Form 10-Q
period 2021-03-31
Frontier Group Holdings, Inc.
filed 2021-05-13
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40304
Frontier Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3681866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4545 Airport Way
Denver, CO 80239
(720) 374-4200
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value	ULCC	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had outstanding 215,427,043 shares of common stock, par value of $0.001, as of May 7, 2021.

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except for share and per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$429	$378
Accounts receivable, net	48	28
Supplies, net	20	18
Other current assets	223	226
Total current assets	720	650
Property and equipment, net	177	176
Operating lease right-of-use assets	2,292	2,250
Pre-delivery deposits for flight equipment	212	224
Aircraft maintenance deposits	86	82
Intangible assets, net	29	29
Other assets	164	143
Total assets	$3,680	$3,554
Liabilities and stockholders’ equity
Accounts payable	$79	$71
Air traffic liability	230	135
Frequent flyer liability	12	13
Current maturities of long-term debt, net	110	101
Current maturities of operating leases	423	416
Other current liabilities	369	267
Total current liabilities	1,223	1,003
Long-term debt, net	242	247
Long-term operating leases	1,881	1,848
Long-term frequent flyer liability	50	50
Other long-term liabilities	65	96
Total liabilities	3,461	3,244
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, no par value, stated value of $0.001 per share, with 200,416,799 and 199,438,098 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	60	60
Retained earnings	170	261
Accumulated other comprehensive income (loss)	(11)	(11)
Total stockholders’ equity	219	310
Total liabilities and stockholders’ equity	$3,680	$3,554

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for per share data)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Passenger	$262	$528
Other	9	16
Total operating revenues	271	544
Operating expenses:
Aircraft fuel	84	204
Salaries, wages and benefits	139	148
Aircraft rent	138	103
Station operations	70	96
Sales and marketing	17	30
Maintenance materials and repairs	26	26
Depreciation and amortization	8	8
CARES Act credits	(136)	—
Other operating	17	35
Total operating expenses	363	650
Operating income (loss)	(92)	(106)
Other income (expense):
Interest expense	(22)	(2)
Capitalized interest	1	2
Interest income and other	—	3
Total other income (expense)	(21)	3
Income (loss) before income taxes	(113)	(103)
Income tax expense (benefit)	(22)	(39)
Net income (loss)	$(91)	$(64)
Earnings (loss) per share:
Basic	$(0.46)	$(0.32)
Diluted	$(0.46)	$(0.32)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(91)	$(64)
Unrealized losses from cash flow hedges net of adjustment for de-designation of fuel hedges, net of deferred tax benefit/(expense) of $11 million during the three months ended March 31, 2020 (Note 5)	—	(26)
Other comprehensive income (loss)	—	(26)
Comprehensive income (loss)	$(91)	$(90)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(91)	$(64)
Deferred income taxes	(22)	(36)
Depreciation and amortization	8	8
Gains recognized on sale-leaseback transactions	(15)	(17)
Warrant liability unrealized loss	20	—
Stock-based compensation	3	2
Losses from de-designated derivative positions	—	56
Cash flows from derivative instruments, net	—	(42)
Cash flows from operating leases	—	17
Changes in operating assets and liabilities:
Accounts receivable	(20)	31
Supplies and other current assets	(13)	(11)
Aircraft maintenance deposits	(4)	(5)
Other long-term assets	(8)	(7)
Accounts payable	6	4
Air traffic liability	95	25
Other liabilities	71	(141)
Cash provided by (used in) operating activities	30	(180)
Cash flows from investing activities:
Capital expenditures	(3)	(2)
Pre-delivery deposits for flight equipment, net of refunds	12	(9)
Other	(2)	—
Cash provided by (used in) investing activities	7	(11)
Cash flows from financing activities:
Proceeds from issuance of debt	26	56
Principal repayments on debt	(22)	(43)
Proceeds from sale-leaseback transactions	13	22
Minimum tax withholdings on share-based awards	(3)	—
Cash provided by financing activities	14	35
Net increase (decrease) in cash, cash equivalents and restricted cash	51	(156)
Cash, cash equivalents and restricted cash, beginning of period	378	768
Cash, cash equivalents and restricted cash, end of period	$429	$612

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except for share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2019	199,242,854	$—	$52	$486	$4	$542
Net loss	—	—	—	(64)	—	(64)
Unrealized loss from cash flows hedges net of adjustment for de-designation of fuel hedges, net of tax (Note 5)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	2	—	—	2
Balance at March 31, 2020	199,242,854	$—	$54	$422	$(22)	$454

Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net loss	—	—	—	(91)	—	(91)
Shares issued in connection with vesting of restricted stock units	505,438	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(146,490)	—	(3)	—	—	(3)
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	640,121	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	200,416,799	$—	$60	$170	$(11)	$219
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Frontier Group Holdings, Inc. (“FGHI” or the “Company”) and its wholly-owned direct and indirect subsidiaries, including Frontier Airlines Holdings, Inc. (“FAH”) and Frontier Airlines, Inc. (“Frontier”). All wholly-owned subsidiaries are consolidated, with all intercompany transactions and balances being eliminated. Prior to December 3, 2013, FAH was a wholly-owned subsidiary of Republic Airways Holdings, Inc. (“Republic”). On December 3, 2013, FGHI, formerly known as Falcon Acquisition Group, Inc., purchased from Republic all of FAH’s common stock for $52 million in cash and assumed all of its obligations. As a result of the acquisition, all of FAH’s assets and liabilities were remeasured to fair value as of the acquisition date.
The Company is headquartered in Denver, Colorado. Frontier is an ultra low-cost, low-fare airline that offers flights throughout the United States and to select international destinations in the Americas, serving approximately 110 airports.
The Company is managed as a single business unit that primarily provides air transportation for passengers. Management has concluded there is only one reportable segment.
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's final prospectus, dated March 31, 2021, and filed with the SEC pursuant to Rule 424(b)(4) on April 2, 2021.
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations and is volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the novel strain of coronavirus (“COVID-19”) pandemic during the three months ended March 31, 2021, as well as during the comparable period in 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Initial Public Offering
On March 31, 2021, the Company’s registration statement on Form S-1 relating to the Company’s initial public offering (“IPO”) was declared effective by the SEC, and the Company’s common stock began trading on the NASDAQ Global Select Market on April 1, 2021 under ticker symbol ULCC. The Company completed its IPO on April 6, 2021 at an offering price of $19.00 per share, pursuant to the Company’s registration statement. The Company issued and sold 15 million shares of common stock and the Company’s selling stockholders sold 15

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

million shares of common stock in the IPO. The underwriters were granted an over-allotment option to purchase up to 4.5 million additional shares of common stock from the selling shareholders, at the IPO price of $19.00 per share, less the underwriting discount, for 30 days from the date of the prospectus, which was exercised in full in April 2021. The Company did not receive any of the proceeds from the sale of shares by the Company’s selling stockholders. In April 2021, the Company received net proceeds of $271 million after deducting underwriting discounts and commissions. Because the IPO did not close until April 6, 2021, the transaction is not reflected in the condensed consolidated financial statements provided herein.
Total common shares outstanding after the closing of the IPO was 215,416,799.
Prior to the IPO and as of March 31, 2021, deferred offering costs, which consist of direct incremental legal, accounting, consulting and other fees relating to the IPO, in the estimated amount of $6 million were capitalized in other current assets on the condensed consolidated balance sheets and were all unpaid.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also enhances the existing guidance for consistent application of Topic 740. The new guidance is effective for annual periods beginning after December 15, 2020 and interim reporting periods within those reporting periods. The Company adopted the new standard as of January 1, 2021, which did not have a material impact on the Company’s results of operations or financial position as of the adoption date.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instrument and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting and measurement of convertible instruments and also adds disclosure requirements. Further, ASU 2020-06 simplifies the settlement assessment performed to determine whether a contract in the Company’s own equity qualifies for equity classification. The Company early adopted the standard effective January 1, 2021 using the modified retrospective approach, which did not have a material impact on the Company’s results of operations or financial position as of the adoption date. Given the Company’s IPO in April 2021, and based in part on the provisions of ASU 2020-06, warrants issued in conjunction with the CARES Act that may be settled in the Company’s own equity if publicly traded, are expected to be treated as equity classified awards post IPO.

2. Impact of COVID-19
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of COVID-19, along with government mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on the Company’s business and results of operations for the period ended March 31, 2021 and the comparable prior year period. Additionally, the Company is unable to predict the future spread of COVID-19 or any new strains of the virus along with resulting measures that may be introduced by governments or other parties and what impact they may have on the demand for air travel.
In response to the impacts of the COVID-19 pandemic, beginning in March 2020 and continuing through March 2021, the Company has taken measures to address the significant cash outflows experienced to date, which most

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

notably included aligning capacity to demand, and continues to evaluate options to align costs with expected demand.
Beginning in December 2020, the Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. As the vaccines continue to be distributed, administered and made available to a broader range of the population, the Company expects confidence in travel to increase, particularly in the domestic leisure market on which the Company’s business is focused. While the Company has experienced a 14% increase in passenger volumes during the quarter ended March 31, 2021 as compared to the fourth quarter of 2020 as well as a meaningful increase in bookings during the first quarter of 2021 compared to the fourth quarter of 2020, the Company continues to closely monitor the COVID-19 pandemic and the need to adjust capacity and deploy other operational and cost-control measures as necessary to preserve short-term liquidity needs and ensure long-term viability of the Company and its strategies. Any anticipated adjustments to capacity and other cost savings initiatives implemented by the Company may vary from actual demand and capacity needs.
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations. As of March 31, 2021 and through the date of this report, the Company is in compliance with all of its covenants, except the Company has obtained a waiver of relief for the covenant provisions through the second quarter of 2021 related to one of its credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to the existing covenants to reflect any additional COVID-19 pandemic impacts.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020 and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion for a Payroll Support Program (“PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. On April 30, 2020, the Company reached an agreement with the U.S. Department of the Treasury (the “Treasury”) under which the Company received $211 million of installment funding comprised of a $178 million grant (“PSP Grant”) for payroll support for the period from April 2020 through September 30, 2020, and a $33 million unsecured 10-year, low interest loan (“PSP Promissory Note”). During 2020, the Company received the full $178 million under the PSP Grant, which was recognized net of $1 million in deferred financing costs over the periods it was intended to support payroll, within CARES Act credits in the Company’s condensed consolidated statements of operations. In conjunction with the PSP Promissory Note, the Company issued to the Treasury warrants to acquire up to 522,576 shares of common stock of FGHI at an exercise price of $6.36 per share.
On January 15, 2021, as a result of the Consolidated Appropriations Act of 2021, which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for a minimum of $140 million of installment funding under a second Payroll Support Program (“PSP2”), comprised of a $128 million grant (“PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and a $12 million unsecured 10-year low interest loan (“PSP2 Promissory Note”), all of which was received during the three months ended March 31, 2021. In conjunction with the PSP2 Promissory Note, the Company issued to the Treasury warrants to acquire up to 103,208 shares of common stock of FGHI at an exercise price of $11.65 per share. As of March 31, 2021, the $12 million PSP2 Promissory Note is presented net of unamortized discounts related to warrants and deferred financing costs totaling $1 million within long-term debt, net on the Company’s condensed consolidated balance sheet. Of the $128 million received under the PSP2 Grant, $125 million was recognized within CARES Act credits in the Company’s condensed consolidated statements of operations, and the remaining $3 million was deferred within other current liabilities on the Company's condensed consolidated balance sheet.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Subsequent to March 31, 2021, the Treasury provided the Company with an additional disbursement under the PSP2 Agreement of $21 million on April 29, 2021, comprised of an additional $15 million toward the PSP2 Grant and $6 million toward the PSP2 Promissory Note. In conjunction with this additional funding, the Company issued to the Treasury warrants to purchase up to 54,105 additional shares of common stock of FGHI at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2 ("PSP3"). On April 29, 2021, the Company entered into an agreement with the Treasury for approximately $150 million of installment funding under PSP3 (the “PSP3 Agreement”), comprised of a $135 million grant (“PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year low interest loan (“PSP3 Promissory Note”). In conjunction with funding from PSP3, the Company agreed to issue to the Treasury warrants to purchase up to 79,961 additional shares of common stock of FGHI at an exercise price of $18.85 per share. The impacts of PSP3 are not reflected within the Company’s March 31, 2021 condensed consolidated financial statements.
On September 28, 2020, the Company entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (“Treasury Loan”). As of March 31, 2021, the Company has borrowed $150 million under the Treasury Loan, which is presented net of unamortized discounts related to warrants and deferred financing costs, within long-term debt, net on the Company’s condensed consolidated balance sheets. Additional funding can be drawn on the loan through May 28, 2021 and includes a maximum of three total draws on the facility. In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and are settled in cash or shares. As of March 31, 2021, the Company had issued 2,358,090 warrants with an exercise price of $6.36 per share in conjunction with the first draw on the loan.
In connection with the Company’s participation in the PSP, PSP2, PSP3 and the Treasury Loan, the Company has been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until the later of September 30, 2022 or one year after the Treasury Loan facility is repaid;
•Requirements to maintain certain levels of scheduled services through March 31, 2022 (including to destinations where there may currently be significantly reduced or no demand);
•A prohibition on involuntary terminations or furloughs of employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2021;
•A prohibition on reducing the salary, wages or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP, PSP2 and PSP3) through September 30, 2021;
•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until the later of April 1, 2023 or one year after the Treasury Loan facility is repaid;
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping requirements.
As outlined above, as part of the PSP Promissory Note, the PSP2 Promissory Note and the Treasury Loan, and pursuant to the stipulations set forth within the CARES Act, the Company issued to the Treasury warrants to acquire shares of common stock of FGHI, which have a five-year term and are settled in cash or shares. The warrants do not have any voting rights and are freely transferable, with registration rights. The warrants issued in conjunction with the CARES Act financing have been classified as liability based awards within other current liabilities on the condensed consolidated balance sheets and, as of March 31, 2021 and December 31, 2020, the warrant liability was $39 million and $18 million, respectively. Given the liability based classification, at the end of each period the warrant liability is adjusted to its fair market value, calculated utilizing the Black Scholes option pricing model, with

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the corresponding fair market value adjustment classified as interest expense within the Company’s condensed consolidated statements of operations, which was $20 million for the three months ended March 31, 2021. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of the loan.
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. The ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. During the three months ended March 31, 2021, the Company recognized $11 million related to the CARES Employee Retention Credit within CARES Act credits in the Company’s condensed consolidated statements of operations and other current assets on the Company’s condensed consolidated balance sheets.
Income Taxes
The Company's effective tax rate for the three months ended March 31, 2021 was 19.5%, compared to 37.9% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 deviates from the statutory rate primarily due to non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of the Company’s participation in the PSP, PSP2, and the Treasury Loan, partially offset by excess tax benefits associated with the Company’s stock-based compensation arrangements. The decrease in tax rate as compared to the prior year period is largely driven by the CARES Act benefit that allowed the 2020 net operating loss to be carried back to tax years in which a federal 35% tax rate applied, resulting in a permanent benefit of the 14% rate differential.

3. Revenue Recognition
As of December 31, 2020, the Company’s air traffic liability balance was $135 million. During the three months ended March 31, 2021, 41% of the air traffic liability as of December 31, 2020 has been recognized as passenger revenue. As of March 31, 2021, the Company’s current air traffic liability is $230 million, of which $44 million is related to customer rights to book future travel, which generally expire 12 months after issuance if not redeemed by the passenger. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers.
During the three months ended March 31, 2021 and 2020, the Company recognized $10 million and $9 million of revenue, respectively, within passenger revenue within the condensed consolidated statements of operations, primarily related to expected and actual expiration of customer rights to book future travel.
Frequent Flyer Program
The Company’s Frontier Miles frequent flyer program provides frequent flyer travel awards to program members based on accumulated mileage credits. Mileage credits are generally accumulated as a result of travel, purchases using the co-branded credit card and purchases from other participating partners.
The Company defers revenue for mileage credits earned by passengers under its Frontier Miles program based on the equivalent ticket value (“ETV”) a passenger receives by redeeming mileage credits for a ticket rather than paying cash.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Mileage credits are also sold to participating companies, including credit card companies and other third parties. Sales to credit card companies include multiple promised goods and services, which the Company evaluates to determine whether they represent performance obligations. The Company determined these arrangements have three separate performance obligations: (i) mileage credits to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. Total arrangement consideration is allocated to each performance obligation on the basis of the deliverables relative standalone selling price. For mileage credits, the Company considers a number of entity-specific factors when developing the best estimate of the standalone selling price, including the number of mileage credits needed to redeem an award, average fare of comparable segments, breakage and restrictions. For licensing of brand and access to member lists, the Company considers both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising and marketing performance obligation, the Company considers market-specific factors and entity-specific factors, including the Company’s internal costs of providing services, volume of marketing efforts and overall advertising plan.
Consideration allocated based on the relative standalone selling price to both the brand licensing and access to member lists and advertising and marketing elements is recognized as other revenue in the Company’s condensed consolidated statements of operations over time as mileage credits are delivered. The consideration allocated to the transportation portion of these mileage credit sales is deferred and recognized as a component of passenger revenue in the Company’s condensed consolidated statements of operations at the time of travel for mileage credits redeemed. Mileage credits the Company estimates are not likely to be redeemed are subject to breakage and are recognized as a portion of passenger revenue in proportion to the pattern of rights exercised by customers. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years. Redemptions are allocated between sold and flown mileage credits based on historical patterns.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions)

	Three Months Ended March 31,
	2021	2020
Passenger revenues:
Fare	$100	$219
Non-fare passenger revenues:
Baggage	67	109
Service fees	62	141
Seat selection	24	43
Other	9	16
Total non-fare passenger revenue	162	309
Total passenger revenues	262	528
Other revenues	9	16
Total operating revenues	$271	$544

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Domestic	$259	$500
Latin America	12	44
Total operating revenues	$271	$544

During the three months ended March 31, 2021 and 2020, no revenue from any one foreign country represented greater than 5% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4. Other Current Assets
Other current assets consist of the following (in millions):

	March 31, 2021	December 31, 2020
Prepaid expenses	$17	$24
Income tax receivable	161	161
Passenger and other taxes receivable	20	26
Other	25	15
Total other current assets	$223	$226

5. Financial Derivative Instruments and Risk Management
The Company is exposed to variability in jet fuel prices. Aircraft fuel generally represents the Company’s largest operating expense. Increases in jet fuel prices may adversely impact its financial performance, operating cash flow and financial position. As part of its risk management program, the Company enters into derivative contracts in order to limit exposure to the fluctuations in jet fuel prices. The types of instruments the Company utilized in its 2020 hedging program were call options and collar structures, which include both a purchased call option and sold put option. Although the use of collar structures can reduce the overall cost of hedging, these instruments carry more risk than purchased call options alone in that these instruments may result in a net liability for the Company upon settlement.
Additionally, the Company is exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine year swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended March 31, 2021, the Company did not enter into any swaps and during the three months ended March 31, 2020, the Company paid upfront premiums of $4 million for the option to enter into and exercise cash settled swaps with a forward starting effective date.
The Company formally designates and accounts for derivative instruments that meet established accounting criteria under ASC 815, Derivatives and Hedging, as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instruments is recorded in accumulated other comprehensive income/loss (“AOCI/L”), a component of stockholders’ equity on the condensed consolidated balance sheets. The Company recognizes the associated gains or losses deferred in AOCI/L as well as the amounts that are paid or received in connection with the purchase or sale of fuel-related financial derivative instruments (i.e., premium costs of option contracts) as a component of aircraft fuel expense in the period that the jet fuel subject to hedging is consumed for its fuel derivative instruments. For interest rate derivatives, the Company recognizes the associated gains or losses deferred in AOCI/L as well as amounts that are paid or received in connection with the purchase or sale of interest rate derivative instruments (i.e., premium costs of swaption contracts) as a component of aircraft rent expense over the period of the related aircraft lease. The Company does not enter into derivative instruments for speculative purposes.
In March 2020, the Company determined that it was no longer probable that estimated future fuel consumption for gallons subjected to fuel hedges would occur, primarily related to second quarter 2020 settled trades as the Company reduced scheduled flights as a result of the decline in customer demand from the COVID-19 pandemic, and, therefore, the Company was required to de-designate certain fuel hedges associated with estimated future consumption declines. Fuel hedges with identified estimated future fuel consumption that were probable to still occur remained within AOCI/L. As a result of the de-designation, in March 2020 the Company recognized a $56 million loss within aircraft fuel in the condensed consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2021, the Company had no fuel cash flow hedges outstanding, and the Company has hedged the interest rate exposure on $327 million of total aircraft rent payments for eight aircraft to be delivered by the end of 2021.
The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments but does not expect any of its counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of the Company’s outstanding contracts in a receivable position. To manage credit risks, the Company selects counterparties based on credit assessments, limits its overall exposure to any single counterparty and monitors the market position with each counterparty. Based on the fair value of the Company’s fuel derivative instruments, its counterparties may require it to post collateral when the price of the underlying commodity decreases, and the Company may require its counterparties to provide collateral when the price of the underlying commodity increases. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. The Company’s policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties.
The assets and liabilities associated with the Company’s fuel and interest rate derivative instruments are presented on a gross basis and include upfront premiums paid. These are recorded as a component of other current assets and other current liabilities on the Company’s condensed consolidated balance sheets and as of March 31, 2021 and December 31, 2020, were less than $1 million.
The following table summarizes the effect of fuel and interest rate derivative instruments reflected in aircraft fuel and rent expense, respectively, in the condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Derivatives designated as cash flow hedges
Losses on fuel derivative contracts	$—	$(13)

Derivatives not designated as cash flow hedges
Losses on fuel derivative contracts	$—	$(56)

The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments in the condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended March 31,
	2021	2020
Derivatives designated as cash flow hedges
Fuel derivative contract losses – net of tax impact	$—	$(26)
Fuel derivative losses reclassified to earnings due to de-designation – net of tax impact	—	9
Interest rate derivative contract losses – net of tax impact	—	(9)
Total	$—	$(26)

As of March 31, 2021, $11 million is included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified over the aircraft lease term the hedging instrument is related to.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	March 31, 2021	December 31, 2020
Salaries, wages and benefits	$85	$97
Current portion of phantom equity units (Note 9)	26	—
Station obligations	44	33
Leased aircraft return costs	14	20
Aircraft maintenance	36	22
Passenger and other taxes and fees payable	63	41
Fuel liabilities	16	6
Warrant liability	39	18
Other current liabilities	46	30
Total other current liabilities	$369	$267

7. Debt
The Company’s debt obligations are as follows (in millions):

	March 31, 2021	December 31, 2020
Secured debt:
Pre-delivery credit facility(1)	$133	$141
Floating rate building note(2)	18	18
Treasury Loan(3)	150	150
Unsecured debt:
Affinity card advance purchase of mileage credits(4)	15	15
PSP Promissory Notes(5)	45	33
Total debt	361	357
Less current maturities of long-term debt, net	(110)	(101)
Less long-term debt acquisition costs and other discounts	(9)	(9)
Long-term debt, net	$242	$247
__________________
(1)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A. in December 2014 (“PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320neo and A321neo aircraft through 2023 (see Note 10). On December 22, 2020, the PDP Financing Facility was amended and restated to reduce the commitment of Citibank, N.A., as initial lender, to $150 million, remove the ability to draw further unsecured borrowings and to provide collateral for the borrowings not secured by aircraft outstanding as of that date. During May 2021, the Company amended the facility to increase the total available capacity to $200 million and expanded the number of financial institution participants as lenders.
Interest is paid every 90 days based on a three-month LIBOR, plus a margin for each individual tranche. The PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence with the last scheduled delivery of aircraft contemplated in the PDP Financing Facility expected to be in the fourth quarter of 2023.
(2)Represents a note with National Bank of Arizona related to the Company’s headquarters building. Under the terms of the agreement, the Company will repay outstanding principal balance in quarterly payments beginning in January 2022 until the maturity date in December

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month LIBOR plus a margin is payable monthly.
(3)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million. The Treasury Loan has a five-year term and includes an annual interest rate based on adjusted LIBOR plus 2.5%. Additional funding can be drawn on the loan through May 28, 2021 and includes a maximum of three total draws on the facility, and it can be prepaid at par at any time without incurring a penalty. The Treasury Loan is collateralized by the Company’s co-branded credit card arrangement. As part of any funding under the loan program, the Company is required to comply with the relevant provisions of the CARES Act, which will apply until one year after the loan is repaid in full. In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and are settled in cash or shares upon notice from the Treasury. Such warrants are included in other current liabilities on the Company’s condensed consolidated balance sheets. As of March 31, 2021, the Company had issued 2,358,090 warrants to the Treasury in conjunction with the Treasury Loan.
(4)The Company entered into an agreement with Barclays in 2003 to provide for joint marketing, grant certain benefits to co-branded credit card holders (“Cardholders”), and allow Barclays to market using the Company’s customer database. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers. In addition, Barclays will pre-purchase miles if the Company meets certain conditions precedent. On September 15, 2020 the Company entered into a new agreement with Barclays to amend and extend the agreement to 2029. The pre-purchased miles facility amount is to be reset on January 15 of each calendar year through and including January 15, 2028 based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis, up to an aggregate maximum facility amount of $200 million. The facility amount cannot be extended above $15 million until full extinguishment of the Treasury Loan. The Company pays interest on a monthly basis, which is based on a one-month LIBOR plus a margin. Beginning March 31, 2028, the facility will be repaid in 12 equal monthly installments.
(5)On April 30, 2020, the Company executed the PSP Promissory Note with the Treasury as part of the original payroll support program in which the Company received a $33 million unsecured 10-year, low interest loan. Subsequently, as part of the PSP2 Agreement, in March 2021 the Company received an additional $12 million of proceeds with the same terms as the original PSP Promissory Note. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. The loans can be prepaid at par any time without incurring a penalty. In conjunction with the PSP Promissory Notes, the Company issued to the Treasury warrants to acquire up to 625,784 shares of common stock of FGHI, which have a five-year term and are settled in cash or shares. Such warrants are included in other current liabilities on the Company’s condensed consolidated balance sheets.

Cash payments for interest related to debt was $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by restricted cash and as of March 31, 2021 and December 31, 2020, the Company did not have any outstanding letters of credit that were drawn upon.
As of March 31, 2021, future maturities of debt are payable as follows (in millions):

March 31, 2021
Remainder of 2021	$79
2022	52
2023	20
2024	—
2025	150
Thereafter	60
Total debt principal payments	$361

8. Operating Leases
The Company leases property and equipment under operating leases. For leases with initial terms greater than 12 months, the related asset and obligation is recorded at the present value of lease payments over the term. Some leases include rental escalation clauses, renewal options, termination options, and/or other items that cause variability that are factored into the determination of lease payments when appropriate. The Company does not

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

separate lease and non-lease components of contracts, except for certain flight training equipment, for which consideration is allocated between lease and non-lease components.
Aircraft
As of March 31, 2021, the Company leased 107 aircraft, all of which are under operating leases with remaining terms ranging from three months to 12 years. In addition, as of March 31, 2021, the Company leased 17 spare engines, which are all under operating leases. As of March 31, 2021, the remaining terms for engines included within right-of-use asset and lease liability range from five months to 12 years.
During the three months ended March 31, 2021 and 2020, the Company executed sale-leaseback transactions with third-party lessors for three new Airbus A320 family aircraft. Additionally, the Company completed a sale-leaseback transaction for one engine during the three months ended March 31, 2021 and did not complete any sale-leaseback transactions for engines during the three months ended March 31, 2020. All of the leases from the sale-leaseback transactions are accounted for as operating leases. During the three months ended March 31, 2021 and 2020, the Company acquired, through new operating leases, aircraft and engines totaling $120 million and $96 million, respectively, which are included in operating lease right-of-use assets on the condensed consolidated balance sheets and also recognized net sale-leaseback gains of $15 million and $17 million, respectively, from those sale-leaseback transactions which are included as a component of other operating expenses within the condensed consolidated statements of operations.
In March 2020, the Company entered into two amendments with one lessor that were treated as one combined contract. One amendment extended the remaining lease terms on two aircraft from three to five years. The other included the return of $17 million in previously unrecoverable maintenance reserves for two aircraft. This amount has been included within the Company’s right-of-use assets as a lessor incentive as of March 31, 2021, as it was negotiated as a combined contract.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft that were previously owned by the Company, which stipulates that four A319 aircraft originally slated to be returned in December 2021 will be returned during the second and third quarters of 2021. The early returns of these aircraft will retire the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement the Company recorded a $6 million charge included as a component of rent expense within the condensed consolidated statements of operations for the three months ended March 31, 2021 related to the change in expected lease return obligations of which $4 million was related to the A319 aircraft returning in the second quarter.
Aircraft Rent Expense and Maintenance Obligations
Aircraft rent expense was $138 million and $103 million during the three months ended March 31, 2021 and 2020, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed or are probable lease return condition obligations. Supplemental rent expense for maintenance-related reserves that were deemed non-recoverable during the years ended March 31, 2021 and 2020 totaled $1 million and less than $1 million, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $14 million and $4 million for March 31, 2021 and 2020, respectively.
Additionally, certain of the Company’s aircraft and spare engine lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of March 31, 2021 and December 31, 2020, the Company had aircraft maintenance deposits that are expected to be recoverable of $92 million and $82 million, respectively, on its condensed consolidated balance sheets of which $6 million and less than $1 million, respectively, are included in accounts receivable, net as the eligible maintenance has been performed. The remaining $86 million and $82 million

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

are included within aircraft maintenance deposits on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of March 31, 2021, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be approximately $3 million per year for the remainder of 2021 through 2025 and $11 million thereafter before consideration of reimbursements.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 110 airports that are served and are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, cargo warehouses and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of March 31, 2021, the remaining lease terms vary from one month to eight years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the condensed consolidated balance sheets as a right-of-use asset and lease liability.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to eight years as of March 31, 2021.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the condensed consolidated statements of operations. These deferrals decreased operating cash flows and unfavorably impacted the Company’s results of operations by $11 million for the three months ended March 31, 2021, including a $19 million unfavorable impact to aircraft rent and an $8 million favorable impact to station operations. As of March 31, 2021, the Company has $22 million of rent payment deferrals that have yet to be recognized, including $12 million and $10 million related to aircraft rent expense and station operations, respectively, which will be recognized throughout the rest of 2021 and future years as such amounts are paid.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Lease Costs
The table below presents certain information related to lease costs for operating leases during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease cost(1)	$107	$98
Variable lease cost(1)	65	45
Total lease costs	$172	$143
______________
(1)    Expenses are included within aircraft rent, station operations, maintenance materials and repairs and other operating in the Company’s condensed consolidated statements of operations.

During the three months ended March 31, 2021 and 2020, the Company paid cash of $108 million and $99 million, respectively, for amounts included in the measurement of lease liabilities.

9. Stock-Based Compensation
During the three months ended March 31, 2021 and 2020, the Company recognized $3 million and $2 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the condensed consolidated statements of operations.
Stock Options and Restricted Awards
In April 2014, FGHI approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock are reserved for issuance. Concurrently with the Company’s initial public offering on April 1, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock, as well as the 11 million issued awards from the 2014 Plan that are still outstanding plus any subsequently forfeited awards or awards that lapse unexercised after April 1, 2021, to be available for future issuances of stock-based compensation awards to be granted to members of the Board of Directors and certain employees and consultants. Additionally, shares available for issuance under the 2021 Plan will be subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (A) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company’s Board of Directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options.
There were no options granted during the three months ended March 31, 2020 and 2021. In connection with the Company initial public offering, 640,121 of vested stock options were exercised with a weighted average stock price of $0.64 per share during the three months ended March 31, 2021. The weighted average exercise price of outstanding options as of March 31, 2021 was $2.02 per share.
During the three months ended March 31, 2021, 695,742 restricted stock units were issued with a weighted average grant date fair value of $13.84 per share and an aggregate fair value of $10 million. Additionally, during the three months ended March 31, 2021, the Company withheld 146,490 restricted stock units with a weighted average grant date fair value of $10.98 per share to cover employee taxes upon award vesting.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Liability-Classified Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure in connection with the acquisition by FGHI (see Note 1), an agreement was reached to amend and restate a phantom equity agreement that was in place with Frontier prior to the acquisition. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed by Frontier in June 2011, (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2019, the final associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in the first quarter of 2022 and, as such, is presented within other long-term liabilities and other current liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021, respectively.

10. Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2021, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2021	10	—	10	2
2022	9	5	14	4
2023	—	19	19	2
2024	—	19	19	2
2025	17	8	25	3
Thereafter	50	16	66	9
Total	86	67	153	22
During December 2017, the Company entered into an amendment to the previously existing master purchase agreement with Airbus. Pursuant to the amendment, the Company had a commitment to purchase an incremental 100 A320neo and 34 A321neo aircraft (“incremental aircraft”) which were scheduled to be delivered through 2026. During July 2019, the Company entered into an amendment to the previously existing master purchase agreement that included the conversion of 15 A320neo aircraft to A321neo aircraft and, in December 2020, the Company entered into an amendment to convert an additional 18 A320neo aircraft to A321neo aircraft, each of which also updated the timing of original scheduled delivery dates as reflected in the table above. Additionally, the Company entered into an amendment that allows it the option to convert 18 A320neo aircraft to A321XLR aircraft and therefore, the conversion is not reflected in the table above. The amended agreements provide for varying purchase incentives, which have been allocated proportionally and are accounted for as an offsetting reduction to the cost of the backlog aircraft and incremental aircraft. As a result, cash paid for backlog aircraft will be more than the associated capitalized cost of the aircraft and results in the recognition of a deferred purchase incentive within other assets on the condensed consolidated balance sheets, which will ultimately be offset by the lower cash payments in connection with the purchase of the incremental aircraft.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On April 13, 2020, the Company entered into an agreement with Pratt & Whitney for a purchase commitment to supply all engines and the related maintenance services for the Company’s incremental order book. These deliveries will begin in 2022 and are expected to occur through 2027. In addition, Pratt & Whitney will supply a certain number of spare engines from 2022 through 2029. These commitments are reflected within the table above and in the future commitments below.
As of March 31, 2021, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $522 million in the remainder of 2021, $765 million in 2022, $1,095 million in 2023, $1,144 million in 2024, $1,422 million in 2025 and $3,906 million thereafter.
Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The DOT request for information is focused on the Company’s refund practices on Frontier initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. The Company is fully cooperating with the DOT request.
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company regularly evaluates the status of such matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each matter to assess if there is at least a reasonable possibility that a loss or additional losses may have been incurred and whether an estimate of possible loss or range of loss can be made. The Company believes the ultimate outcome of such lawsuits, proceedings, and reviews will not, individually or in the aggregate, have a material adverse effect on its condensed consolidated financial position, liquidity, or results of operations and that the Company’s current accruals cover matters where loss is deemed probable and can be reasonably estimated.
The ultimate outcome of legal actions is unpredictable and can be subject to significant uncertainties, and it is difficult to determine whether any loss is probable or even possible. Additionally, it is also difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Thus, actual losses may be in excess of any recorded liability or the range of reasonably possible loss.

Employees
The Company has seven union-represented employee groups that together represent approximately 87% of all employees at March 31, 2021. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of March 31, 2021:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	March 31, 2021
Pilots	Air Line Pilots Association (ALPA)	January 2024	32%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	51%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	March 2024	2%
Aircraft Appearance	IBT	October 2023	<1%
Material Specialists	IBT	March 2022	<1%
Dispatchers	Transport Workers Union (TWU)	December 2021	<1%
Maintenance Control	IBT	October 2023	<1%

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4 million for health care claims estimated to be incurred but not yet paid as of March 31, 2021 and December 31, 2020, which is included as a component of other current liabilities on the condensed consolidated balance sheets.
General Indemnifications
The Company has various leases with respect to real property as well as various agreements among airlines relating to fuel consortia or fuel farms at airports. Under some of these contracts, the Company is party to joint and several liability regarding environmental damages. Under others, where the Company is a member of an LLC or other entity that contracts directly with the airport operator, liabilities are borne through the fuel consortia structure.
The Company’s aircraft, services, equipment lease and sale and financing agreements typically contain provisions requiring us, as the lessee, obligor or recipient of services, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment. The Company believes that its insurance would cover most of its exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft, services, equipment lease and sale and financing agreements described above.
Certain of the Company’s aircraft and other financing transactions include provisions that require payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In certain of these financing transactions and other agreements, the Company also bears the risk of certain changes in tax laws that would subject payments to non-U.S. entities to withholding taxes.
Certain of these indemnities survive the length of the related financing or lease. The Company cannot reasonably estimate the potential future payments under the indemnities and related provisions described above because it cannot predict (1) when and under what circumstances these provisions may be triggered, and (2) the amount that would be payable if the provisions were triggered because the amounts would be based on facts and circumstances existing at such time.

11. Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed pursuant to the two-class method. Under the two-class method, the Company attributes net income to common stock and other participating rights (including those with vested share-based awards). Basic net earnings (loss) per share is calculated by taking net income, less earnings allocated to participating rights, divided by the basic weighted average common stock outstanding. Diluted net earnings (loss) per share is calculated using the more dilutive of the treasury-stock method and the two-class

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

method. The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three months ended March 31,
	2021	2020
Basic:
Net income (loss)	$(91)	$(64)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(91)	$(64)
Weighted average common shares outstanding, basic	199,482,701	199,187,260
Net earnings (loss) per share, basic	$(0.46)	$(0.32)
Diluted:
Net income (loss)	$(91)	$(64)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(91)	$(64)
Weighted-average common shares outstanding, basic	199,482,701	199,187,260
Effect of dilutive potential common shares	—	—
Weighted average common shares outstanding, diluted	199,482,701	199,187,260
Net earnings (loss) per share, diluted	$(0.46)	$(0.32)
Due to the net loss for the three months ended March 31, 2021 and 2020, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

12. Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosures, disclosures relating to how fair value is determined for assets and liabilities are required, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques in order to assess the fair value of its financial assets and liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents as of March 31, 2021 and December 31, 2020 were comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Within restricted cash, the Company also maintains certificates of deposit

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

that secure certain letters of credit issued for workers’ compensation claim reserves and certain airport authorities. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value.
Warrants
The estimated fair value of the warrants issued in conjunction with the loans from the CARES Act, described in Note 2, was determined to be Level 3 measurement. The primary inputs to the warrant valuation are driven by FGHI’s share price as well as assumptions about the expected share price volatility and estimated term the warrants will remain outstanding. These inputs are largely impacted by internal forecasts, discount rates and other internal assumptions as well as assumptions used by the participating underwriters to establish the initial offering price related to the Company’s IPO, which were unobservable as of March 31, 2021. For the three months ended March 31, 2021, the Company’s warrant liability increased by $21 million, which was driven by mark to market adjustments of $20 million and $1 million of additional warrants issued in conjunction with PSP2 funding obtained during the three months ended March 31, 2021.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$133	$131	$141	$139
Floating rate building note	18	18	18	18
Treasury Loan	150	153	150	148
Unsecured debt:
Affinity card advance purchase of mileage credits	15	14	15	11
PSP Promissory Note	45	35	33	25
Total debt	$361	$351	$357	$341

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$429	$429	$—	$—
Warrants	$39	$—	$—	$39

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$378	$378	$—	$—
Warrants	$18	$—	$—	$18
The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2021 and the year ended December 31, 2020.

13. Related Parties
Management Services
The Company pays a quarterly fee to Indigo Partners for management services, plus expense reimbursements and the annual fees of each member of the Company’s board of directors that is affiliated with Indigo Partners. Indigo Partners manages an investment fund that is the controlling stockholder in FGHI. The Company paid Indigo Partners $1 million and less than $1 million of management fees, expense reimbursements, and director compensation for the three months ended March 31, 2021 and 2020, respectively.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as Volaris) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris. Indigo Partners holds approximately 18% of the total outstanding Common Stock shares of Volaris.
In August 2018, the Company and Volaris began operating scheduled codeshare flights. The codeshare agreement provides for codeshare fees and revenue sharing for the codeshare flights. Each party bears its own costs and expenses of performance under the agreement, is required to indemnify the other party for certain claims and losses arising out of or related to the agreement and is responsible for complying with certain marketing and product display guidelines. The codeshare agreement also establishes a joint management committee, which includes representatives from both parties and generally oversees the management of the transactions and relationships contemplated by the agreement. The codeshare agreement will remain effective for a period of three years from its effective date, is subject to automatic renewal and may be terminated by either party at any time upon the satisfaction of certain conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated March 31, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on April 2, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
Frontier Airlines is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right®. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
In December 2013, we were acquired by an investment fund managed by Indigo, an affiliate of Indigo Partners, an experienced and successful global investor in ULCCs. Following the acquisition, Indigo reshaped our management team to include experienced veterans of the airline industry with a significant history operating ULCCs. Working with Indigo and supported by a highly productive workforce, our management team developed and implemented our unique Low Fares Done Right strategy, which significantly reduced our unit costs, introduced low fares, provided the choice of optional services to our customers, enhanced our operational performance and improved the customer experience. Through the implementation of our operating model, we have positioned our brand as a leading low-fare airline and had seen a dramatic improvement to our profitability prior to the COVID-19 pandemic.
The implementation of Low Fares Done Right has significantly reduced our cost base by increasing aircraft utilization (prior to the COVID-19 pandemic), transitioning our fleet to larger aircraft, maximizing seat density, renegotiating the majority of our distribution agreements, realigning our network, replacing our reservation system, enhancing our website, boosting employee productivity and contracting with third-party specialists to provide us with select operating and other services. As of March 31, 2021, we had a fleet of 107 narrow-body Airbus A320 family aircraft, and a commitment to purchase 153 A320neo (New Engine Option) family aircraft by the end of 2028.

Impact of the COVID-19 Pandemic and Outlook
Beginning in March 2020, and as a result of the COVID-19 pandemic, we experienced a significant decline in customer demand that impacted the remaining portion of 2020 and has persisted into the first quarter of 2021. While we experienced an uptick in demand and capacity during the second half of the first quarter of 2021, this uptick in demand is still below the demand levels experienced prior to the COVID-19 pandemic. Due to the impact of the COVID-19 pandemic on our business that began late in the first quarter of 2020, we experienced a decline in operating revenues of 50% period over period, and our capacity, as measured by ASMs, decreased by 36% period over period. The continued progression of COVID-19, which includes new variants and the resulting governmental restrictions put in place in response, as well as changes in consumer behavior, including rates of vaccination, continues to be an ever changing situation that we are closely monitoring.

In response to the impacts of the COVID-19 pandemic, beginning in March 2020 and continuing through March 2021, we have taken measures to address the significant cash outflows experienced to date, which have most notably included aligning capacity to demand and implementing cost saving initiatives to better align costs with expected demand. We will continue to evaluate the need to adjust capacity and deploy other operational and cost control measures as necessary to preserve short term liquidity needs and ensure the long term viability of our business. Any anticipated adjustments to capacity and other cost saving initiatives implemented by us may vary from actual demand and capacity needs.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020 and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders and, on April 30, 2020, we reached an agreement with the U.S. government under which we received $211 million of installment funding comprised of a $178 million grant (“PSP Grant”) for payroll support for the period from April 2020 through September 30, 2020, and a $33 million unsecured 10-year, low interest loan (“PSP Promissory Note”). During 2020, we received the full $178 million under the PSP Grant, which was recognized net of $1 million in deferred financing costs over the periods it was intended to support payroll, within CARES Act credits in our condensed consolidated statements of operations. In conjunction with the PSP Promissory Note, we issued to the U.S. Department of the Treasury (the “Treasury”) warrants to acquire up to 522,576 shares of common stock of FGHI at an exercise price of $6.36 per share.
On January 15, 2021, as a result of the Consolidated Appropriations Act of 2021, which extended the Payroll Support Program (“PSP”) provisions of the CARES Act, we entered into an agreement with the Treasury for a minimum of $140 million of installment funding under a second Payroll Support Program (“PSP2”), comprised of a $128 million grant (“PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and a $12 million unsecured 10-year low interest loan (“PSP2 Promissory Note”), all of which was received during the three months ended March 31, 2021. In conjunction with the PSP2 Promissory Note, we issued to the Treasury warrants to acquire up to 103,208 shares of common stock of FGHI at an exercise price of $11.65 per share. Of the $128 million received under the PSP2 Grant, $125 million was recognized within CARES Act credits in our condensed consolidated statements of operations, and the remaining $3 million was deferred as a credit within other current liabilities on our condensed consolidated balance sheet.
Subsequent to March 31, 2021, the Treasury provided us with an additional disbursement under the PSP2 Agreement of $21 million on April 29, 2021, comprised of an additional $15 million toward the PSP2 Grant, and $6 million toward the PSP2 Promissory Note. In conjunction with this additional funding, we issued to the Treasury warrants to purchase up to 54,105 additional shares of common stock of FGHI at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2 ("PSP3"). On April 29, 2021, we entered into an agreement with the Treasury for approximately $150 million of installment funding under PSP3 (the “PSP3 Agreement”), comprised of a $135 million grant (“PSP3 Grant”) for the continuation of payroll support through

September 30, 2021, and a $15 million unsecured 10-year low interest loan (“PSP3 Promissory Note”). In conjunction with funding from PSP3, we agreed to issue to the Treasury warrants to purchase up to 79,961 additional shares of common stock of FGHI at an exercise price of $18.85 per share. The impacts of PSP3 are not reflected within our March 31, 2021 condensed consolidated financial statements.
On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the loan program established under the CARES Act (“Treasury Loan”). As of March 31, 2021, we had borrowed $150 million under the Treasury Loan, which is presented net of unamortized discounts related to warrants and deferred financing costs, within long-term debt, net on our condensed consolidated balance sheet. Additional funding can be drawn on the loan through May 28, 2021. In conjunction with the Treasury Loan, we issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and may be settled in cash or shares. As of March 31, 2021, we issued 2,358,090 warrants in conjunction with the first draw on the loan with an exercise price of $6.36 per share.
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we are and continue to be subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until the later of September 30, 2022 or one year after the Treasury Loan facility is repaid;
•Requirements to maintain certain levels of scheduled services through March 31, 2022 (including to destinations where there may currently be significantly reduced or no demand);
•A prohibition on involuntary terminations or furloughs of employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2021;
•A prohibition on reducing the salary, wages or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP, PSP2 and PSP3) through September 30, 2021;
•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until the later of April 1, 2023 or one year after the Treasury Loan facility is repaid;
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping requirements.
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. During the three months ended March 31, 2021, we recognized $11 million related to the CARES Employee Retention credit within CARES Act Credits in our condensed consolidated statements of operations and other current assets on our condensed consolidated balance sheet.
Initial Public Offering
On March 31, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC and on April 1, 2021 our common stock began trading on the NASDAQ Global Select

Market under ticker symbol ULCC. The IPO was completed on April 6, 2021 at an offering price of $19.00 per share, pursuant to our registration statement. As part of the IPO, we issued and sold 15 million shares of common stock and our selling stockholders sold 15 million shares of common stock in the IPO. The underwriters were granted an over-allotment option to purchase up to 4.5 million additional shares of common stock from the selling shareholders, at the IPO price of $19.00 per share, less the underwriting discount, for 30 days from the date of the prospectus, which was exercised in full in April 2021. We did not receive any of the proceeds from the sale of shares by our selling stockholders. Net proceeds of $271 million were received in April 2021 after deducting underwriting discounts and commissions of $14 million and prior to an estimated $6 million in offering expenses.

Cash Management and Liquidity
As a result of the measures we have taken to reduce costs and manage liquidity as outlined above, we believe our financial position and available liquidity as of the date of this report will enable us to continue to navigate through any short-term demand declines and that we are well positioned to recover as the demand for air travel continues to increase. As of March 31, 2021, we had $853 million of total available liquidity, including $429 million of cash and cash equivalents and an additional $424 million available to borrow under the Treasury Loan facility through May 28, 2021. Additionally, we raised an incremental $271 million in April 2021 from our initial public offering (which closed on April 6, 2021) net of underwriting discounts and commissions of $14 million and prior to an estimated $6 million in offering expenses. We also received $21 million of additional PSP2 funding and $75 million of PSP3 funding in April 2021, expect to receive $75 million of additional PSP3 funding, and have a current income tax receivable of $161 million primarily resulting from our net operating losses generated during 2020.

A combination of our management over liquidity and the uptick in customer demand in the first quarter of 2021, both of which are explained below, has led to a reduced cash burn, as defined, of $1 million per day on average for the three months ended March 31, 2021 compared to $2 million per day on average during the year ended December 31, 2020. Additionally, during March 2021, we moved from a cash burn position to a cash positive position. There can be no assurance that this trend will continue. We continue to monitor the impacts of the pandemic on our operations and financial condition and believe that our plans intended to mitigate these conditions and events will help alleviate liquidity risks presented.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Our capacity, as measured by ASMs, decreased by 36% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, and our total revenue per available seat mile declined by 22% from 7.62¢ to 5.91¢ over the same period due to the COVID-19 pandemic. As a result, our total operating revenue decreased by $273 million, or 50%, during the three months ended March 31, 2021 as compared to the corresponding prior year period. Fuel expense was 59% lower during the three months ended March 31, 2021 as compared to the corresponding prior year period, as fuel consumption decreased 37% as a result of lower capacity, fuel cost per gallon decreased 35% due to reduced fuel rates and the $56 million in losses from fuel hedging during the three months ended March 31, 2020 compared to none in 2021. Our non-fuel expenses decreased by 37%, driven primarily by the $136 million benefit from the recognition of the CARES Act credits under the PSP2 Agreement, of which the grant portion covered substantially all of our salaries, wages and benefits expense for the first quarter of 2021. Further decreases to non-fuel expenses were driven by lower capacity period over period. This activity was partly offset by increases in rent expense due to the recognition of $19 million in vendor deferrals from 2020, costs related to early termination of the leases related to our remaining A319 aircraft, and the impact of a larger fleet during the three months ended March 31, 2021 as compared to the corresponding prior year period. CASM (excluding fuel) decreased by 3% from 6.24¢ for the three months ended March 31, 2020 to 6.07¢ for the three months ended March 31, 2021, and Adjusted CASM (excluding fuel), which excludes the impact of the CARES Act credits and early lease termination costs for the A319 aircraft set to return in the second quarter of 2021, increased from 6.15¢ to 8.96¢ from the three months ended March 31, 2020 to the three months ended March 31, 2021.

We generated a net loss of $91 million during the three months ended March 31, 2021 and a net loss of $64 million during the three months ended March 31, 2020, as a result of the significant reduction in demand beginning in March 2020 caused by the COVID-19 pandemic. Our results for the three months ended March 31, 2021 include CARES Act credits and other charges that reduced our operating expenses by $132 million, including $136 million related to funding recognized from the PSP2 Grant and the recognition of CARES Employee Retention Credits, offset by $4 million in costs incurred with the early termination of certain of our A319 leased aircraft, and $20 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the Treasury Loan and PSP Promissory Notes. Our results for the three months ended March 31, 2020 include certain items that increased our operating expenses by $63 million and include $56 million in expenses resulting from the de-designation of certain derivative contracts as a result of the estimated future fuel consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic and the subsequent mark to market adjustments, and $7 million relating to a one-time write-off of deferred registration statement costs due to the uncertainty in the capital markets caused by the COVID-19 pandemic. Excluding these credits and charges and the related tax (benefit)/expense of ($30) million and $24 million for the three months ended March 31, 2021 and 2020, respectively, our adjusted net loss was $173 million for the three months ended March 31, 2021, as compared to $25 million for the comparable prior year period.
Operating Revenues

	Three Months Ended March 31,
	2021	2020	Change
Operating revenues ($ in millions):
Passenger	$262	$528	$(266)		(50)%
Other	9	16	(7)		(44)%
Total operating revenues	$271	$544	$(273)		(50)%

Operating statistics:
Available seat miles (ASMs) (millions)	4,592	7,140	(2,548)		(36)%
Revenue passenger miles (millions)	3,211	5,315	(2,104)		(40)%
Average stage length (statute miles)	973	1,048	(75)		(7)%
Load factor (%)	69.9%	74.4%	(4.5)	pts	N/A
Total revenue per available seat mile (RASM) (¢)	5.91 ¢	7.62 ¢	(1.71)	¢	(22)%
Total revenue per passenger ($)	$83.38	$109.18	$(25.80)		(24)%
Passengers (thousands)	3,252	4,982	(1,730)		(35)%
Total operating revenue decreased $273 million, or 50%, during the three months ended March 31, 2021 as compared to the corresponding prior year period due to the impact of the COVID-19 pandemic, including a 36% decline in ASMs as well as a 22% decrease in our RASM to 5.91¢, primarily due to a 24% decrease in our total revenue per passenger and a 4.5 point reduction in our load factor to 69.9%.

Operating Expenses

	Three Months Ended March 31,							Cost per ASM
	2021		2020		Change			2021		2020		Change
Operating expenses ($ in millions):
Aircraft fuel	$84		$204		$(120)		(59)%	1.82	¢	2.86	¢	(36)%
Salaries, wages and benefits	139		148		(9)		(6)%	3.03		2.07		46%
Aircraft rent	138		103		35		34%	3.01		1.44		109%
Station operations	70		96		(26)		(27)%	1.52		1.34		13%
Sales and marketing	17		30		(13)		(43)%	0.37		0.42		(12)%
Maintenance materials and repairs	26		26		—		—%	0.57		0.36		58%
Depreciation and amortization	8		8		—		—%	0.17		0.11		55%
CARES Act credits	(136)		—		(136)		N/A	(2.96)		—		N/A
Other operating expenses	17		35		(18)		(51)%	0.36		0.50		(28)%
Total operating expenses	$363		$650		$(287)		(44)%	7.89	¢	9.10	¢	(13)%

Operating statistics:
Available seat miles (ASMs) (millions)	4,592		7,140		(2,548)		(36)%
Average stage length (statute miles)	973		1,048		(75)		(7)%
Departures	24,409		35,247		(10,838)		(31)%
CASM (excluding fuel)	6.07	¢	6.24	¢	(0.17)	¢	(3)%
Adjusted CASM (excluding fuel)	8.96	¢	6.15	¢	2.81	¢	46%
Fuel cost per gallon	$1.88		$2.88		$(1.00)		(35)%
Fuel gallons consumed (thousands)	44,501		70,963		(26,462)		(37)%

Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest
The calculation of Adjusted CASM including net interest provided in the table below reflects the sum of Adjusted CASM and net interest expense (income) excluding special items per ASM. Adjusted CASM including net interest is included as a supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe this metric is a useful comparator because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

	Three Months Ended March 31,
	2021			2020
	(in millions)	Per ASM		(in millions)	Per ASM
CASM		7.89	¢		9.10	¢
Aircraft fuel	$(84)	(1.82)		$(204)	(2.86)
CASM (excluding fuel)		6.07	¢		6.24	¢
Early lease termination costs(a)	(4)	(0.08)		—	—
Cares Act – grant amortization and employee retention credits(b)	136	2.97		—	—
Write-off of deferred registration statement costs due to significant market uncertainty(c)		—		(7)	(0.09)
Adjusted CASM (excluding fuel)		8.96	¢		6.15	¢
Aircraft fuel	84	1.82		204	2.86
Derivative de-designation and mark to market adjustment(d)	—	—		(56)	(0.78)
Adjusted CASM		10.78	¢		8.23	¢
Net interest expense (income)	21	0.47		(3)	(0.05)
CARES Act – mark to market impact for warrants(e)	(20)	(0.43)		—	—
Adjusted CASM + net interest		10.82	¢		8.18	¢

CASM		7.89			9.10
Net interest expense (income)	21	0.47		(3)	(0.05)
CASM + net interest		8.36	¢		9.05	¢
__________________
(a)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and will instead return during the second (three aircraft) and third (one aircraft) quarters of 2021. We incurred $4 million of costs during the first quarter of 2021 relating to the acceleration and resulting changes to our lease return obligations for the A319 aircraft returning during the second quarter of 2021.
(b)Represents the recognition of $125 million of the grant received from the Treasury for payroll support from January 2021 through March 2021 as part of the PSP2 Agreement under the CARES Act along with $11 million of CARES Employee Retention Credits.
(c)Represents the write-off of our deferred initial public offering preparation costs during the first quarter of 2020 due to the impact of the COVID-19 pandemic and the resulting uncertainty on our ability to access the capital markets.
(d)Due to the significant reduction in demand resulting from the COVID-19 pandemic, our future anticipated consumption of fuel dropped significantly and we therefore de-designated hedge accounting in March 2020 on the derivative positions where the future consumption was not deemed probable, which primarily related to our written put options on our costless collars. The $56 million charge is the result of the de-designation and the resulting mark to market impact on the quantities where consumption was not deemed probable.
(e)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense.

Aircraft Fuel. Aircraft fuel expense decreased by $120 million, or 59%, during the three months ended March 31, 2021, as compared to the corresponding prior year period. The decrease was primarily due to the 37% decrease in fuel gallons consumed due to the lower capacity as a result of the COVID-19 pandemic and a 35% decrease in fuel rates, which was caused in part by $56 million of expenses during the three months ended March 31, 2020 resulting from the de-designation of certain derivative contracts as a result of the estimated consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic and the subsequent mark to market adjustments.
Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased by $9 million, or 6%, during the three months ended March 31, 2021, as compared to the corresponding prior year period, driven primarily by the reduced pilot credit hours due to capacity reductions relating to the impacts of the COVID-19 pandemic. As part of our participation in the payroll support programs under the CARES Act, we did not involuntarily terminate or reduce pay or benefits of our employee base from enactment of the CARES Act through March 31, 2021 and thus salaries, wages and benefits did not decline at the same rate as our capacity.
Aircraft Rent. Aircraft rent expense increased by $35 million, or 34%, during the three months ended March 31, 2021, as compared to the corresponding prior year period, primarily due to the recognition of $19 million in lease deferrals from 2020, which were negotiated with our vendors to manage liquidity during the COVID-19 pandemic, costs associated with the buyout and the early termination of the leases related to our remaining A319 aircraft, and the impact of a larger fleet during the three months ended March 31, 2021 as compared to the corresponding prior year period. Our fleet is comprised of 63 A320neos, 19 A320ceos, 21 A321ceos, and four A319ceos as of March 31, 2021.

Station Operations. Station operations expense decreased by $26 million, or 27%, during the three months ended March 31, 2021, as compared to the corresponding prior year period, due to a 31% decrease in departures as a result of the COVID-19 pandemic and an $8 million net favorable impact of payment deferrals related to certain leases with our airport facilities based on negotiations with our vendors to manage liquidity during the COVID-19 pandemic that are expected to be repaid in future years. These decreases were partly offset by the fixed nature of certain rent and an increase in rates paid under our airport lease arrangements during the first quarter of 2021 compared to the corresponding prior year period.

Sales and Marketing. Sales and marketing expense decreased by $13 million, or 43%, during the three months ended March 31, 2021, as compared to the corresponding prior year period due to lower credit card fees resulting from the 50% reduction in revenue and lower paid media advertising and other professional services to manage liquidity during the pandemic. The following table presents our distribution channel mix:

	Three Months Ended March 31,
Distribution Channel	2021	2020	Change
Our website, mobile app and other direct channels	72.3%	71.6%	0.7	pts
Third-party channels	27.7%	28.4%	(0.7)	pts

Maintenance Materials and Repairs. Maintenance materials and repair remained flat at $26 million during the three months ended March 31, 2021, as compared to the corresponding prior year period. While capacity was down 36%, the decreases in maintenance materials and repairs due to lower operating volumes were offset by increases relating to preparing aircraft for returns to service.
Depreciation and Amortization. Depreciation and amortization expense remained flat at $8 million during the three months ended March 31, 2021, as compared to the corresponding prior year period. During the three months ended March 31, 2021, we experienced reduced heavy maintenance activity as a result of the decrease in capacity and the replacement of older aircraft in our fleet with new aircraft, which do not require as much heavy maintenance early in their life cycles, as well as a reduction in spend on non-heavy maintenance capital that was offset by a higher total gross capital balance subject to depreciation period over period.
CARES Act Credits. The $136 million of CARES Act credits relates to both (i) the recognition of $125 million of the payroll support grant received from the Treasury for payroll support for the period from January 2021 through March 2021 as part of the PSP2 Agreement under the CARES Act, and (ii) $11 million recognized in CARES Employee Retention Credits.
Other Operating Expenses. Other operating expenses decreased by $18 million, or 51%, during the three months ended March 31, 2021, as compared to the prior year period. The decrease was driven primarily by an $11 million decrease in travel expenses relating to less crew accommodations resulting from the decrease in flight activity due to the COVID-19 pandemic, along with the $7 million write off of our deferred registration costs during the three months ended March 31, 2020.
Other Income (Expense). We incurred $21 million in other expenses during the three months ended March 31, 2021, as compared to $3 million in other income during the three months ended March 31, 2020, primarily due to $20 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan, in addition to $3 million of lower interest income from a lower average cash balance and lower interest rates due to the COVID-19 pandemic.
Income Taxes. Our effective tax rate reflected a 19.5% income tax benefit during the three months ended March 31, 2021, as compared to 37.9% of income tax benefit during the corresponding prior year period. The effective tax rate for 2020 includes a 14% federal benefit resulting from our ability under the CARES Act to carry net operating losses in 2020 back five years. The 2021 rate includes the impact of the non-deductible interest from the mark to market adjustments from the issued warrants as part of our participation in the PSP, PSP2 and Treasury Loan partly offset by excess tax benefits associated with our stock-based compensation arrangements.

Reconciliation of EBITDA to Adjusted EBITDAR

	Three Months Ended March 31,
	2021	2020
	(in millions)
Non-GAAP financial data (unaudited):
EBITDA(a)	$(84)	$(98)
EBITDAR(b)	$54	$5
Adjusted EBITDA(a)	$(216)	$(35)
Adjusted EBITDAR(b)	$(82)	$68
__________________
(a)EBITDA and Adjusted EBITDA are included as supplemental disclosures because we believe they are useful indicators of our operating performance. The derivation of EBITDA is a well-recognized performance measurement in the airline industry and is frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
EBITDA and Adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness or possible cash requirements related to our warrants; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of EBITDA and Adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of EBITDA, including Adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
For the foregoing reasons, each of EBITDA and Adjusted EBITDA has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.
(b)EBITDAR and Adjusted EBITDAR are included as a supplemental disclosure because we believe them to be useful solely as valuation metrics for airlines as their calculations isolate the effects of financing in general, the accounting effects of capital spending and acquisitions (primarily aircraft, which may be acquired directly, directly subject to acquisition debt, by capital lease or by operating lease, each of which is presented differently for accounting purposes), and income taxes, which may vary significantly between periods and for different airlines for reasons unrelated to the underlying value of a particular airline. However, EBITDAR and Adjusted EBITDAR are not determined in accordance with GAAP, are susceptible to varying calculations and not all companies calculate the measure in the same manner. As a result, EBITDAR and Adjusted EBITDAR, as presented, may not be directly comparable to similarly titled measures presented by other companies. In addition, EBITDAR and Adjusted EBITDAR should not be viewed as a measure of overall performance since they exclude aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. Accordingly, you are cautioned not to place undue reliance on this information.

	Three Months Ended March 31,
	2021	2020
	(in millions)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(91)	$(64)
Plus (minus):
Interest expense	22	2
Capitalized interest	(1)	(2)
Interest income and other	—	(3)
Income tax expense (benefit)	(22)	(39)
Depreciation and amortization	8	8
EBITDA	(84)	(98)
Plus: Aircraft rent	138	103
EBITDAR	$54	$5

EBITDA	$(84)	$(98)
Plus (minus)(a):
Early lease termination costs	4	—
Cares Act – grant amortization and employee retention credits	(136)	—
Write-off of deferred registration statement costs due to significant market uncertainty	—	7
Derivative de-designation and mark to market adjustment	—	56
Adjusted EBITDA	(216)	(35)
Plus: Aircraft rent(b)	134	103
Adjusted EBITDAR	$(82)	$68
__________________
(a)See “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest” above for discussion on adjusting items.
(b)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $4 million for the three months ended March 31, 2021, for costs incurred due to the early termination of certain of our A319 leased aircraft. See footnote (a) under the caption “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest”.

Comparative Operating Statistics
The following tables set forth our operating statistics for the three months ended March 31, 2021 and 2020. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the prior year period, as well as against the performance of our peers.

	Three Months Ended March 31,
	2021	2020		Percent Change
Operating statistics (unaudited) (a)
Available seat miles (ASMs) (millions)	4,592	7,140		(36)%
Departures	24,409	35,247		(31)%
Average stage length (statute miles)	973	1,048		(7)%
Block hours	64,467	99,545		(35)%
Average aircraft in service	98	97		1%
Aircraft – end of period	107	100		7%
Average daily aircraft utilization (hours)	7.3	11.3		(35)%
Passengers (thousands)	3,252	4,982		(35)%
Average seats per departure	193	192		1%
Revenue passenger miles (RPMs) (millions)	3,211	5,315		(40)%
Load Factor (%)	69.9%	74.4%	(4.5)	pts
Fare revenue per passenger ($)	30.83	43.97		(30)%
Non-fare passenger revenue per passenger ($)	49.75	62.07		(20)%
Other revenue per passenger ($)	2.80	3.14		(11)%
Total revenue per passenger ($)	83.38	109.18		(24)%
Total revenue per available seat mile (RASM) (¢)	5.91	7.62		(22)%
Cost per available seat mile (CASM) (¢)	7.89	9.10		(13)%
CASM (excluding fuel) (¢)	6.07	6.24		(3)%
CASM + net interest (¢)	8.36	9.05		(8)%
Adjusted CASM (¢) (b)	10.78	8.23		31%
Adjusted CASM (excluding fuel) (¢) (b)	8.96	6.15		46%
Adjusted CASM + net interest (¢) (b)	10.82	8.18		32%
Fuel cost per gallon ($)	1.88	2.88		(35)%
Fuel gallons consumed (thousands)	44,501	70,963		(37)%
Employees (FTE)	4,922	5,148		(4)%
__________________
(a)See “Glossary of Airline Terms” included elsewhere in this Quarterly Report on Form 10-Q for definitions of terms used in this table.
(b)For a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Liquidity, Capital Resources and Financial Position
As of March 31, 2021, we had $853 million of total available liquidity, including $429 million of cash and cash equivalents, and an additional $424 million available to borrow under the Treasury Loan facility through May 28, 2021. Additionally, we raised $271 million in April 2021 from our IPO (which closed on April 6, 2021) net of underwriting discounts and commissions of $14 million and prior to an estimated $6 million in offering expenses. We also received $21 million of additional PSP2 funding and $75 million of PSP3 funding in April of 2021, expect to receive $75 million of additional PSP3 funding, and have a current income tax receivable of $161 million primarily resulting from our net operating losses generated during 2020. As of March 31, 2021, we had $110 million of short-term debt and $242 million of long-term debt. The $352 million of total debt is comprised of our $150 million Treasury Loan, $133 million PDP Financing Facility, $45 million PSP Promissory Notes, $18 million in secured indebtedness for our headquarters building, and a $15 million pre-purchased miles facility with Barclays, partly offset by $9 million in deferred debt acquisition costs and other discounts. Our primary uses of liquidity are for working capital, capital expenditures, aircraft pre-delivery payments, maintenance reserve deposits and debt repayments. During the three months ended March 31, 2021, our cash burn, as defined, averaged $1 million per day, with the cash burn during the quarter turning to a cash positive position in the month of March 2021.
As a result of the net proceeds from our IPO, the additional PSP2 and PSP3 funding received during April 2021 and the remaining $75 million of PSP3 funding expected to be received during the second quarter of 2021, we do not anticipate drawing any further funds under the Treasury Loan facility (additional funds can be drawn on the facility through May 28, 2021). In addition, our current income tax receivable of $161 million will provide us with an opportunity, when received, to assess the repayment of the $150 million currently outstanding under our Treasury Loan facility without utilizing other existing liquidity. Repaying the amounts outstanding under our Treasury Loan facility would consequently unencumber our co-brand credit card program that is currently collateralizing the facility. We believe that our loyalty program, encompassing our co-brand credit card program and Discount Den subscription program, together with the Frontier brand could generate substantial liquidity should the need arise.
Our single largest capital commitment relates to the acquisition of aircraft. As of March 31, 2021, we operated all of our 107 aircraft under operating leases. Pre-delivery payments relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of March 31, 2021, we had $212 million of pre-delivery payments held by Airbus, $133 million of which was financed under our PDP Financing Facility, which as of March 31, 2021 allowed us to draw up to an aggregate of $150 million. During May 2021, we amended the facility to increase the total available capacity to $200 million and expanded the number of financial institution participants as lenders. In May 2021, we also entered into an early termination and buyout agreement with one of our lessors for six aircraft that were previously owned by us, which stipulates that four A319 aircraft originally slated to be returned in December 2021 will be returned during the second and third quarters of 2021. The early returns of these aircraft will retire the remaining A319 aircraft in our fleet. As of March 31, 2021, we had an obligation to purchase 153 A320neo family aircraft by 2028, one of which had a committed operating lease. We are evaluating financing options for the remaining aircraft.
We are required by some of our aircraft leases to pay maintenance reserves to our respective aircraft lessors in advance of our performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During the three months ended March 31, 2021 and 2020, we made $4 million and $5 million, respectively, in maintenance deposit payments to our lessors. As of March 31, 2021, we had $92 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheets, of which $6 million was included in accounts receivable because the eligible maintenance had been performed.
In December 2013, an agreement was reached to amend and restate a phantom equity agreement that was previously in place prior to the acquisition. Under the terms of this agreement, pilots received phantom equity units which became fully vested in 2016. Each unit constituted the right to receive the cash value of a share of our common stock or, in certain circumstances, a share of common stock in connection with certain events. As of December 31, 2019, the final associated liability agreed to by FAPAInvest, LLC became fixed and the associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in the first quarter of 2022 and, as such, is presented within other long-term liabilities and other current liabilities on our condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021, respectively.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors, as any noncompliance could have a material impact on our financial position, cash flows and results of operations. As of March 31, 2021, we are in compliance with all of our covenants, except we have obtained a waiver of relief for the covenant provisions through the second quarter of 2021 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
The following table presents the major indicators of our financial condition and liquidity.

	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$429	$378
Total current assets, excluding cash and cash equivalents	$291	$272
Total current liabilities, excluding current maturities of long-term debt and operating leases	$690	$486
Current maturities of long-term debt, net	$110	$101
Long-term debt, net	$242	$247
Stockholders’ equity	$219	$310
Debt to capital ratio	62%	53%
Debt to capital ratio, including operating lease obligations	92%	89%
As a result of the measures to reduce costs and manage liquidity as outlined above, we believe our financial position and $429 million of cash and cash equivalents as of the date of the financial statements plus the $271 million generated in April 2021 from the completion of our IPO net of underwriting discounts and commissions of $14 million and prior to an estimated $6 million in offering expenses, and the additional $21 million of PSP2 funding and $150 million of PSP3 funding, will allow us to continue to navigate through any short-term demand declines and that we are well positioned to recover if and when demand for air travel increases. In addition, our current tax receivable provides us with an opportunity, when received, to unencumber our co-brand credit card program currently collateralizing our Treasury Loan facility, and create an additional source of liquidity if the need were to arise.
Cash Flows
The following table presents information regarding our cash flows in the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$30	$(180)
Net cash provided by (used in) in investing activities	7	(11)
Net cash provided by financing activities	14	35
Net increase (decrease) in cash, cash equivalents and restricted cash	51	(156)
Cash, cash equivalents and restricted cash at beginning of period	378	768
Cash, cash equivalents and restricted cash at end of period	$429	$612
Operating Activities
During the three months ended March 31, 2021, net cash provided by operating activities totaled $30 million, which was primarily driven by inflows within other net operating assets and liabilities of $127 million partly offset by a $91 million net loss resulting from the significant impact of the COVID-19 pandemic on our operations. The $127 million of inflows from other net operating assets and liabilities includes a $95 million increase in our air traffic liability as demand has begun to recover and a $71 million increase in other liabilities as our operational related accruals increased during the first quarter of 2021 in line with demand, capacity and overall departure increases, partly offset by increases in accounts receivable due primarily to higher credit card receivables and increases in our supplies and other current asset balances. Our net loss of $91 million includes the following significant items that were adjusted in arriving at cash provided by operating activities: deferred tax benefit of $22 million, $15 million of gains recognized on sale-leaseback transactions, an unrealized loss of $20 million on the mark to market of our warrant liability with the Treasury, depreciation and amortization of $8 million and stock-based compensation expense of $3 million.
During the three months ended March 31, 2020, net cash used in operating activities totaled $180 million, which was primarily driven by the $104 million cash outflow from changes in operating assets and liabilities due primarily to the $111 million phantom equity payment to our pilots in March 2020, and the significant impact of the COVID-19 pandemic on our operations and the resulting $64 million net loss. Our net loss of $64 million included the following significant items that were adjusted in arriving at cash used in operating activities: deferred tax benefit of $36 million, $17 million of gains recognized on sale-leaseback transactions, cash inflows from operating leases of $17 million from the return of previously unrecoverable maintenance reserves for two aircraft, loss from de-designated derivative positions of $56 million which was offset by $42 million in cash outflows from derivative instruments, depreciation and amortization of $8 million and stock-based compensation expense of $2 million.
Investing Activities
During the three months ended March 31, 2021, net cash provided by investing activities totaled $7 million, driven by net refunds for pre-delivery deposit activity of $12 million. Due to the sustained impact of the COVID-19 pandemic, we minimized our investments in property and equipment resulting in a $3 million cash outflow, along with $2 million in outflows relating to other investing activity.
During the three months ended March 31, 2020, net cash used in investing activities totaled $11 million. During the period, we made $9 million of net pre-delivery payments for future aircraft deliveries and we made $2 million of investments in property and equipment.
Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $14 million, primarily driven by $13 million in net proceeds received from sale-leaseback transactions related to A320 family aircraft delivered during 2021, $4 million in proceeds from the issuance of long-term debt, net of principal repayments due to the $12 million of proceeds from the PSP2 Promissory Note, offset by the net paydown of our PDP Financing Facility, partly offset by $3 million of payments related to minimum tax withholdings related to share-based awards and other financing activities.
During the three months ended March 31, 2020, net cash provided by financing activities was $35 million, primarily driven by $22 million in net proceeds received from sale-leaseback transactions related to A320 family aircraft delivered during 2020 and $13 million in proceeds from the issuance of long-term debt, net of principal repayments.
Commitments and Contractual Obligations
Our contractual purchase commitments as of March 31, 2021 include future aircraft and engine acquisitions. Except to the extent set forth in the applicable notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in this and the following tables represent our current best estimate; however, the actual delivery schedule may differ from the tables below, potentially materially.

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2021	10	—	10	2
2022	9	5	14	4
2023	—	19	19	2
2024	—	19	19	2
2025	17	8	25	3
Thereafter	50	16	66	9
Total	86	67	153	22
During December 2017, we entered into an amendment to our previously existing master purchase agreement with Airbus. Pursuant to the amendment, we have a commitment to purchase an incremental 100 A320neo and 34 A321neo aircraft which were scheduled to be delivered through 2026. During July 2019, we entered into an amendment to the previously existing master purchase agreement that included the conversion of 15 A320neo aircraft to A321neo aircraft and, in December 2020, we entered into an amendment to convert an additional 18 A320neo aircraft to A321neo aircraft, each of which also updated the timing of original scheduled delivery dates as reflected in the table above. Additionally, we entered into an amendment that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft and, therefore, the conversion is not reflected in the table above. The existing and incremental purchase commitments were amended during the fourth quarter of 2020 and are reflected in the table above, with deliveries to occur through 2028.
During April 2020, we entered into an agreement with Pratt & Whitney for a purchase commitment to supply all engines and the related maintenance services for the incremental order book. These deliveries will begin in 2022 and are expected to occur through 2027. In addition, Pratt & Whitney will supply a certain number of spare engines from 2022 through 2029. These commitments are reflected within the table above and in the future commitments below.
In May 2021, we entered into an early termination and buyout agreement with one of our lessors for six aircraft that were previously owned by us, which stipulates that four A319 aircraft originally slated to be returned in December 2021 will be returned during the second and third quarters of 2021. The early returns of these aircraft will retire the remaining A319 aircraft in our fleet.

The following table includes our contractual obligations as of March 31, 2021, for the periods in which payments are due:

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total

Long-term debt(1)	$79	$72	$150	$60	$361
Interest commitments(2)	5	11	9	4	29
Operating lease obligations	329	809	730	928	2,796
Flight equipment purchase obligations	522	1,860	2,566	3,906	8,854
Maintenance deposit obligations(3)	3	6	6	11	26
Total	$938	$2,758	$3,461	$4,909	$12,066
__________________
(1)Includes principal only associated with our PDP Financing Facility due through 2022, our floating rate building note through 2023, the Treasury Loan through 2025, our affinity card unsecured debt due through 2029, and the PSP Promissory Notes through 2031. See Note 7, Debt, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
(2)Represents interest on long-term debt.
(3)Represents fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations.
As of March 31, 2021, all 107 aircraft in our fleet were subject to operating leases. These leases expire between 2021 and the end of 2033.

Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our Prospectus filed April 2, 2021.

Off-Balance Sheet Arrangements
In response to the COVID-19 pandemic, we were granted rent payment deferrals including $31 million and $2 million which were not included within aircraft rent expense or station operations, respectively, for the year ended December 31, 2020. The impact of the deferrals decreased operating cash flows and unfavorably impacted our results of operations by $11 million for the three months ended March 31, 2021, which included a $19 million unfavorable impact to aircraft rent and an $8 million favorable impact to station operations resulting from additional deferrals granted. As of March 31, 2021, we had $22 million of rent payment deferrals that have yet to be recognized, including $12 million and $10 million related to aircraft rent expense and station operations, respectively, which will be recognized throughout the rest of 2021 and future years as such amounts are paid.
We have various leases with respect to real property as well as various agreements among airlines relating to fuel consortia or fuel farms at airports. Under some of these contracts, we are party to joint and several liability regarding damages. Under others, where we are a member of an LLC or other entity that contracts directly with the airport operator, liabilities are borne through the fuel consortia structure.
Our aircraft, services, equipment lease and sale and financing agreements typically contain provisions requiring us, as the lessee, obligor or recipient of services, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment. We believe that our insurance would cover most of our exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft, services, equipment lease and sale and financing agreements described above.

Certain of our aircraft and other financing transactions include provisions that require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to certain changes in law or regulations. In certain of these financing transactions and other agreements, we also bear the risk of certain changes in tax laws that would subject payments to non-U.S. entities to withholding taxes.
Certain of these indemnities survive the length of the related financing or lease. We cannot reasonably estimate our potential future payments under the indemnities and related provisions described above because we cannot predict when and under what circumstances these provisions may be triggered and the amount that would be payable if the provisions were triggered because the amounts would be based on facts and circumstances existing at such time.
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our condensed consolidated balance sheets which we believe will not have a significant impact on our results of operations, financial condition or cash flows.
We have no other off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“A320 family” means, collectively, the Airbus series of single-aisle aircraft, including the A319ceo, A320ceo, A320neo, A321ceo and A321neo aircraft.
“A320neo family” means, collectively, the Airbus series of single-aisle aircraft that feature the new engine option, including the A320neo and A321neo aircraft.
“Adjusted CASM” means operating expenses, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM including net interest” or “Adjusted CASM + net interest” means the sum of Adjusted CASM and Net interest expense (income) excluding special items divided by ASMs. For a discussion of such special items and a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM (excluding fuel)” means operating expenses less aircraft fuel expense and excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Air traffic liability” or “ATL” means the value of tickets and other related fees sold in advance of travel.
“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown.
“Average aircraft in service” means the average number of aircraft used in flight operations, as calculated on a daily basis.
“Average daily aircraft utilization” means block hours divided by number of days in the period divided by average aircraft.
“Average stage length” means the average number of statute miles flown per flight segment.
“Block hours” means the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.
“Cash burn” means change in cash and cash equivalents adjusted for cash-impacted special items as defined for each period below;
For the three months ended March 31, 2021, cash burn was calculated as the change in cash and cash equivalents ($51 million increase during the three months ended March 31, 2021) adjusted to exclude (i) cash from the second payroll support grant funding ($128 million during the three months ended March 31, 2021) and (ii) cash from CARES Act related debt ($12 million during the three months ended March 31, 2021), divided by days in the period.
For the year ended December 31, 2020, cash burn was calculated as the change in cash and cash equivalents ($390 million decrease during 2020) adjusted to exclude (i) cash from CARES Act related debt ($183 million in 2020), payroll support grant ($178 million in 2020) and employee retention credit funding ($6 million in 2020), (ii)

cash paid for ineffective derivatives($52 million in 2020) caused by the pandemic, and (iii) pilot phantom equity settlement ($111 million in 2020) divided by days in the period.
We believe that cash burn is a useful measure of liquidity consumed by our business. Cash burn refers to periods where this amount is negative; references to “cash positive position” refers to the foregoing definition when the foregoing calculation is positive. Our definition of cash burn may not be calculated in the same manner as similarly labeled statistics used by other airlines.
“CASM” or “unit costs” means operating expenses divided by ASMs.
“CASM including net interest” means the sum of CASM and Net interest expense (income) divided by ASMs.
“DOT” means the United States Department of Transportation.
“EPA” means the United States Environmental Protection Agency.
“FAA” means the United States Federal Aviation Administration.
“Fare revenue” consists of base fares for air travel, including mileage credits redeemed under our frequent flyer program, unused and expired passenger credits, other redeemed or expired travel credits and revenue derived from charter flights.
“Fare revenue per passenger” means fare revenue divided by passengers.
“FTE” means full-time equivalent employee.
“GDS” means a Global Distribution System such as Amadeus, Sabre and Travelport, used by travel agencies and corporations to purchase tickets on participating airlines.
“LCC” means low-cost carrier.
“Load factor” means the percentage of aircraft seat miles actually occupied on a flight (RPMs divided by ASMs).
“Net interest expenses (income)” means interest expense, capitalized interest, interest income and other.
“NMB” means the National Mediation Board.
“Non-fare passenger revenue” consists of fees related to certain ancillary items such as baggage, service fees, seat selection, and other passenger-related revenue that is not included as part of base fares for travel.
“Non-fare passenger revenue per passenger” means non-fare passenger revenue divided by passengers.
“Operating revenue per ASM,” “RASM” or “unit revenue” means total operating revenue divided by ASMs.
“Other revenue” consists primarily of services not directly related to providing transportation, such as the advertising, marketing and brand elements of the Frontier Miles affinity credit card program and commissions revenue from the sale of items such as rental cars and hotels.
“Other revenue per passenger” means other revenue divided by passengers.
“Passengers” means the total number of passengers flown on all flight segments.
“Passenger revenue” consists of fare revenue and non-fare passenger revenue.

“PDP” means pre-delivery deposit payments, which are payments required by aircraft manufacturers in advance of delivery of the aircraft.
“RASM” means total revenue divided by ASMs.
“Revenue passenger miles” or “RPMs” means the number of miles flown by passengers.
“RLA” means the United States Railway Labor Act.
“Total Revenue per passenger” means the sum of fare revenue, non-fare passenger revenue, and other revenue (collectively, “Total Revenue”) divided by passengers.
“Treasury” means the United States Department of the Treasury
“TSA” means the United States Transportation Security Administration.
“ULCC” means ultra low-cost carrier.
“VFR” means visiting friends and relatives.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, specifically with respect to aircraft fuel, as well as interest and foreign exchange rate risk. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 23% and 31% of total operating expenses for the three months ended March 31, 2021 and 2020, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Our strategy has been primarily to purchase out-of-the-money call options which are intended to provide protection against a large upward movement in fuel prices, while also allowing us to participate in any material fall in fuel prices. While this has been our strategy, we entered into collars during 2019 that resulted in significant payment in 2020 when the price of fuel went below the put. As of March 31, 2021 and December 31, 2020 we had no fuel derivative contracts outstanding.
We measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements.
Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on our PDP Financing Facility, floating rate building note, PSP Promissory Notes, Treasury Loan, and our affinity card advance purchase of mileage credits. With respect to the PDP Financing Facility, we are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine year swap rate. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended March 31, 2021, the Company did not enter into any swaps and during the three months ended March 31, 2020, the Company paid upfront premiums of $4 million for the option to enter into and exercise cash settled swaps with a forward starting effective date. As of March 31, 2021, the Company has hedged $327 million in aircraft rent payments for eight aircraft to be delivered by the end of 2021.
Foreign Exchange. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Dominican Republic peso and Canadian dollar. Our revenue is U.S. dollar denominated.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we have been and will continue to be subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained. We believe the ultimate outcome of such lawsuits, proceedings and reviews is not reasonably likely, individually or in the aggregate, to have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face, and many of such risks have been and will be exacerbated by the coronavirus ("COVID-19") pandemic. If any of these risks should occur, our business, results of operations, financial condition or growth prospects could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Industry
The COVID-19 pandemic and measures to reduce its spread have had, and are expected to continue to have, a material adverse impact on our business, results of operations and financial condition.
In December 2019, a novel strain of coronavirus was reported in Wuhan, China. COVID-19 has since spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and the implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures or recommendations against air travel, the implementation of mandatory quarantine periods after travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to the COVID-19 pandemic, we have significantly reduced capacity from our original plan and will continue to evaluate the need for further flight schedule adjustments. While we experienced a modest uptick in demand during the latter half of the second quarter and continuing into the third and fourth quarters of 2020, demand was negatively impacted by a resurgence of COVID-19 cases in certain domestic markets. The length and severity of the decline in demand due to the impacts of the COVID-19 pandemic is uncertain and, as such, we expect the adverse impact to continue to persist throughout 2021. Although we have seen early signs of recovery in airline travel, there is no assurance that it will continue or the pace at which it will recover, and the recovery we anticipate may not materialize in a timely manner or at all.
In response to the impacts of the COVID-19 pandemic, beginning in March 2020, we have taken measures to address the significant cash outflows resulting from the sharp decline in demand and we continue to evaluate options should the lack of demand for air travel continue beyond the near term. During 2020 and through March 31, 2021, we also reduced our flight schedule to match demand levels and implemented various other initiatives to reduce costs and manage liquidity including, but not limited to:
•reducing planned headcount increases;
•reducing employee related costs, including:
◦salary reductions and/or deferrals for our officers and board members;
◦suspension of merit salary increases for 2020; and
◦voluntary paid and unpaid leave of absence programs for employees not covered under labor arrangements, as well as certain employees covered under such arrangements, including pilots and flight attendants, that range from one month to six months;
•deferring aircraft deliveries;
•reducing discretionary expenses;
•reaching agreements with major vendors, which are primarily related to many of our aircraft and engine leases as well as airports, for deferral of payments and deliveries until later in 2020 and into 2021;
•delaying non-essential maintenance projects and reducing or suspending other discretionary spending;
•reducing non-essential capital projects;
•securing current funding and future liquidity from the CARES Act, PSP, PSP2, and other financing sources; and
•amending certain debt covenant metrics to align with current and expected demand.
Additionally, we also outsource certain critical business activities to third parties, including our dependence on a limited number of suppliers for our aircraft and engines. As a result, we have increased our reliance on the successful implementation and execution of the business continuity planning of such third-party service providers in the current environment. If one or more of such third parties experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure event, it may have a material adverse impact on our business, results of operations and financial condition.
The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic; the efficacy of COVID-19 vaccines; impact of existing and future governmental regulations, travel advisories, testing regimes, and restrictions that are imposed in response to the COVID-19 pandemic; additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global economies and financial markets, which may reduce our ability to access capital on favorable terms or at all, and increase the cost of capital. In addition, a recession, depression or other sustained adverse economic event resulting from the spread of COVID-19 would materially adversely impact our business and the value of our common stock. The COVID-19 pandemic makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further significant decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.
We are depending upon a successful COVID-19 vaccine, including an efficient distribution and sufficient supply, and significant uptake by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our growth plans and business strategy. The potential efficacy and availability of a COVID-19 vaccine and the extent to which a vaccine is widely accepted is highly uncertain, and we cannot predict if or when we will be able to resume full normal operations. The failure of a vaccine, including to the extent it is not effective against any COVID-19 variants, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, results of operations and financial condition.
On March 27, 2020, the CARES Act was signed into law. On April 30, 2020 we entered into a Payroll Support Program Agreement with the U.S. Department of the Treasury (the “Treasury) to receive funding through the PSP over the second and third quarters of 2020 (the “PSP Agreement”). On September 28, 2020, we entered into an agreement with the Treasury for a term loan facility (“Treasury Loan”), on January 15, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Extension Agreement (the “PSP2 Agreement”), and on April 29, 2021, the Company entered into an agreement with the Treasury for additional funding under the third Payroll Support Program (the “PSP3 Agreement”). The funding we received is subject to significant restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”
The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section, including, but not limited to, our competitiveness, demand for our services, shifting consumer preferences and our substantial amount of outstanding indebtedness.
We have agreed to certain restrictions on our business by accepting financing under the CARES Act.
On March 27, 2020, the CARES Act was signed into law. The CARES Act provided liquidity in the form of loans, loan guarantees, and other investments to air carriers, such as us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the Treasury.
On April 30, 2020, we reached an agreement with the U.S. government under which we would receive $205 million of installment funding comprised of a $174 million grant (“PSP Grant”) for payroll support for the period from April 2020 through September 30, 2020, and a $31 million unsecured 10-year, low interest loan (“PSP Promissory Note”). In addition, on September 30, 2020, the Treasury provided us with an additional disbursement under the PSP of $6 million, comprised of an additional $4 million toward the PSP Grant, and $2 million toward the PSP Promissory Note. In connection with our participation in the PSP, we also issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 522,576 shares of our common stock, par value $0.001 per share, with an exercise price of $6.36 per share (the value of a share of common stock on April 9, 2020 as determined by a third-party valuation).
On September 28, 2020, we entered into a $574 million secured term loan facility with the Treasury, of which we borrowed $150 million. As of March 31, 2021, we have issued 2,358,090 warrants with an exercise price of $6.36 per share in conjunction with the first draw on the loan. The warrants expire in five years from the date of issuance, are settled in cash or shares, are transferable, have no voting rights and contain customary terms regarding anti-dilution. If the Treasury or any subsequent warrant holder exercises the warrants, the interest of our holders of common stock would be diluted and we would be partially owned by the U.S. government, which could have a negative impact on our common stock price, and which could require increased resources and attention by our management.

On January 15, 2021, as a result of the Consolidated Appropriations Act of 2021, which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for a minimum of $140 million of installment funding under the PSP2 Agreement, comprised of a $128 million grant (“PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and a $12 million unsecured 10-year low interest loan (“PSP2 Promissory Note”), all of which was received during the three months ended March 31, 2021. In conjunction with the PSP2 Promissory Note, the Company issued warrants to the Treasury to acquire up to 103,208 shares of common stock of FGHI at an exercise price of $11.65 per share.
In April 2021, the Treasury provided us with an additional disbursement under the PSP2 Agreement of $21 million, comprised of an additional $15 million toward the PSP2 Grant, and $6 million toward the PSP2 Promissory Note. In conjunction with this additional funding, we granted the Treasury warrants to purchase up to 54,105 additional shares of common stock of FGHI at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2 ("PSP3"). On April 29, 2021, the Company entered into an agreement with the Treasury for approximately $150 million of installment funding under the PSP3 Agreement, comprised of a $135 million grant (“PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year low interest loan (“PSP3 Promissory Note”). In conjunction with funding from PSP3, the Company agreed to issue the Treasury warrants to purchase up to 79,961 additional shares of common stock of FGHI at an exercise price of $18.85 per share.
In connection with our participation in the PSP, PSP2, PSP3, and the Treasury Loan, we are, and continue to be, subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until the later of September 30, 2022 or one year after the Treasury Loan facility is repaid;
•Requirements to maintain certain levels of scheduled services (including to destinations where there may currently be significantly reduced or no demand);
•A prohibition on involuntary terminations or furloughs of employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2021;
•A prohibition on reducing the salary, wages, or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP, PSP2 and PSP3) through September 30, 2021;
•Limits on certain executive compensation including limiting pay increases and severance pay or other benefits upon terminations, until the later of April 1, 2023 or one year after the Treasury Loan facility is repaid;
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping requirements.
These restrictions and requirements could materially adversely impact our business, results of operations and financial condition by, among other things, requiring us to change certain of our business practices and to maintain or increase cost levels to maintain scheduled service and employment with little or no offsetting revenue, affecting retention of key personnel and limiting our ability to effectively compete with others in our industry who may not be receiving funding and may not be subject to similar limitations.
We cannot predict whether the assistance from the Treasury will be adequate to continue to pay our employees for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future. There can be no assurance that loans or other assistance will be available through the CARES Act or any other legislation, or whether we will be eligible to receive any additional assistance, if needed.
Further, the Treasury Loan Agreement includes affirmative and negative covenants that restrict our ability to, among other things, dispose of certain assets, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $250 million and to maintain a minimum ratio of the borrowing base of the collateral. If we do not meet the minimum collateral coverage ratio, we must either provide additional collateral to secure our obligations under the Treasury Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio.
The airline industry is exceedingly competitive, and we compete against legacy network airlines, low-cost carriers and other ultra low-cost carriers; if we are not able to compete successfully in our markets, our business will be materially adversely affected.
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with legacy network carriers, low-cost carriers (“LCCs”), and ULCCs. There are presently three very large legacy network carriers in the United States, American Airlines, Delta Air Lines and United Airlines, which together with Southwest Airlines, which classifies itself as an LCC, are commonly referred to as the “Big Four” carriers. There are presently two additional legacy network carriers in the United States, Alaska Airlines and Hawaiian Airlines, which together with JetBlue Airways, which classifies itself as an LCC, are commonly referred to as the “Middle Three” carriers. Finally, there are presently three ULCCs in the United States, Frontier, Allegiant Travel Company, and Spirit Airlines. Competition on most of the routes we presently serve is intense, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face no or little competition. In almost all instances, our competitors are larger than us and possess significantly greater financial and other resources than we do.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition could adversely affect our operations. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to increase revenue per available seat mile. The prevalence of discount fares can be particularly acute when a competitor has excess capacity to sell. Given the high levels of excess capacity among U.S. airlines generally as a result of the COVID-19 pandemic, we expect to face significant discounted fare competition as the U.S. market recovers. Moreover, many other airlines have unbundled their services, at least in part, by charging separately for services such as baggage and advance seat selection which previously were offered as a component of base fares. This unbundling and other cost-reducing measures could enable competitor airlines to reduce fares on routes that we serve.
In addition, airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. For instance, in 2017 there was widespread capacity growth across the United States, including in many of the markets in which we operate. In particular, during 2017, both Southwest Airlines and United Airlines increased their capacity in Denver. The domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons, including, for example, actions by American Airlines in 2015 and United Airlines in 2017 to match fares offered in many of its markets by ULCCs, with resulting material adverse effects on the revenues of the airlines involved. The increased capacity across the United States in 2017 exacerbated the competitive pricing environment, particularly beginning in the second quarter of 2017, and this activity continued throughout 2018 and the first half of 2019. Given the decreased demand resulting from the COVID-19 pandemic, we expect significant competition, including price competition at least in the short-term and as the U.S. market recovers. If we continue to experience increased competition our business could be materially adversely affected.
We also expect new work patterns and the increased growth of work from home will lead to increasing number of employees choosing to live remotely from their office location, which could significantly alter the historical demand levels on the routes we serve. While we believe our low fares and low costs will enable us to grow our network in new markets profitably to take advantage of new demand patterns as they arise, there can be no assurance that we will be successful in doing so or that we will be able to successfully compete with other U.S. airlines on such routes. If we fail to establish ourselves in such new markets our business could be materially adversely affected.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies or new market entrants, including several new entrants, including Avelo Airlines and Breeze Airways, that have commenced or announced the intention to commence operations. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a new tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match low-cost carrier and ULCC pricing on portions of their network. A competitor adopting a ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to execute a ULCC strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, our business, results of operations and financial condition could be materially adversely affected.
There has been significant consolidation within the airline industry, including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, and Alaska Airlines and Virgin America. In the future, there may be additional consolidation in the airline industry. Business combinations could significantly alter industry conditions and competition within the airline industry and could enable our competitors to reduce their fares.
The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares or revenues related to non-fare services required to achieve and sustain profitable operations in new and existing markets and could impede our growth strategy, which could harm our operating results. Due to our relatively small size, we are susceptible to a fare war or other competitive activities in one or more of the markets we serve, which could have a material adverse effect on our business, results of operations and financial condition.
Our business has been and may in the future be materially adversely affected by the price and availability of aircraft fuel. Unexpected pricing of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 23% and 31% of our operating expenses for the three months ended March 31, 2021 and 2020, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly. We also sell a significant number of tickets to passengers well in advance of travel, and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft we operate and have on order. See also “Risks Related to Our Business—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.” Aircraft fuel expense per gallon decreased 35% in the three months ended March 31, 2021 to $1.88 compared to the three months ended March 31, 2020, resulting from lower demand as a result of the COVID-19 pandemic and due to losses on fuel hedges during 2020. Any future fluctuations in aircraft fuel prices or sustained high or low prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular could result in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
As of March 31, 2021, we had no fuel cash flow hedges for future fuel consumption. Our results for the three months ended March 31, 2020 include operating expenses of $56 million relating to the de-designation of fuel hedges resulting from the COVID-19 pandemic on the quantities where consumption was not deemed probable. During 2020 our hedges consisted of call options and collar structures, although we have in the past and may in the future use other instruments such as swaps on jet fuel or highly correlated commodities and fixed forward price contracts (“FFPs”) which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. We cannot assure you our fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
Restrictions on or increased taxes applicable to charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the three months ended March 31, 2021 and 2020, we generated non-fare passenger revenues of $162 million and $309 million , respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as baggage fees, service fees, seat selection fees and other passenger-related revenue and are a component of our passenger revenue within the condensed consolidated statements of operations. The Department of Transportation (“DOT”) has rules governing many facets of the airline-consumer relationship, including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, in 2017 we were fined $0.40 million by the DOT for certain infractions relating to oversales, passengers with disabilities, and customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule, and customer service plan rules; and $1.5 million by the DOT relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. We are cooperating with the DOT request.

The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The FAA Reauthorization Act of 2018 provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii)

consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policy concerning passenger sexual misconduct, (xvii) development of Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or other mobility aids and (xix) minimum dimensions for passenger seats. The DOT also published a Notice of Proposed Rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website, and in printed or electronic form on the aircraft concerning the accessibility of aircraft lavatories. The DOT also recently published Final Rules regarding traveling by air with service animals and defining unfair or deceptive practices. The DOT also recently published a Final Rule clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, Federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. See also “—We are subject to extensive and increasing regulation by the Federal Aviation Administration, the Department of Transportation, the Transportation Security Administration, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
The demand for airline services is highly sensitive to changes in economic conditions, and another recession or similar economic downturn in the United States or globally would further weaken demand for our services and have a material adverse effect on our business, results of operations and financial condition, particularly since a substantial portion of our customers travel for leisure or other non-essential purposes.
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from reaction to the COVID-19 pandemic, have historically reduced airline travel spending. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, it would have a material adverse effect on our business, results of operations and financial condition. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, is expected to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of the COVID-19 pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-pandemic levels, if at all.
We face competition from air travel substitutes.
In addition to airline competition from legacy network airlines, LCCs and other ULCCs, we also face competition from air travel substitutes, partially as a result of the COVID-19 pandemic. On our domestic routes, particularly those with shorter stage lengths, we face competition from some other transportation alternatives, such as bus, train or automobile. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing, virtual and augmented reality and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as travelers seek lower-cost substitutes for air travel. If we are unable to stimulate demand for air travel with our low base fares or if we are unable to adjust rapidly in the event the basis of competition in our markets changes, it could have a material adverse effect on our business, results of operations and financial condition.
Threatened or actual terrorist attacks or security concerns, particularly involving airlines, could have a material adverse effect on our business, results of operations and financial condition.
Past terrorist attacks or attempted attacks, particularly those against airlines, have caused substantial revenue losses and increased security costs, and any actual or threatened terrorist attack or security breach, even if not directly against an airline, could have a material adverse effect on our business, results of operations and financial condition. For instance, enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Terrorist attacks made directly on an airline, particularly in the U.S., or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats), would have a negative impact on the airline industry and have a material adverse effect on our business, results of operations and financial condition.
Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; government shutdowns; major construction or improvements at airports; aircraft and engine defects; FAA grounding of aircraft; adverse weather conditions; increased security measures; new travel-related taxes; or the outbreak of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvements at airports at which we operate, increased security measures, new travel-related identification requirements, taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Flight delays caused by these factors may frustrate passengers and may increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The federal government also controls airport security. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. In addition, federal government slow-downs or shutdowns may further impact the availability of federal resources, such as air traffic controllers and security personnel, necessary to provide air traffic control and airport security, which may cause delays or cancellations of flights or may impact our ability to take delivery of aircraft or expand our route network or airport footprint. Further, implementation of the Next Generation Air Transport System, or NextGen, by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and other lawsuits, resulting in increased costs. The U.S. Congress could enact legislation that could impose a wide range of consumer protection requirements, which could increase our costs of doing business.

In addition, airlines may also experience disruptions to their operations as a result of the aircraft and engines they operate, such as manufacturing defects, spare part shortages and other factors beyond their control. For example, regulators ordered the grounding of the entire worldwide 737 MAX fleet in March 2019. While such order did not have a direct impact on our fleet, which is comprised entirely of Airbus A320 family aircraft, any similar or other disruption to our operations could have a material adverse effect on our business, results of operations and financial condition.
Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, blizzards, snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines re-accommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of contagious diseases, such as COVID-19, ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, pertussis (whooping cough) and zika virus, have in the past and may in the future result in significant decreases in passenger traffic and the imposition of government restrictions in service, resulting in a material adverse impact on the airline industry. New identification requirements, such as the implementation of rules under the REAL ID Act of 2005, and increased travel taxes, such as those provided in the Travel Promotion Act, enacted in March 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
Risks associated with our presence in international emerging markets, including political or economic instability, and failure to adequately comply with existing legal requirements, may materially adversely affect us.
Some of our target growth markets include countries with less developed economies, legal systems, financial markets and business and political environments are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.
We emphasize compliance with all applicable laws and regulations and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of our employees, third-party specialists and partners with regard to business ethics and key legal requirements; however, we cannot assure you that our employees, third-party specialists or partners will adhere to our code of ethics, other policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, we may be subject to sanctions. In the event we believe or have reason to believe our employees, third-party specialists or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs which in turn may have a material adverse effect on our reputation, business, results of operations and financial condition.
Increases in insurance costs or reductions in insurance coverage may have a material adverse effect on our business, results of operations and financial condition.
If any of our aircraft were to be involved in a significant accident or if our property or operations were to be affected by a significant natural catastrophe or other event, we could be exposed to material liability or loss. If we are unable to obtain sufficient insurance (including aviation hull and liability insurance and property and business interruption coverage) to cover such liabilities or losses, whether due to insurance market conditions or otherwise, our business, results of operations and financial condition could be materially adversely affected.
We currently obtain third-party war risk (terrorism) insurance as part of our commercial aviation hull and liability policy and additional third-party war risk (terrorism) insurance through a separate policy with a different private insurance company. Our current third-party war risk (terrorism) insurance from commercial underwriters excludes nuclear, radiological and certain other events. If we are unable to obtain adequate war risk insurance or if an event not covered by the insurance we maintain were to take place, our business, results of operations and financial condition could be materially adversely affected.
A decline in or temporary suspension of the funding or operations of the U.S. federal government or its agencies may adversely affect our future operating results or negatively impact the timing and implementation of our growth prospects.
The success of our operations and our future growth is dependent on a number of federal agencies, specifically the FAA, DOT and TSA. In the event of a slowdown or shutdown of the federal government, such as those experienced in October 2013 and December 2018 through January 2019, certain functions of these and other federal agencies may be significantly diminished or completely suspended for an indefinite period of time, the conclusion of which is outside of our control. During such periods, it may not be possible for us to obtain the operational approvals and certifications required for events that are critical to the successful execution of our operational strategy, such as the delivery of new aircraft or the implementation of new routes. Additionally, there may be an impact to critical airport operations, particularly security, air traffic control and other functions that could cause airport delays, flight cancellations and negatively impact consumer demand for air travel.
Furthermore, once a period of slowdown or government shutdown has concluded, there will likely be an operational backlog within the federal agencies, that may extend the length of time that such events continue to negatively impact our business, results of operations and financial condition beyond the end of such period.
Risks Related to Our Business
If we fail to implement our business strategy successfully, our business, results of operations and financial condition will be materially adversely affected.
Our growth strategy includes significantly expanding our fleet and expanding the number of markets we serve. We select target markets and routes where we believe we can achieve profitability within a reasonable timeframe, and we only continue operating on routes where we believe we can achieve and maintain our desired level of profitability. When developing our route network, we focus on gaining market share on routes that have been underserved or are served primarily by higher cost airlines where we believe we have a competitive cost advantage. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:
•sustain our relatively low unit operating costs;
•continue to realize attractive revenue performance;
•achieve and maintain profitability;
•maintain a high level of aircraft utilization; and
•access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy.
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet from 107 aircraft as of March 31, 2021 to a fleet of 163 by the end of 2025, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and

Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease, and we could suffer a material adverse effect on our business, results of operations and financial condition.
Our growth is also dependent upon our ability to maintain a safe and secure operation, including enhanced safety procedures as a result of the COVID-19 pandemic, and will require additional personnel, equipment and facilities as we continue to induct new aircraft and continue to execute our growth plan. In addition, we will require additional third-party personnel for services we do not undertake ourselves. An inability to hire and retain personnel, secure the required equipment and facilities in a cost-effective and timely manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. Furthermore, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets.
Some of our target growth markets outside of the United States include countries with less developed economies that may be vulnerable to unstable economic and political conditions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our ability to implement our growth strategy.
Our low-cost structure is one of our primary competitive advantages, and many factors could affect our ability to control our costs.
Our low-cost structure is one of our primary competitive advantages. However, we have limited control over some of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, the acquisition and cost of aircraft, airport and related infrastructure costs, taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of collective bargaining agreements, which could result in increased labor costs. See “— Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.” We cannot guarantee we will be able to maintain our relatively low costs. If our costs increase and we are no longer able to maintain a competitive cost structure, it could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to grow or maintain our unit revenues or maintain our non-fare revenues.
A key component of our Low Fares Done Right strategy is attracting customers with low fares and garnering repeat business by delivering a high-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on ULCCs in the United States. We intend to continue to differentiate our brand and product in order to expand our loyal customer base and grow or maintain our unit revenues and maintain our non-fare revenues. The rising cost of aircraft and engine maintenance may impair our ability to offer low-cost fares resulting in reduced revenues. Differentiating our brand and product has required and will continue to require significant investment, and we cannot assure you that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from the other U.S. ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low base fares or gain market share from the legacy airlines, particularly if the significant excess capacity caused by the COVID-19 pandemic persists.

In addition, our business strategy includes maintaining our portfolio of desirable, value-oriented, non-fare products and services. However, we cannot assure you that passengers will continue to perceive value in the non-fare products and services we currently offer and regulatory initiatives could adversely affect non-fare revenue opportunities. Failure to maintain our non-fare revenues would have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to maintain our non-fare revenues, we may not be able to execute our strategy to continue to lower base fares in order to stimulate demand for air travel.
Increased labor costs, union disputes, employee strikes and other labor-related disruption, may adversely affect our business, results of operations and financial condition.
Our business is labor intensive, with labor costs representing approximately 38% and 23% of our total operating costs for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, approximately 87% of our workforce was represented by labor unions. We have recently ratified labor agreements with several of the labor unions representing our employees and in March 2019 we reached a tentative agreement with the union representing our flight attendants, which was ratified on May 15, 2019. See “Business—Employees” in our Prospectus filed April 2, 2021. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”). This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
From June to November 2018, we experienced disruptions to our flight operations during our labor negotiations with the union representing our pilots, Air Line Pilots Association (“ALPA”), which materially impacted our business and results of operations for the period. Upon reaching a tentative agreement with ALPA in December 2018, our flight operations returned to normal. However, we are unable to determine the extent to which this period of prolonged disruption may have harmed our reputation or the length of time it may take for our business to recover from such harm, if ever. In addition, the agreement, which became effective in January 2019, included a significant increase in the annual compensation of our pilots as well as a one-time ratification incentive payment to our pilots of $75 million, plus payroll related taxes. We can provide no assurance that we will not experience another operational disruption resulting from any future negotiations or disagreements with our pilots, nor can we provide assurance that we will not experience an operational disruption as a result of negotiations or disagreements with any of our other union-represented employee groups. In addition, we cannot provide any estimate with regard to the amount or probability of future compensation increases, ratification incentives or other costs that may come as a result of future negotiations with our pilots or our other union represented groups. Future operational disruptions or other costs related to labor negotiations, including reputational harm that may come as a result of such disruptions, if any, may have a material adverse impact on our business, results of operations and financial condition.
In addition, the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency, superior profitability or other factors, to bear higher costs than we can. One or more of our competitors may also significantly reduce their labor costs, thereby providing them with a competitive advantage over us. Our labor costs may also increase in connection with our growth and we could also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. The occurrence of any such event may have a material adverse impact on our business, results of operations and financial condition.

Our inability to expand or operate reliably or efficiently out of airports where we maintain a large presence could have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent on markets served from airports that are significant to our business, including Denver, Orlando and Las Vegas, as well as high-traffic locations, such as Philadelphia, Cleveland, Tampa, Chicago, Fort Myers and Atlanta. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
•increases in airport rates and charges;
•limitations on take-off and landing slots, airport gate capacity or other use of airport facilities;
•termination of our airport use agreements, some of which can be terminated by airport authorities with little notice to us;
•increases in airport capacity that could facilitate increased competition;
•international travel regulations such as customs and immigration;
•increases in taxes;
•changes in the law that affect the services that can be offered by airlines, in general and in particular markets or at particular airports;
•restrictions on competitive practices;
•the adoption of statutes or regulations that impact or impose additional customer service standards and requirements, including security standards and requirements; and
•the adoption of more restrictive locally imposed noise regulations or curfews.
Our existing lease at Denver International Airport expires in December 2021 with an option to extend for two additional one-year periods. We cannot assure you that renewal of the lease will occur on acceptable terms or at all, or that the new lease will not include additional or increased fees. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
Our reputation and business could be adversely affected in the event of an emergency, accident or similar public incident involving our aircraft or personnel.
We are exposed to potential significant losses and adverse publicity in the event that any of our aircraft or personnel is involved in an emergency, accident, terrorist incident or other similar public incident, which could expose us to significant reputational harm and potential legal liability. In addition, we could face significant costs or lost revenues related to repairs or replacement of a damaged aircraft and its temporary or permanent loss from service. We cannot assure you that we will not be affected by such events or that the amount of our insurance coverage will be adequate in the event such circumstances arise, and any such event could cause a substantial increase in our insurance premiums. In addition, any future emergency, accident or similar incident involving our aircraft or personnel, even if fully covered by insurance or even if it does not involve our airline, may create an adverse public perception about our airline or that the equipment we fly is less safe or reliable than other transportation alternatives, or, in the case of our aircraft, could cause us to perform time-consuming and costly inspections on our aircraft or engines, any of which could have a material adverse effect on our business, results of operations and financial condition.
Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems, including related to our COVID-19 related refund policy. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies, including policies implemented in response to the COVID-19 pandemic. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. The

DOT may choose to investigate such customer complaints and could result in fines. For instance, in 2017 we were fined $0.40 million by the DOT for certain infractions relating to oversales, rules related to passengers with disabilities, customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, domestic baggage liability limit rule, and customer service plan rules; and $1.5 million by the DOT relating to length tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. We are cooperating with the DOT request. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand such as has been caused by the COVID-19 pandemic.
We have maintained a high daily aircraft utilization rate prior to the COVID pandemic and expect our utilization rate to increase as the U.S. market begins to recover from the pandemic. Our average daily aircraft utilization was 7.3 hours and 11.3 hours for the three months ended March 31, 2021 and 2020, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand such as has been caused by the COVID-19 pandemic reduces the utilization of our fleet and result in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. In addition, U.S. airport authorities are exploring ways to limit de-icing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.

In addition, the International Civil Aviation Organization (“ICAO”) and jurisdictions around the world have adopted noise regulations that require all aircraft to comply with noise level standards, and governmental authorities in several U.S. and foreign cities are considering or have already implemented aircraft noise reduction programs, including the imposition of overnight curfews and limitations on daytime take-offs and landings. Compliance with existing and future environmental laws and regulations, including emissions limitations and more restrictive or widespread noise regulations, that may be applicable to us could require significant expenditures, increase our cost base and have a material adverse effect on our business, results of operations and financial condition, and violations thereof can lead to significant fines and penalties, among other sanctions.
We generally participate with other airlines in fuel consortia and fuel committees at our airports, which agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Any costs (including remediation and spill response costs) incurred by such fuel consortia could also have an adverse impact on our business, results of operations and financial condition.
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (“GHG”) emissions, including CO2 emissions. In particular, ICAO has adopted rules to implement the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) which will require us to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Business—Government Regulation—Environmental Regulation” in our Prospectus filed April 2, 2021.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily because it is difficult to estimate the return of demand for international air travel during and in the recovery from the COVID-19 pandemic. There is also significant uncertainty with respect to the future supply and price of carbon offset credits and sustainable or lower carbon aircraft fuels that could allow us to reduce our emissions of CO2. In addition, we will not directly control our CORSIA compliance costs through 2029 because those obligations are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth beginning in 2030. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional, and federal agencies to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted or are considering adopting programs, including new taxes, to regulate domestic GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to purchase specific types of equipment or technologies, purchase carbon offset credits, or otherwise incur additional costs related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
In addition, in January 2021, the EPA finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by ICAO. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. The outcome of the legal challenge and administrative review cannot be predicted at this time.
Growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Our collateral to secure loans, in the form of aircraft, spare parts and airport slots, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing cost.
Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the canceling of flights, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.
We are highly dependent upon our cash balances and operating cash flows.
As of March 31, 2021, we had $853 million of total available liquidity, including $429 million of cash and cash equivalents, and an additional $424 million available to borrow under the Treasury Loan facility through May 28, 2021. In addition, as of March 31, 2021, we had a $161 million income tax receivable, primarily resulting from our net operating losses generated in 2020, which is classified as a current asset. Furthermore, we have access to a facility to finance a portion of certain aircraft PDPs from which we had drawn $133 million as of March 31, 2021. As of March 31, 2021, our PDP Financing Facility enables us to borrow up to an aggregate of $150 million under a secured, revolving line of credit. In addition, we have a pre-purchased miles facility from which we had drawn $15 million on as of March 31, 2021 and, based on our agreement under the Treasury Loan facility, we are restricted from accessing additional amounts until full repayment and cancellation of the Treasury Loan. Following such date, the amount available under the pre-purchased miles facility will be based on the aggregate amount of fees payable by Barclays to us for pre-purchased miles on a calendar year basis, up to an aggregate maximum amount of $200 million. These facilities are not adequate to finance our operations, and thus we will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and to make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of the COVID-19 pandemic on our financial position and operations, including through the payroll support program or loan program with the Treasury.
Subsequent to March 31, 2021, the Treasury provided us with an additional disbursement under the PSP2 Agreement of $21 million, comprised of an additional $15 million toward the PSP2 Grant, and $6 million toward the PSP2 Promissory Note.
The ARP, enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, the Company entered into an agreement with the Treasury for approximately $150 million of installment funding under the PSP3 Agreement, comprised of a $135 million grant for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year low interest loan.
During the fourth quarter of 2020, we amended our pre-delivery credit facility to provide for a deferral of the fixed charge coverage ratio requirement (the “FCCR Test”) until the first quarter of 2022. If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the credit facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the credit facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. If the LTV Test was required to be performed, we do not expect that there would be any material required pre-payment of the pre-delivery credit facility or posting of additional collateral. Additionally, we have also obtained a waiver of relief for the covenant provisions through the second quarter of 2021 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
As of March 31, 2021, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly-acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus, CFM International, an affiliate of General Electric Company, and Pratt & Whitney. As of March 31, 2021, we had an obligation to purchase 153 A320neo family aircraft by the end of 2028, one of which had a committed operating lease. We intend to evaluate financing options for the remaining aircraft. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.
At present, we have existing aircraft purchase commitments through 2028, all of which are for Airbus A320neo family aircraft. Of the 153 A320neo family aircraft we have committed to purchase by 2028, 19 will be equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company. The remaining 134 aircraft on our order book will be equipped with Pratt & Whitney GTF engines. The A320neo family includes next generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. While the A320neo family represents the latest step in the modernization of the A320 family of aircraft, the aircraft only entered commercial service in January 2016, and we are one of the first airlines to utilize the A320neo and LEAP engine. As a result, we are subject to those risks commonly associated with the initial introduction of a new aircraft type, including with respect to the A320neo’s actual, sustained fuel efficiency and other projected cost savings, which may not be realized, as well as the reliability and maintenance costs associated with a new aircraft and engine. In addition, it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo aircraft and LEAP engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
In addition, while our operation of a single family of aircraft provides us with several operational and cost advantages, any FAA directive or other mandatory order relating to our aircraft or engines, including the grounding of any of our aircraft for any reason, could potentially apply to all or substantially all of our fleet, which could materially disrupt our operations and negatively affect our business, results of operations and financial condition.
Our maintenance costs will increase over the near term, we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors and we could incur significant maintenance expenses outside of such maintenance schedules in the future.
As of March 31, 2021, the operating leases for seven, four, six, four and eight aircraft in our fleet were scheduled to terminate during the remainder of 2021, 2022, 2023, 2024 and 2025, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, we currently have an obligation to purchase 153 A320neo family aircraft by the end of 2028. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these new initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
Outside of scheduled maintenance, we incur from time to time unscheduled maintenance which is not forecast in our operating plan or financial forecasts, and which can impose material unplanned costs and the loss of flight equipment from revenue service for a significant period of time. For example, a single unplanned engine event can require a shop visit costing several million dollars and cause the engine to be out of service for a number of months.
Furthermore, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our condensed consolidated balance sheet. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Aircraft Maintenance” in our Prospectus filed April 2, 2021.

We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of March 31, 2021, all 107 aircraft in our fleet were financed under operating leases. For the three months ended March 31, 2021 and 2020, we incurred aircraft rent of $138 million and $103 million, respectively, and paid maintenance deposits of $26 million during both periods. For the three months ended March 31, 2021 aircraft rent of $138 million included a $19 million unfavorable impact from the payments of deferral arrangements with our lessors due to the COVID-19 pandemic; an additional $12 million in aircraft rent deferrals have yet to be paid back as of March 31, 2021 which will be recognized within aircraft rent as payments are made. As of March 31, 2021 and December 31, 2020, we had future operating lease obligations of approximately $2,304 million and $2,264 million, respectively, and future principal debt obligations of $361 million and $357 million, respectively. For the three months ended March 31, 2021 and 2020, we made cash payments for interest related to debt of $1 million and $2 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus as well as CFM International and Pratt & Whitney for delivery over the next several years. Also, in April 2020, we entered into the Payroll Support Program with the Treasury for which we received $211 million in funding, in the form of a grant and a low-interest 10-year note, and in September 2020 we entered into a $574 million secured term loan facility with the Treasury, of which we borrowed $150 million as of March 31, 2021. In January 2021, we entered into a second Payroll Support Program with the Treasury for which we received $140 million in funding through the payroll support program, in the form of a grant and a low-interest 10-year note. Subsequent to March 31, 2021, the Treasury provided us with an additional disbursement under the PSP2 Agreement of $21 million, in the form of a grant and a low-interest 10-year note. Additionally, in April 2021 we entered into a third Payroll Support Program with the Treasury for approximately $150 million, in the form of a grant and a low-interest 10-year note.
Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations and our obligations under our other debt arrangements could have a material adverse effect on our business, results of operations and financial condition and could:
•require a substantial portion of cash flow from operations be used for operating lease and maintenance deposit payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our ability to make required PDPs, including those payable to our aircraft and engine manufacturers for our aircraft and spare engines on order;
•limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;
•make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled payments;
•reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with lower fixed payment obligations; and
•cause us to lose access to one or more aircraft and forfeit our maintenance and other deposits if we are unable to make our required aircraft lease rental payments and our lessors exercise their remedies under the lease agreement including cross default provisions in certain of our leases.
A failure to pay our operating lease, debt, fixed cost, and other obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.
We rely on third-party specialists and other commercial partners to perform functions integral to our operations.
We have historically entered into agreements with third-party specialists to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities as well as administrative and support services. In response to the COVID-19 pandemic, we have increased our reliance on such third-parties. In addition, as the U.S. market begins to recover from the pandemic, we are likely to enter into similar service agreements in new markets we decide to enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates.
Although we seek to monitor the performance of third parties that furnish certain facilities or provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, the efficiency, timeliness and quality of contract performance by third-party specialists are often beyond our control, and any failure by our third-party specialists to perform up to our expectations may have an adverse impact on our business, reputation with customers, our brand and our operations. In addition, we could experience a significant business disruption if we were to change vendors or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.
We rely on third-party distribution channels to distribute a portion of our airline tickets.
We rely on third-party distribution channels, including those provided by or through GDSs conventional travel agents and online travel agents (“OTAs”) to distribute a portion of our airline tickets, and we expect in the future to rely on these channels to collect a portion of our non-fare revenues. These distribution channels are more expensive and at present have less functionality in respect of non-fare revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility, and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize non-fare revenues. In addition, in the last several years there has been significant consolidation among GDSs and OTAs, including the acquisition by Expedia of both Orbitz and Travelocity, and the acquisition by Amadeus of Navitaire (the reservations system that we use). This consolidation and any further consolidation could affect our ability to manage our distribution costs due to a reduction in competition or other industry factors. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems or any failure on our part to implement any new technologies or systems could materially adversely affect our business.
We are highly dependent on technology and computer systems and networks to operate our business. These technologies and systems include our computerized airline reservation system provided by Navitaire, now a unit of Amadeus, flight operations systems, telecommunications systems, mobile app, airline website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. The Navitaire reservations system, which is hosted and maintained under a long-term contract by a third-party specialist, is critical to our ability to issue, track and accept tickets, conduct check-in, board and manage our passengers through the airports we serve and provide us with access to global distribution systems, which enlarge our pool of potential passengers. There are many instances in the past where a reservations system malfunctioned, whether due to the fault of the system provider or the airline, with a highly adverse effect on the airline’s operations, and such a malfunction has in the past and could in the future occur on our system, or in connection with any system upgrade or migration in the future. We also rely on third-party specialists to maintain our flight operations systems, and if those systems are not functioning, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our operational performance and temporarily stall our operations.
Any failure of the technologies and systems we use could materially adversely affect our business. In particular, if our reservation system fails or experiences interruptions, and we are unable to book seats for a period of time, we could lose a significant amount of revenue as customers book seats on other airlines, and our reputation could be harmed. In addition, replacement technologies and systems for any service we currently utilize that experiences failures or interruptions may not be readily available on a timely basis, at competitive rates or at all. Furthermore, our current technologies and systems are heavily integrated with our day-to-day operations and any transition to a new technology or system could be complex and time-consuming. In the event that one or more of our primary technology or systems vendors fails to perform, and a replacement system is not available or if we fail to implement a replacement system in a timely and efficient manner, our business could be materially adversely affected.
Unauthorized use, unauthorized incursions or user exploitation of our information technology infrastructure could compromise the personally identifiable information of our passengers, prospective passengers or personnel, and other sensitive information and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.
In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party specialists collect, process, transmit and store a large volume of personally identifiable information of our passengers, prospective passengers or personnel, including email addresses and home addresses and financial data such as credit and debit card information and other sensitive information. The security of the systems and network where we and our third-party specialists store this data is a critical element of our business, and these systems and our network may be vulnerable to cyberattacks and other security issues, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. Threats to cybersecurity have increased with the sophistication of malicious actors, and we must manage those evolving risks. We have been the target of cybersecurity attacks in the past and expect that we will continue to be in the future. Recently, several high-profile consumer-oriented companies have experienced significant data breaches, which have caused those companies to suffer substantial financial and reputational harm. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.
A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including lost revenue; unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of defending against, preparing for, responding to and remediating an incident may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Additionally, any material failure by us or our third-party specialists to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit and debit cards as a form of payment. While we have taken precautions to avoid an unauthorized incursion of our computer systems, we cannot assure you that our precautions are either adequate or implemented properly to prevent and detect a data breach or other cybersecurity incident and its adverse financial and reputational consequences to our business.

We are also subject to increasing legislative, regulatory and customer focus on privacy issues and data security in the United States and abroad. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our passengers, prospective passengers or personnel could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. In addition, a number of our commercial partners, including credit card companies, have imposed data security standards on us, and these standards continue to evolve. We will continue our efforts to meet our privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs.

We depend on a sole-source supplier for our aircraft and two suppliers for our engines.
A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the Airbus A320 family aircraft for all of our aircraft and on CFM International and Pratt & Whitney for our engines makes us vulnerable to any design defects, mechanical problems or other technical or regulatory issues associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether involving our aircraft or that of another airline, we may choose or be required to suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engines. Separately, if Airbus, CFM International or Pratt & Whitney becomes unable to perform its contractual obligations and we must lease or purchase aircraft from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities, and we would lose the cost benefits from our current single-fleet composition, any of which would have a material adverse effect on our business, results of operations and financial condition. These risks may be exacerbated by the long-term nature of our fleet and order book and the unproven new engine technology to be utilized by the aircraft in our order book. See also “—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.”
Although we have significantly reconfigured our network since 2013, our business remains dependent on the Denver market and increases in competition or congestion or a reduction in demand for air travel in this market would harm our business.
We are highly dependent on the Denver market where we maintain a large presence, with 33% of our flights during the three months ended March 31, 2021 having Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport under an operating lease that expires in December 2021 with two one year extension options. We have experienced an increase in flight delays and cancellations at this airport due to airport congestion which has adversely affected our operating performance and results of operations. We have also experienced increased competition since 2017 from carriers adding flights to and from Denver. Also, flight operations in Denver can face extreme weather challenges in the winter, which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Denver market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the Denver area, such as adverse changes in local economic conditions, health concerns, adverse weather conditions, negative public perception of Denver, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation, Transportation Security Administration, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws and the FAA, DOT and TSA have issued regulations, orders, rulings and guidance relating to the operation, safety, and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue, and increasing costs. For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice and disclosure requirements, consumer complaints, price and airline advertising, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policy concerning passenger sexual misconduct, (xvii) development of Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or mobility aids, and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an Advance Notice of Proposed Rulemaking regarding flight attendant duty period limitations and rest requirements. The DOT also published a Notice of Proposed Rulemaking in January 2020 regarding, for example, the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website, and in printed or electronic form on the aircraft concerning the accessibility of aircraft lavatories. The DOT also recently published Final Rules regarding traveling by air with service animals and defining unfair or deceptive practices. The DOT also recently published a Final Rule clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. In addition, the FAA issued its final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, some of which is funded by a security fee imposed on passengers and collected by airlines. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft, and could result in the temporary grounding of aircraft types altogether, such as the March 2019 grounding of the Boeing 737 MAX fleet. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances, and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership” in our Prospectus filed April 2, 2021. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. For instance, in 2017 we were fined $0.4 million by the DOT for certain infractions relating to oversales, rules related to passengers with disabilities, customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule, and $1.5 million by the DOT relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. We are cooperating with the DOT request.

International routes are regulated by air transport agreements and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change, as the applicable agreements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by the applicable air transport agreements between the U.S. and foreign governments and our ability to obtain the necessary authority from the U.S. and foreign governments to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals, airport slots and restrictions on competitive practices. We are subject to numerous foreign regulations in the countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business—Government Regulation” in our Prospectus filed April 2, 2021.
Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on our business.
Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to operating and maintenance requirements and immigration and security policy and requirements; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; public company reporting requirements;

environmental regulation; tax legislation and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve. To the extent that any such changes have a negative impact on us or the airline industry in general, including as a result of related uncertainty, these changes may materially impact our business, financial condition, results of operations and cash flows.
Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, results of operations and financial condition.
Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. In February 2020, the United States announced an increase to this tariff from 10% to 15%. These tariffs apply to aircraft that we are already contractually obligated to purchase. On March 5, 2021, the United States and the European Union announced an agreement to suspend for four month the imposition of the foregoing tariffs on commercial aircraft. The commercial aircraft tariffs, when effective, are under continuing review and at any time could be increased, decreased, eliminated or applied to a broader range of products we use. While we have recently accepted deliveries of Airbus aircraft principally from the Airbus Mobile, Alabama facility, which has enabled us to avoid the imposition of tariffs on such aircraft, there can be no assurance that we will continue to be able to do so in the event the suspension described above is lifted or expires without other action. Any imposition of these tariffs could substantially increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, results of operations and financial condition.
If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry has from time to time experienced a shortage of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry is being affected by a pilot shortage. As is common with most of our competitors, we have faced considerable turnover of our employees. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel or may be required to increase wages and/or benefits in order to do so. In addition, we may lose personnel due to the impact of the COVID-19 pandemic on air travel and we may lose executives as a result of compensation restrictions imposed under the CARES Act. Such restrictions may present retention challenges in the case of executives presented with alternative, non-airline opportunities or with opportunities from airlines that are not subject to such restrictions because they never entered into such Treasury loans or have repaid their Treasury loans prior to us. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. Our company culture, which we believe is one of our competitive strengths, is important to providing dependable customer service and having a productive, accountable workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business, results of operations and financial condition could be harmed.
Our business could be materially adversely affected if we lose the services of our key personnel.
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, particularly Barry L. Biffle, our President and Chief Executive Officer, and James G. Dempsey, our Executive Vice President and Chief Financial Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
We rely on our private equity sponsor.
Our majority stockholder is presently an investment fund managed by Indigo, an affiliate of Indigo Partners, a private equity fund with significant expertise in the ultra low-cost airline business. This expertise has been available to us through the representatives Indigo has on our board of directors and through a Professional Services Agreement that was put in place in connection with the 2013 acquisition from Republic and pursuant to which we pay Indigo Partners a fee of approximately $375,000 per quarter, plus expenses. Several members of our board of directors are also affiliated with Indigo Partners and we pay each of them an annual fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than 10% of the 197.6 million shares of our common stock acquired by an affiliate of Indigo Partners in December 2013. Indigo Partners may nonetheless elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners such as management expertise, industry knowledge and volume purchasing. For a further description of our Professional Services Agreement, please see “Certain Relationships and Related Party Transactions—Management Services” in our Prospectus filed April 2, 2021. See also “—Risks Related to Owning Our Common Stock—Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.”
Our quarterly results of operations fluctuate due to a number of factors, including seasonality.
We expect our quarterly results of operations to continue to fluctuate due to a number of factors, including actions by our competitors, price changes in aircraft fuel and the timing and amount of maintenance expenses, as well as the impacts of the COVID-19 pandemic. As a result of these and other factors, quarter-to-quarter comparisons of our results of operations and month-to-month comparisons of our key operating statistics may not be reliable indicators of our future performance. In addition, seasonality may cause our quarterly and monthly results to fluctuate since passengers tend to fly more during the summer months and less in the winter months, apart from the holiday season. We cannot assure you that we will find profitable markets in which to operate during the winter season. Such periods of low demand for air travel during the winter months could have a material adverse effect on our business, results of operations and financial condition.
Our lack of membership in a marketing alliance or codeshare arrangements (other than with Volaris) could harm our business and competitive position.
Many airlines, including the domestic legacy network airlines (American, Delta and United), have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as oneworld, SkyTeam, and Star Alliance, generally provide for codesharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. In addition, certain of these alliances involve highly integrated antitrust immunized joint ventures. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any marketing alliances or codeshare arrangements with U.S. or foreign airlines, other than the codeshare arrangement we entered into with Volaris in 2018. Our lack of membership in any other marketing alliances and codeshare arrangements puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our business, results of operations and financial condition.
Risks Related to Owning Our Common Stock
The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•announcements concerning our competitors, the airline industry or the economy in general;
•developments with respect to the COVID-19 pandemic, and government restrictions related thereto;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•media reports and publications about the safety of our aircraft or the aircraft type we operate;
•new regulatory pronouncements and changes in regulatory guidelines;
•changes in the price of aircraft fuel;
•announcements concerning the availability of the type of aircraft we use;
•general and industry-specific economic conditions;
•changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;
•sales of our common stock or other actions by investors with significant shareholdings, including sales by our principal stockholders;
•trading strategies related to changes in fuel or oil prices; and
•general market, political and other economic conditions.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. Broad market fluctuations may materially adversely affect the trading price of our common stock.
In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and have a material adverse effect on our business, results of operations and financial condition.
If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities and industry analysts may publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the trading price of our common stock would likely decline. If one or more of these analysts ceases to cover our company or fails to publish reports on us regularly, demand for our stock could decrease, which may cause the trading price of our common stock and the trading volume of our common stock to decline.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or the exercise of the PSP Warrants, PSP2 Warrants, PSP3 Warrants or Treasury Warrants issued to the Treasury, could depress the trading price of our common stock.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, we issued warrants to the Treasury, which are exercisable for up to 522,576 shares of our common stock. Furthermore, in the first quarter of 2021 we issued additional warrants to the Treasury in connection with our participation in the PSP2 based on the $140 million funding, with the warrants exercisable for up to 103,208 shares of our common stock.
In April 2021, the Treasury provided us with an additional disbursement under the PSP2 Agreement of $21 million, comprised of an additional $15 million toward the PSP2 Grant, and $6 million toward the PSP2 Promissory Note. In conjunction with this additional funding, we granted the Treasury warrants to purchase up to 54,105 additional shares of common stock of FGHI.
On April 29, 2021, we entered into the PSP3 Agreement with the Treasury for approximately $150 million of installment funding, comprised of $135 million pursuant to the PSP3 Grant and $15 million pursuant to the PSP3 Promissory Note. In conjunction with funding from PSP3, the Company agreed to issue the Treasury warrants to purchase up to 79,961 additional shares of common stock of FGHI.
In connection with the initial $150 million borrowing from the secured loan provided under the Loan and Guarantee Agreement (the “Treasury Loan Agreement”) we entered into with the Treasury pursuant to the CARES Act, we issued warrants to the Treasury which are exercisable for up to approximately 2,358,090 shares of our common stock. Moreover, we may issue additional warrants to the Treasury exercisable for up to 6,665,580 shares of our common stock, assuming we draw the full $424 million remaining under the Treasury Loan Agreement. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.” Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholder.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 200,416,799 shares of common stock outstanding as of March 31, 2021. All of the shares of common stock sold will be freely tradable without restrictions or further registration under the Securities Act. The holders of substantially all of the outstanding shares of our common stock have signed lock-up agreements with the underwriters of the initial offering, under which they have agreed, subject to certain exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, enter into a transaction which would have the same effect, without the prior written consent of certain of the underwriters, for a period of 180 days after the date of our Prospectus filed on April 2, 2021. An investment fund managed by Indigo, the holder of approximately 197.6 million shares of our common stock as of March 31, 2021, was entitled to rights with respect to registration of 183.3 million shares under the Securities Act pursuant to a registration rights agreement. Please see “Certain Relationships and Related Party Transactions—Registration Rights” in our Prospectus filed April 2, 2021. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.
As of the date of this report, an investment fund managed by Indigo beneficially owns approximately 83.0% of our outstanding common stock.
As a result, Indigo will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions.
Until such time as Indigo and its affiliates beneficially own shares of our common stock representing less than a majority of the voting rights of our common stock, Indigo will have the ability to take stockholder action by written consent without calling a stockholder meeting and to approve amendments to our amended and restated certificate of incorporation and amended and restated bylaws and to take other actions without the vote of any other stockholder. As a result, Indigo will have the ability to control all such matters affecting us, including:
•the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;
•our acquisition or disposition of assets;
•our financing activities, including the issuance of additional equity securities;
•any determinations with respect to mergers, acquisitions and other business combinations;
•corporate opportunities that may be suitable for us and Indigo;
•the payment of dividends on our common stock; and
•the number of shares available for issuance under our stock plans for our existing and prospective employees.
This concentrated control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. Indigo’s voting control may also discourage or block transactions involving a change of control of the Company, including transactions in which you, as a stockholder, might otherwise receive a premium for your shares over the then-current market price. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock. Moreover, Indigo is not prohibited from selling a controlling interest in us to a third party and may do so without your approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock may be worth less than they would be if Indigo did not maintain voting control over us.
In addition, the interests of Indigo could conflict with the interests of other stockholders. According to a Schedule 13D filed with the SEC in February 2021, investment funds managed by Indigo Partners hold approximately 18% of the total outstanding Common Stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. We entered into a codeshare arrangement with Volaris in January 2018. As of March 31, 2021, we did not compete directly with Volaris on any of our routes other than one route that we currently operate during different months of the year. However, there can be no assurances that we will not compete directly with Volaris in the future. Furthermore, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”

For additional information about our relationship with Indigo and Indigo Partners, please see “Certain Relationships and Related Party Transactions” and “Principal and Selling Stockholders” in the Prospectus filed on April 2, 2021.
Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:
•our board of directors is divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•no cumulative voting in the election of directors, which prevents the minority stockholders from electing director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•from and after such time as Indigo and its affiliates no longer hold a majority of the voting rights of our common stock, actions to be taken by our stockholders may only be affected at an annual or special meeting of our stockholders and not by written consent;
•from and after such time as Indigo and its affiliates no longer hold a majority of the voting rights of our common stock, special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors;
•advance notice procedures that stockholders, other than Indigo for so long as it and its affiliates hold a majority of the voting rights of our common stock, must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•from and after such time as Indigo and its affiliates hold less than a majority of the voting rights of our common stock, a majority stockholder vote is required for removal of a director only for cause (and a director may only be removed for cause), and a 66 2⁄3% stockholder vote is required for the amendment, repeal or modification of certain provisions of our certificate of incorporation and bylaws; and
•our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.
Certain anti-takeover provisions under Delaware law also apply to our company. While we have elected not to be subject to the provisions of Section 203 of the DGCL in our amended and restated certificate of incorporation, such certificate of incorporation will provide that in the event Indigo Partners and its affiliates cease to beneficially own at least 15% of the then outstanding shares of our voting common stock, we will automatically become subject to Section 203 of the DGCL to the extent applicable. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.
Our amended and restated certificate of incorporation and amended and restated bylaws provide, for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933.
Our amended and restated certificate of incorporation and amended and restated bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of the company, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former director, officer, other employee, agent or stockholder to the company or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against the company or any of our current or former director, officer, employee, agent or stockholder arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving the company that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, including all causes of action asserted against any defendant to such complaint; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the company will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. This provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. This exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our current certificate of incorporation or bylaws or will be contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder to the company, which may discourage such claims against us or any of our current or former director, officer, other employee, agent, or stockholder to the company and result in increased costs for investors to bring a claim.
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and Indigo. Under these provisions, neither Indigo, its portfolio companies, funds or other affiliates, nor any of their agents, stockholders, members, partners, officers, directors and employees will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a stockholder, member, partner, officer, director or employee of Indigo or any of its portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisitions or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, results of operations or financial condition, if attractive corporate opportunities are allocated by Indigo to itself or its portfolio companies, funds or other affiliates instead of to us. In addition, our amended and restated certificate of incorporation provides that we shall indemnify each the aforementioned parties in the event of any claims for breach of fiduciary or other duties brought in connection with such other opportunities. The terms of our amended and restated certificate of incorporation are more fully described in the “Description of Capital Stock” section of our Prospectus filed on April 2, 2021.

Our corporate charter and bylaws include provisions limiting ownership and voting by non-U.S. citizens.
To comply with restrictions imposed by federal law on foreign ownership and control of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict ownership, voting and control of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law and DOT policy require that we must be owned and controlled by U.S. citizens, that no more than 25.0% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, as defined 49 U.S.C. § 40102(a)(15), that no more than 49.0% of our stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S., that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. Our amended and restated certificate of incorporation and bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a loss of their voting rights in the event and to the extent that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record, resulting in the loss of voting rights, in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We are currently in compliance with these ownership restrictions. See “Business—Foreign Ownership” and “Description of Capital Stock—Anti-Takeover Provisions of Our Certificate of Incorporation and Bylaws—Limited Ownership and Voting by Foreign Owners” in our Prospectus filed April 2, 2021.
We are a “controlled company” within the meaning of the Nasdaq Stock Market rules, and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this report, Indigo controls approximately 83.0% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, which is permitted to be phased-in as follows: (1) one independent committee member at the time of our initial public offering; (2) a majority of independent committee members within 90 days of our initial public offering; and (3) all independent committee members within one year of our initial public offering. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company” as opposed to our initial public offering date. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
If we utilize the “controlled company” exemption, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock

Market. Our status as a controlled company could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of indebtedness, at the holding company level from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries, including the CARES Act, impose restrictions on our subsidiaries’ ability to pay dividend distributions or other transfers to us. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us
As of the date of this filing, we are prohibited from making repurchases of our common stock and paying dividends on our common stock by operation of restrictions imposed by the CARES Act and the PSP Extension Law. Following the end of those restrictions, we cannot guarantee that we will repurchase shares of our common stock or pay dividends on our common stock, or that our capital deployment program will enhance long-term stockholder value. Our capital deployment program could increase the volatility of the price of our common stock and diminish our cash reserves.
In connection with our receipt of payroll support under the PSP, PSP2 and PSP3 and acceptance of the Treasury Loan Agreement, we agreed not to repurchase shares of our common stock until the later of September 30, 2022 or one year after the Treasury Loan facility loan is repaid. In addition, we are prohibited from paying dividends on common stock until the later of September 30, 2022 or one year after the Treasury Loan facility loan is repaid. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant.
General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members or executive officers.
As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, related rules implemented or to be implemented by the Securities and Exchange Commission (“SEC”) and the listing rules of the Nasdaq Stock Market. In recent years, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, our common stock could be delisted, which could restrict our access to capital, and we could be subject to fines, sanctions and other regulatory action and potentially civil litigation.
We will be required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in implementing any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Stock Market, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material adverse effect on our business, results of operations and financial condition.
We may become involved in litigation that may have a material adverse effect on our business, results of operations and financial condition.
We have in the past been, are currently and may in the future become involved in private actions, class actions, investigations and various other legal proceedings, including from employees, commercial partners, customers, competitors and government agencies, among others. Such claims could involve discrimination (for example, based on gender, age, race or religious affiliation), sexual harassment, privacy, patent, commercial, product liability, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.
Further, from time to time, our employees may bring lawsuits against us regarding discrimination, sexual harassment, labor, ERISA, disability claims and employment and other claims. For example, we currently face gender discrimination claims brought by certain of our employees. In recent years, companies have experienced an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms that allow individuals with access to a broad audience, these claims have had a significant negative impact on some businesses.
Also, in recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights. We have in the past faced, and may face in the future, claims by third parties that we infringe upon their intellectual property rights.
Any claims asserted against us or our management, regardless of merit or eventual outcome, could be harmful to our reputation and brand and have an adverse impact on our relationships with our customers, commercial partners and other third parties and could lead to additional related claims. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Plan-Related Issuances
In the first quarter of 2021, we granted to our directors, officers and employees an aggregate of 695,742 restricted stock units to be settled in shares of our common stock under the 2014 Plan.
The offers, sales and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as transactions under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of such securities were our directors, officers and employees and received the securities under our equity incentive plans.
Warrants
In the first quarter of 2021, in conjunction with PSP2, we issued warrants (the “PSP2 Warrants”) to the U.S. Department of the Treasury to acquire up to 103,208 shares of common stock of FGHI at an exercise price of $11.65 per share, which warrants have a five-year term and are exercisable either through net share settlement or in cash, at our option.
The PSP2 Warrants were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act as transactions not involving a public offering. Any issuance of Common Stock upon exercise of the PSP2 Warrants will be exempt as an exchange by the Company exclusively with its security holders eligible for exemption under Section 3(a)(9) of the Securities Act.
Use of Proceeds
On March 31, 2021, our registration statement on Form S-1 (File No. 333-254004), as amended (the “Registration Statement”), was declared effective by the Securities and Exchange Commission. On April 6, 2021, we completed our initial public offering (“IPO”), in which we issued and sold 15 million shares of common stock at a price to the public of $19.00 per share. We received net proceeds of $265 million, after deducting underwriting discounts and commissions of $14 million and estimated offering expenses of $6 million. Additionally, certain existing stockholders sold an aggregate of 19.5 million shares at the same price, including 4.5 million shares sold in connection with the underwriter’s option to purchase additional shares, resulting in net proceeds to the selling stockholders of $352 million, after deducting underwriting discounts and commissions of $18 million. Citigroup Global Markets Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Evercore Group L.L.C. acted as representatives of the underwriters. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. A portion of the proceeds will be used to pay fees and expenses in connection with our IPO. No payments for such expenses will be made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. A substantial portion of the expenses incurred in connection with our IPO had not yet been paid at the end of the first quarter of 2021.
There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus filed April 2, 2021, and, pending use as described therein, we intend to invest the net proceeds in interest-bearing, investment-grade securities, certificates of deposit or government securities.
Issuer Purchases of Equity Securities
The Company does not have a share repurchase program and no shares were repurchased during the first quarter of 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through the later of September 30, 2022 and one year following the repayment of the Treasury Loan facility.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Relief Funding” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for a summary of the dividend restrictions imposed by the CARES Act and related legislation and agreements applicable to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.2

4.1	Form of Common Stock Certificate.	S-1	3/8/2021	4.2

4.2	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	4/6/2021	4.1

4.3	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.43

4.4	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to FGHI’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.44

4.5	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.				X

4.6	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5).				X

10.1	Airport Use and Lease Agreement, dated as of February 1, 2021, by and between Frontier Airlines, Inc. and the City and County of Denver.	S-1	3/8/2021	10.1

10.2(a)#	2021 Incentive Award Plan.	S-1/A	3/23/2021	10.3(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	3/19/2021	10.3(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	3/19/2021	10.3(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	3/19/2021	10.3(d)

10.3#	Form of Indemnification Agreement for directors and officers.	S-1	3/8/2021	10.4

10.4#	Employment Letter, dated as of March 2, 2021, by and between Frontier Airlines, Inc. and Craig R. Maccubbin.	S-1/A	3/23/2021	10.47

10.5	Letter Agreement, dated as of January 15, 2021, among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and the United States Department of the Treasury and acknowledged by The Bank of New York Mellon, as administrative and collateral agent.	S-1	3/8/2021	10.40

10.6	Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.41

10.7	Promissory Note, dated as of January 15, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	3/8/2021	10.42

10.8	Payroll Support Program Agreement, dated as of April 29, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.				X

10.9
Promissory Note, dated as of April 29, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.
X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101. INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER GROUP HOLDINGS, INC.

Date: May 13, 2021	By:	/s/ James Dempsey
James Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)