Form 10-Q
period 2021-06-30
Frontier Group Holdings, Inc.
filed 2021-08-04
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had outstanding 215,446,976 shares of common stock, par value of $0.001, as of July 30, 2021.

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(in millions, except for share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$936	$378
Accounts receivable, net	48	28
Supplies, net	20	18
Other current assets	222	226
Total current assets	1,226	650
Property and equipment, net	179	176
Operating lease right-of-use assets	2,390	2,250
Pre-delivery deposits for flight equipment	199	224
Aircraft maintenance deposits	90	82
Intangible assets, net	29	29
Other assets	175	143
Total assets	$4,288	$3,554
Liabilities and stockholders’ equity
Accounts payable	$73	$71
Air traffic liability	334	135
Frequent flyer liability	14	13
Current maturities of long-term debt, net	88	101
Current maturities of operating leases	444	416
Other current liabilities	438	267
Total current liabilities	1,391	1,003
Long-term debt, net	275	247
Long-term operating leases	1,966	1,848
Long-term frequent flyer liability	44	50
Other long-term liabilities	62	96
Total liabilities	3,738	3,244
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, with 215,427,043 and 199,438,098 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	371	60
Retained earnings	189	261
Accumulated other comprehensive income (loss)	(10)	(11)
Total stockholders’ equity	550	310
Total liabilities and stockholders’ equity	$4,288	$3,554

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$536	$185	$798	$713
Other	14	9	23	25
Total operating revenues	550	194	821	738
Operating expenses:
Aircraft fuel	139	15	223	219
Salaries, wages and benefits	154	130	293	278
Aircraft rent	133	48	271	151
Station operations	107	23	177	119
Sales and marketing	30	15	47	45
Maintenance materials and repairs	27	16	53	42
Depreciation and amortization	10	7	18	15
CARES Act credits	(87)	(91)	(223)	(91)
Other operating	19	25	36	60
Total operating expenses	532	188	895	838
Operating income (loss)	18	6	(74)	(100)
Other income (expense):
Interest expense	(5)	(3)	(27)	(5)
Capitalized interest	1	2	2	4
Interest income and other	—	1	—	4
Total other income (expense)	(4)	—	(25)	3
Income (loss) before income taxes	14	6	(99)	(97)
Income tax expense (benefit)	(5)	(11)	(27)	(50)
Net income (loss)	$19	$17	$(72)	$(47)
Earnings (loss) per share:
Basic	$0.08	$0.08	$(0.35)	$(0.23)
Diluted	$0.08	$0.08	$(0.35)	$(0.23)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$19	$17	$(72)	$(47)
Unrealized gains (losses) and amortization from cash flow hedges net of adjustment for de-designation of fuel hedges, net of deferred tax benefit/(expense) of $(2) million and $9 million during the three and six months ended June 30, 2020 (Note 5)	1	2	1	(24)
Other comprehensive income (loss)	1	2	1	(24)
Comprehensive income (loss)	$20	$19	$(71)	$(71)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(72)	$(47)
Deferred income taxes	(27)	(73)
Depreciation and amortization	18	15
Gains recognized on sale-leaseback transactions	(36)	(19)
Warrant liability unrealized loss	22	—
Stock-based compensation	5	4
Amortization of swaption cash flow hedges, net of tax	1	—
Cash flows for derivative instruments, net	—	(7)
Cash flows from operating leases	—	17
Changes in operating assets and liabilities:
Accounts receivable	(18)	46
Supplies and other current assets	7	13
Aircraft maintenance deposits	(8)	(10)
Other long-term assets	(15)	(16)
Accounts payable	2	54
Air traffic liability	199	(76)
Other liabilities	164	(94)
Cash provided by (used in) operating activities	242	(193)
Cash flows from investing activities:
Capital expenditures	(12)	(6)
Pre-delivery deposits for flight equipment, net of refunds	25	(11)
Other	(3)	2
Cash provided by (used in) investing activities	10	(15)
Cash flows from financing activities:
Proceeds from issuance of debt	76	81
Principal repayments on debt	(60)	(43)
Proceeds from sale-leaseback transactions	27	29
Proceeds from initial public offering, net of offering costs and underwriting discounts	266	—
Minimum tax withholdings on share-based awards	(3)	(2)
Cash provided by financing activities	306	65
Net increase (decrease) in cash, cash equivalents and restricted cash	558	(143)
Cash, cash equivalents and restricted cash, beginning of period	378	768
Cash, cash equivalents and restricted cash, end of period	$936	$625

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except for share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2019	199,242,854	$—	$52	$486	$4	$542
Net loss	—	—	—	(64)	—	(64)
Unrealized loss from cash flows hedges net of adjustment for de-designation of fuel hedges, net of tax (Note 5)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	2	—	—	2
Balance at March 31, 2020	199,242,854	$—	$54	$422	$(22)	$454
Net income	—	—	—	17	—	17
Shares issued in connection with vesting of restricted stock units	46,892	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(13,604)	—	—	—	—	—
Unrealized gain from cash flow hedges, net of tax	—	—	—	—	2	2
Stock-based compensation	—	—	2	—	—	2
Balance at June 30, 2020	199,276,142	$—	$56	$439	$(20)	$475

Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net loss	—	—	—	(91)	—	(91)
Shares issued in connection with vesting of restricted stock units	505,438	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(146,490)	—	(3)	—	—	(3)
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	640,121	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	200,416,799	$—	$60	$170	$(11)	$219
Net income	—	—	—	19	—	19
Shares issued in connection with vesting of restricted stock units	18,259	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(8,015)	—	—	—	—	—
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Stock-based compensation	—	—	2	—	—	2
Issuance of common stock upon initial public offering, net of offering costs, underwriting discounts and commissions	15,000,000	—	266	—	—	266
Payroll Support Program warrants (Note 2)	—	—	43	—	—	43
Balance at June 30, 2021	215,427,043	$—	$371	$189	$(10)	$550
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
The Company is headquartered in Denver, Colorado. Frontier is an ultra low-cost, low-fare airline that offers flights throughout the United States and to select international destinations in the Americas, serving approximately 120 airports.
The Company is managed as a single business unit that primarily provides air transportation for passengers. Management has concluded there is only one reportable segment.
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's final prospectus, dated March 31, 2021, and filed with the SEC pursuant to Rule 424(b) on April 2, 2021.
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations and is volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the novel strain of coronavirus (“COVID-19”) pandemic during the three and six months ended June 30, 2021, as well as during the comparable periods in 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Initial Public Offering
On March 31, 2021, the Company’s registration statement on Form S-1 relating to the Company’s initial public offering (“IPO”) was declared effective by the SEC, and the Company’s common stock began trading on the NASDAQ Global Select Market on April 1, 2021 under the symbol “ULCC”. The Company completed its IPO on April 6, 2021 at an offering price of $19.00 per share, pursuant to the Company’s registration statement. The Company issued and sold 15 million shares of common stock and the Company’s selling stockholders sold 15

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
million shares of common stock in the IPO. The underwriters were granted an over-allotment option to purchase up to 4.5 million additional shares of common stock from the selling shareholders, at the IPO price of $19.00 per share, less the underwriting discount, for 30 days from the date of the prospectus, which was exercised in full in April 2021. The Company did not receive any of the proceeds from the sale of shares by the Company’s selling stockholders. In April 2021, the Company received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO.
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
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instrument and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting and measurement of convertible instruments and also adds disclosure requirements. Further, ASU 2020-06 simplifies the settlement assessment performed to determine whether a contract in the Company’s own equity qualifies for equity classification. The Company early adopted the standard effective January 1, 2021 using the modified retrospective approach, which did not have a material impact on the Company’s results of operations or financial position as of the adoption date. Given the Company’s IPO in April 2021, and based in part on the provisions of ASU 2020-06, warrants issued in conjunction with the CARES Act that may be settled in the Company’s own equity if publicly traded, were classified into equity during the second quarter of 2021.

2. Impact of COVID-19
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of COVID-19, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on the Company’s business and results of operations for the three and six months ended June 30, 2021 and the comparable prior year periods. Although the Company has seen significant recovery of demand through the quarter ended June 30, 2021, the Company is unable to predict the future spread of COVID-19, including future variants of the virus including the most recent Delta variant, as well as efficacy and adherence rates of vaccines and the resulting measures that may be introduced by governments or other parties and what impact they may have on the demand for air travel.
Beginning in December 2020, the Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. As the vaccines continue to be distributed, administered and made available to a broader range of the population, confidence in travel has increased, particularly in the domestic leisure market on which the Company’s business is focused. While the Company has experienced a 72% increase in passenger volumes as well as a meaningful increase in bookings during the quarter ended June 30, 2021 as compared to the first quarter of 2021, the Company continues to closely monitor the COVID-19 pandemic and the need to adjust capacity and deploy other operational and cost-control measures as necessary to preserve short-term liquidity needs and ensure long-term viability of the Company and its strategies. Any anticipated adjustments to capacity and other cost savings initiatives implemented by the Company may vary from actual demand and capacity needs.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of June 30, 2021 and through the date of this report, the Company is in compliance with all of its covenants, except the Company has obtained a waiver of relief for the covenant provisions through the fourth quarter of 2021 related to one of its credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to the existing covenants to reflect any additional COVID-19 pandemic impacts.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020 and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion for a Payroll Support Program (“PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. On April 30, 2020, the Company reached an agreement with the U.S. Department of the Treasury (the “Treasury”) under which the Company received $211 million of installment funding comprised of a $178 million grant (the “PSP Grant”) for payroll support for the period from April 2020 through September 2020, and a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”), all of which was received as of December 31, 2020. The PSP Grant was recognized net of $1 million in deferred financing costs over the periods it was intended to support payroll, including $86 million in the second quarter of 2020, within CARES Act credits in the Company’s condensed consolidated statements of operations. In conjunction with the PSP Promissory Note, the Company issued to the Treasury warrants to purchase up to 522,576 shares of common stock of FGHI at an exercise price of $6.36 per share.
On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for installment funding under a second Payroll Support Program (“PSP2”), under which the Company received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which has been received as of June 30, 2021. During the three and six months ended June 30, 2021, the Company recognized $18 million and the full $143 million, respectively, net of deferred financing costs within CARES Act credits in the Company’s condensed consolidated statements of operations. In conjunction with the PSP2 Promissory Note, the Company issued to the Treasury warrants to purchase up to 157,313 shares of common stock of FGHI at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, the Company entered into an agreement with the Treasury for installment funding under a third Payroll Support Program (“PSP3”), under which the Company received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which has been received as of June 30, 2021. Of the $135 million received under the PSP3 Grant during three months ended June 30, 2021, $63 million was recognized within CARES Act credits in the Company’s condensed consolidated statements of operations, and the remaining $72 million was deferred within other current liabilities on the Company’s condensed consolidated balance sheet. In conjunction with the PSP3 Promissory Note, the Company issued to the Treasury warrants to purchase up to 79,961 shares of common stock of FGHI at an exercise price of $18.85 per share.
On September 28, 2020, the Company entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to purchase up to 2,358,090 shares of common stock of FGHI at an exercise price of $6.36 per share. As of June 30, 2021 and December 31, 2020, the Company had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
In connection with the Company’s participation in the PSP, PSP2, PSP3 and the Treasury Loan, the Company has been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until the later of September 30, 2022 or one year after the Treasury Loan is repaid;
•Requirements to maintain certain levels of scheduled services through March 31, 2022 (including to destinations where there may currently be significantly reduced or no demand);
•A prohibition on involuntary terminations or furloughs of employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2021;
•A prohibition on reducing the salary, wages or benefits of employees (other than executive officers or independent contractors, or as otherwise permitted under the terms of the PSP, PSP2 and PSP3) through September 30, 2021;
•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until the later of April 1, 2023 or one year after the Treasury Loan is repaid;
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping requirements.
As outlined above, as part of the PSP Promissory Note, the PSP2 Promissory Note, the PSP3 Promissory Note (collectively, the “PSP Promissory Notes”) and the Treasury Loan, and pursuant to the stipulations set forth within the CARES Act, the Company issued to the Treasury warrants to purchase shares of common stock of FGHI, which have a five-year term and are settled in cash or shares at the election of the Company. The warrants do not have any voting rights and are freely transferable, with registration rights. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of the loan. These awards were originally classified as liability-based awards within other current liabilities on the condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense given the Company only had the option of settling in cash before being publicly traded. As a result of the IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the condensed consolidated balance sheet. Subsequent warrants issued after the IPO date were recorded at fair value as a reduction to the related debt they were issued with and recorded to additional paid-in capital on the condensed consolidated balance sheet. During the three and six months ended June 30, 2021, the Company recorded $2 million and $22 million, respectively, in mark to market adjustments within interest expense in the Company’s condensed consolidated statements of operations, and had no mark to market adjustments in the corresponding periods of the prior year. As of June 30, 2021, the value of warrants recorded within additional paid-in-capital within the Company’s condensed consolidated balance sheet was $43 million.
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. The ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. As a result of the increase in revenues during the second quarter of 2021, the Company will no longer be eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the three and six months ended June 30, 2021 and 2020, the Company recognized $6 million, $17 million, $5 million and $5 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in the Company’s condensed consolidated statements of operations and other current assets on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Income Taxes
The Company's effective tax rate for the six months ended June 30, 2021 was a benefit of 27.3%, compared to a benefit of 51.5% for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 is higher than the statutory rate primarily due to the impact of permanent book to tax differences on the Company’s annual estimated tax rate and excess tax benefits associated with the Company’s stock-based compensation arrangements, partly offset by the impact of the non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of the Company’s participation in the PSP, PSP2, PSP3, and the Treasury Loan. The effective tax rate for the six months ended June 30, 2020 was favorably impacted the CARES Act benefit that allowed the 2020 net operating loss to be carried back to tax years in which a federal 35% tax rate applied, resulting in a 14% permanent rate benefit. In addition, the prior year rate was also favorably impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described further in Note 9. The resulting effective tax rates for the three months ended June 30, 2021 and 2020 reflect the updates made to the annual estimated effective tax rates for 2021 and 2020, respectively, and the impact from the discrete items.

3. Revenue Recognition
As of December 31, 2020, the Company’s air traffic liability balance was $135 million. During the six months ended June 30, 2021, 56% of the air traffic liability as of December 31, 2020 has been recognized as passenger revenue. As of June 30, 2021, the Company’s current air traffic liability is $334 million, of which $55 million is related to customer rights to book future travel, which generally expire 12 months after issuance if not redeemed by the passenger. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers.
During the three and six months ended June 30, 2021 and 2020, the Company recognized $7 million, $17 million, $82 million and $91 million of revenue, respectively, within passenger revenue within the condensed consolidated statements of operations, primarily related to expected and actual expiration of customer rights to book future travel.
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
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Passenger revenues:
Fare	$214	$124	$314	$343
Non-fare passenger revenues:
Baggage	123	17	190	126
Service fees	142	30	204	171
Seat selection	47	6	71	49
Other	10	8	19	24
Total non-fare passenger revenue	322	61	484	370
Total passenger revenues	536	185	798	713
Other revenues	14	9	23	25
Total operating revenues	$550	$194	$821	$738

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$522	$194	$781	$694
Latin America	28	—	40	44
Total operating revenues	$550	$194	$821	$738

During the three and six months ended June 30, 2021 and 2020, no revenue from any one foreign country represented greater than 5% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

4. Other Current Assets
Other current assets consist of the following (in millions):

	June 30, 2021	December 31, 2020
Prepaid expenses	$21	$24
Income tax receivable	161	161
Passenger and other taxes receivable	15	26
Other	25	15
Total other current assets	$222	$226

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
Additionally, the Company is exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine-year swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the three and six months ended June 30, 2021, the Company did not enter into any swaps and during the three and six months ended June 30, 2020, the Company paid no upfront premiums and $4 million, respectively, for the option to enter into and exercise cash settled swaps with a forward starting effective date.
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
In March 2020, the Company determined that it was no longer probable that estimated future fuel consumption for gallons subjected to fuel hedges would occur, primarily related to second quarter 2020 settled trades as the Company reduced scheduled flights as a result of the decline in customer demand from the COVID-19 pandemic, and, therefore, the Company was required to de-designate certain fuel hedges associated with estimated future

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
consumption declines. The impacts of the de-designation in the Company’s results of operations are reflected in the table below.
As of June 30, 2021, the Company had no fuel cash flow hedges outstanding, and the Company has hedged the interest rate exposure on $41 million of total aircraft rent payments for one aircraft to be delivered by the end of 2021.
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
The assets and liabilities associated with the Company’s fuel and interest rate derivative instruments are presented on a gross basis and include upfront premiums paid. These are recorded as a component of other current assets and other current liabilities on the Company’s condensed consolidated balance sheets and, as of June 30, 2021 and December 31, 2020, were less than $1 million.
The following table summarizes the effect of fuel and interest rate derivative instruments reflected in aircraft fuel and rent expense, respectively, in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Losses on fuel derivative contracts	$—	$—	$—	$(13)

Derivatives not designated as cash flow hedges
Gains/(losses) on fuel derivative contracts	$—	$1	$—	$(55)

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments in the condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Fuel derivative contract gains (losses) – net of tax impact	$—	$1	$—	$(25)
Fuel derivative losses reclassified to earnings due to de-designation – net of tax impact	—	2	—	11
Interest rate derivative contract losses – net of tax impact	—	(1)	—	(10)
Amortization of swaption cash flow hedges, net of tax	1	—	1	—
Total	$1	$2	$1	$(24)

As of June 30, 2021, $10 million is included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the condensed consolidated statements of operations over the aircraft lease term of the hedging instrument.

6. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	June 30, 2021	December 31, 2020
Salaries, wages and benefits	$92	$97
Current portion of phantom equity units (Note 9)	26	—
Station obligations	59	33
Leased aircraft return costs	14	20
Aircraft maintenance	31	22
Passenger and other taxes and fees payable	88	41
Fuel liabilities	19	6
CARES Act payroll grant, net	72	—
Warrant liability	—	18
Other current liabilities	37	30
Total other current liabilities	$438	$267

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
7. Debt
The Company’s debt obligations are as follows (in millions):

	June 30, 2021	December 31, 2020
Secured debt:
Pre-delivery credit facility(1)	$124	$141
Floating rate building note(2)	18	18
Treasury Loan(3)	150	150
Unsecured debt:
Affinity card advance purchase of mileage credits(4)	15	15
PSP Promissory Notes(5)	66	33
Total debt	373	357
Less current maturities of long-term debt, net	(88)	(101)
Less long-term debt acquisition costs and other discounts	(10)	(9)
Long-term debt, net	$275	$247
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
Interest is paid every 90 days based on a three-month LIBOR plus a margin for each individual tranche. The PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence with the last scheduled delivery of aircraft contemplated in the PDP Financing Facility expected to be in the fourth quarter of 2023.
(2)Represents a note with National Bank of Arizona related to the Company’s headquarters building. Under the terms of the agreement, the Company will repay outstanding principal balance in quarterly payments beginning in January 2022 until the maturity date in December 2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month LIBOR plus a margin is payable monthly.
(3)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million, for which the right to draw any further funds lapsed as of May 2021. The Treasury Loan has a five-year term and includes an annual interest rate based on adjusted LIBOR plus 2.5%. The Company did not draw any further funds from its Treasury Loan facility during the three and six months ended June 30, 2021. The loan can be prepaid at par at any time without incurring a penalty. The Treasury Loan is collateralized by the Company’s co-branded credit card arrangement and related assets. As part of any funding under the loan program, the Company is required to comply with the relevant provisions of the CARES Act, which will apply until one year after the loan is repaid in full. In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and are settled in cash or shares, at the election of the Company, upon notice from the Treasury. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of the loan.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(5)On April 30, 2020, the Company executed the PSP Promissory Note with the Treasury as part of the original payroll support program from which the Company received a $33 million unsecured 10-year, low-interest loan. Subsequently, the Company entered into a second PSP agreement with the Treasury in January 2021 and a third PSP agreement with the Treasury in April 2021, from which the Company received an additional $18 million and $15 million, respectively, of proceeds with the same terms as the original PSP Promissory Note. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. The loans can be prepaid at par any time without incurring a penalty. In conjunction with the PSP Promissory Notes, the Company issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and are settled in cash or shares, at the election of the Company, upon notice from the Treasury. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of the loan.

Cash payments for interest related to debt was $2 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by restricted cash and as of June 30, 2021 and December 31, 2020, the Company did not have any outstanding letters of credit that were drawn upon.
As of June 30, 2021, future maturities of debt are payable as follows (in millions):

June 30, 2021
Remainder of 2021	$42
2022	77
2023	23
2024	—
2025	150
Thereafter	81
Total debt principal payments	$373

8. Operating Leases
The Company leases property and equipment under operating leases. For leases with initial terms greater than 12 months, the related asset and obligation is recorded at the present value of lease payments over the term. Some leases include rental escalation clauses, renewal options, termination options, and/or other items that cause variability that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts, except for certain flight training equipment, for which consideration is allocated between lease and non-lease components.
Aircraft
As of June 30, 2021, the Company leased 109 aircraft, all of which are under operating leases with remaining terms ranging from three months to 12 years. In addition, as of June 30, 2021, the Company leased 17 spare engines, which are all under operating leases. As of June 30, 2021, the remaining terms for engines included within right-of-use asset and lease liability range from two months to 12 years.
During the three and six months ended June 30, 2021 and 2020, the Company executed sale-leaseback transactions with third-party lessors for five, eight, zero and three new Airbus A320 family aircraft, respectively. Additionally, the Company completed a sale-leaseback transaction for zero and one engine during the three and six months ended June 30, 2021, respectively, and did not complete any sale-leaseback transactions for engines during the three and six months ended June 30, 2020. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $21 million, $36 million, $2 million and $19 million during the three and six months ended June 30, 2021 and 2020,

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
respectively, which are included as a component of other operating expenses within the condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, the Company acquired, through new operating leases, aircraft and engines totaling $302 million and $96 million, respectively, which are included in operating lease right-of-use assets on the condensed consolidated balance sheets.
In March 2020, the Company entered into two amendments with one lessor that were treated as one combined contract. One amendment extended the remaining lease terms on two aircraft from three to five years. The other included the return of $17 million in previously unrecoverable maintenance reserves for two aircraft. The remaining unamortized amount is included within the Company’s right-of-use assets as a lessor incentive as of June 30, 2021, as it was negotiated as a combined contract.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft that were previously owned by the Company. Of the four A319 aircraft originally slated to be returned in December 2021, two were returned during the second quarter of 2021, one was returned in July 2021 and the other is scheduled to be returned later in the third quarter of 2021, while the two A320 aircraft are to be returned at their originally agreed upon return dates in December 2021. The early returns of these aircraft will retire the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $5 million and $9 million charge included as a component of rent expense within the condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively, related to the accelerated rent and lease return obligations of the A319 aircraft returned early.
Aircraft Rent Expense and Maintenance Obligations
During the three and six months ended June 30, 2021 and 2020, aircraft rent expense was $133 million, $271 million, $48 million and $151 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed or are probable lease return condition obligations. During the three and six months ended June 30, 2021, supplemental rent expense for maintenance-related reserves that were deemed non-recoverable totaled less than $1 million and $1 million, respectively, and $1 million for each of the three and six months ended June 30, 2020. The portion of supplemental rent expense related to probable lease return condition obligations was $11 million, $25 million, $6 million and $10 million for three and six months ended June 30, 2021 and 2020, respectively.
Additionally, certain of the Company’s aircraft and spare engine lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of June 30, 2021 and December 31, 2020, the Company had aircraft maintenance deposits that are expected to be recoverable of $98 million and $82 million, respectively, on its condensed consolidated balance sheets of which $8 million and less than $1 million, respectively, are included in accounts receivable, net as the eligible maintenance has been performed. The remaining $90 million and $82 million are included within aircraft maintenance deposits on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of June 30, 2021, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be approximately $2 million for the remainder of 2021 and $3 million per year for the years 2022 through 2025 and $11 million thereafter before consideration of reimbursements.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 120 airports that are served and are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
terminals, ticket counters, office space, cargo warehouses and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of June 30, 2021, the remaining lease terms vary from one month to twelve years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the condensed consolidated balance sheets as a right-of-use asset and lease liability.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to eight years as of June 30, 2021.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the condensed consolidated statements of operations. These deferrals changed operating cash flows and impacted the Company’s results of operations by an unfavorable $9 million and an unfavorable $20 million for the three and six months ended June 30, 2021, respectively. These deferrals included a $10 million unfavorable and $29 million unfavorable impact to aircraft rent and a $1 million favorable and $9 million favorable impact to station operations, respectively, resulting from additional deferrals granted, which will be recognized throughout the rest of 2021 and future years as such amounts are paid. The impact of the deferrals on the comparable prior year periods was a favorable $72 million to operating cash flows for each of the three and six months ended June 30, 2020, which included a $57 million favorable impact to aircraft rent and a $15 million favorable impact to station operations, for the three and six months ended June 30, 2020, respectively.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost(1)	$134	$45	$241	$143
Variable lease cost(1)	87	16	152	61
Total lease costs	$221	$61	$393	$204
______________
(1)    Expenses are included within aircraft rent, station operations, maintenance materials and repairs and other operating in the Company’s condensed consolidated statements of operations.

During the three and six months ended June 30, 2021 and 2020, the Company paid cash of $115 million, $223 million, $45 million and $144 million, respectively, for amounts included in the measurement of lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
9. Stock-Based Compensation and Stockholders’ Equity
During the three and six months ended June 30, 2021 and 2020, the Company recognized $2 million, $5 million, $2 million and $4 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the condensed consolidated statements of operations.
Stock Options and Restricted Awards
In April 2014, FGHI approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock are reserved for issuance. Concurrently with the Company’s IPO on April 1, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock, as well as the 11 million issued awards from the 2014 Plan that are still outstanding plus any subsequently forfeited awards or awards that lapse unexercised after April 1, 2021, to be available for future issuances of stock-based compensation awards to be granted to members of the Board of Directors and certain employees and consultants. Additionally, shares available for issuance under the 2021 Plan will be subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s Board of Directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options.
There were no options granted during the six months ended June 30, 2021 and 2020. In connection with the Company’s IPO, 640,121 vested stock options were exercised with a weighted average stock price of $0.64 per share during the six months ended June 30, 2021. The weighted average exercise price of outstanding options as of June 30, 2021 was $2.02 per share.
During the six months ended June 30, 2021, 779,614 restricted stock units were issued with a weighted average grant date fair value of $14.57 per share and an aggregate fair value of $11 million. Additionally, during the six months ended June 30, 2021, the Company withheld 154,505 restricted stock units with a weighted average grant date fair value of $11.12 per share to cover employee taxes upon award vesting.
Liability-Classified Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure in connection with the acquisition by FGHI (see Note 1), an agreement was reached to amend and restate a phantom equity agreement that was in place with Frontier prior to the acquisition. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed by Frontier in June 2011, (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2019, the final associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in the first quarter of 2022 and, as such, is presented within other long-term liabilities and other current liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021, respectively.
Stockholders’ Equity
As of June 30, 2021, the Company has authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000, respectively, of which only common stock (voting) were issued and outstanding. As of December 31, 2020, the Company had authorized common stock (voting),

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
common stock (non-voting) and preferred stock of 456,000,000, 76,000,000 and 1,000,000, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.

10. Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2021, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2021	5	—	5	1
2022	9	5	14	5
2023	—	19	19	2
2024	—	19	19	2
2025	17	8	25	3
Thereafter	50	16	66	9
Total	81	67	148	22
During December 2017, the Company entered into an amendment to the previously existing master purchase agreement with Airbus. Pursuant to this amendment and subsequent amendments, the Company has a commitment to purchase an incremental 67 A320neo and 67 A321neo aircraft (“incremental aircraft”) which were originally scheduled to be delivered through 2026, further extended through 2028. The Company, at its option, has the right to convert 18 A320neo aircraft to A321XLR aircraft. The conversion right is not reflected in the table above. The Company’s agreements with Airbus provide for, among other things, varying purchase incentives, which have been allocated proportionally and are accounted for as an offsetting reduction to the cost of the backlog aircraft and incremental aircraft. As a result, cash paid for backlog aircraft will be more than the associated capitalized cost of the aircraft and results in the recognition of a deferred purchase incentive within other assets on the condensed consolidated balance sheets, which will ultimately be offset by the lower cash payments in connection with the purchase of the incremental aircraft.
During July 2021, the Company signed a letter of intent with two of its leasing partners to add ten additional A321 aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. These aircraft are not reflected in the table above.
As of June 30, 2021, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $264 million for the remainder of 2021, $777 million in 2022, $1,095 million in 2023, $1,144 million in 2024, $1,423 million in 2025 and $3,909 million thereafter.
Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on the Company’s refund practices

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
on Frontier initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. The Company is fully cooperating with the DOT request and the review of this matter is still in process.
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

Employees
The Company has seven union-represented employee groups that together represent approximately 87% of all employees at June 30, 2021. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of June 30, 2021:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	June 30, 2021
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	52%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	March 2024	2%
Aircraft Appearance	IBT	October 2023	1%
Material Specialists	IBT	March 2022	<1%
Dispatchers	Transport Workers Union (TWU)	December 2021	<1%
Maintenance Control	IBT	October 2023	1%

The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5 million and $4 million for health care claims estimated to be incurred but not yet paid as of June 30, 2021 and December 31, 2020, respectively, which is included as a component of other current liabilities on the condensed consolidated balance sheets.
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
Certain of these indemnities survive the length of the related financing or lease. The Company cannot reasonably estimate the potential future payments under the indemnities and related provisions described above because it cannot predict (i) when and under what circumstances these provisions may be triggered, and (ii) the amount that would be payable if the provisions were triggered because the amounts would be based on facts and circumstances existing at such time.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
11. Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed pursuant to the two-class method. Under the two-class method, the Company attributes net income to common stock and other participating rights (including those with vested share-based awards). Basic net earnings (loss) per share is calculated by taking net income, less earnings allocated to participating rights, divided by the basic weighted average common stock outstanding. Diluted net earnings (loss) per share is calculated using the more dilutive of the treasury-stock method and the two-class method. The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$19	$17	$(72)	$(47)
Less: net income attributable to participating rights	(1)	(1)	—	—
Net income (loss) attributable to common stockholders	$18	$16	$(72)	$(47)
Weighted average common shares outstanding, basic	214,337,723	199,211,884	206,951,248	199,199,572
Net earnings (loss) per share, basic	$0.08	$0.08	$(0.35)	$(0.23)
Diluted:
Net income (loss)	$19	$17	$(72)	$(47)
Less: net income attributable to participating rights	(1)	(1)	—	—
Net income (loss) attributable to common stockholders	$18	$16	$(72)	$(47)
Weighted average common shares outstanding, basic	214,337,723	199,211,884	206,951,248	199,199,572
Effect of dilutive potential common shares	1,548,787	78,698	—	—
Weighted average common shares outstanding, diluted	215,886,510	199,290,582	206,951,248	199,199,572
Net earnings (loss) per share, diluted	$0.08	$0.08	$(0.35)	$(0.23)
Due to the net loss for the six months ended June 30, 2021 and 2020, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive. Approximately 2,010,070 and 1,909,733 shares were excluded from the computation of diluted shares for the three months ended June 30, 2021 and 2020, respectively, as their impact would have been anti-dilutive.

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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents as of June 30, 2021 and December 31, 2020 were comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Within restricted cash, the Company also maintains certificates of deposit that secure certain letters of credit issued for workers’ compensation claim reserves and certain airport authorities. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value.
Warrants
The estimated fair value of the warrants issued in conjunction with the loans from the CARES Act, described in Note 2, was previously determined to be Level 3 measurement as of December 31, 2020. As a result of the Company’s IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the condensed consolidated balance sheet. Subsequent warrants issued after the IPO date were recorded at fair value as a reduction to the related debt they were issued with and recorded to additional paid-in capital on the condensed consolidated balance sheet. As the warrants issued under the CARES Act will no longer be subject to recurring fair value measurements, they have been excluded from the table below as of June 30, 2021.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$124	$125	$141	$139
Floating rate building note	18	18	18	18
Treasury Loan	150	154	150	148
Unsecured debt:
Affinity card advance purchase of mileage credits	15	14	15	11
PSP Promissory Note	66	55	33	25
Total debt	$373	$366	$357	$341

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$936	$936	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$378	$378	$—	$—
Warrants	$18	$—	$—	$18
The Company had no transfers of assets or liabilities between December 31, 2020 and June 30, 2021, other than the warrants discussed above.

13. Related Parties
Management Services
The Company pays a quarterly fee to Indigo Partners, LLC (“Indigo Partners”) for management services, plus expense reimbursements and the annual fees of each member of the Company’s board of directors that is affiliated with Indigo Partners. Indigo Partners manages an investment fund that is the controlling stockholder in FGHI. The Company paid Indigo Partners less than $1 million for the three months ended June 30, 2021, and $1 million for each of the six months ended June 30, 2021 and the three and six months ended June 30, 2020, for management fees, expense reimbursements and director compensation.
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
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of COVID-19, along with government mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on our business and results of operations for the three and six months ended June 30, 2021 and the comparable prior year periods. Although we have seen significant recovery of demand through the quarter ended June 30, 2021, we are unable to predict the future spread of COVID-19, including future variants of the virus including the most recent Delta variant, as well as efficacy and adherence rates of vaccines and the resulting measures that may be introduced by governments or other parties and what impact they may have on the demand for air travel. The impact of the Delta variant on bookings, which we believe is negative, and the duration of that impact, are difficult to isolate or predict. We are closely monitoring the impact of the Delta variant and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to the Delta variant.
Beginning in December 2020, the Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. As the vaccines continue to be distributed, administered and made available to a broader range of the population, confidence in travel has increased, particularly in the domestic leisure market on which our business is focused. While we have experienced a 72% increase in passenger volumes as well as a meaningful increase in bookings during the quarter ended June 30, 2021, as compared to the first quarter of 2021, we continue to closely monitor the COVID-19 pandemic and the need to adjust capacity and deploy other operational and cost-control measures as necessary to preserve short-term liquidity needs and ensure long-term viability of our business. Any anticipated adjustments to capacity and other cost-savings initiatives implemented by us may vary from actual demand and capacity needs. We continue to focus on positioning the airline to be an industry leader in the recovery from the COVID-19 pandemic and, during the three months ended June 30, 2021, we returned all of our aircraft and employees into service across all of our stations.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020, and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders and, on April 30, 2020, we reached an agreement with the U.S. Department of the Treasury (the “Treasury”) under the first Payroll Support Program (“PSP”), under which we received $211 million of installment funding comprised of a $178 million grant (the “PSP Grant”) for payroll support for the period from April 2020 through September 30, 2020, and a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”), all of which was received as of December 31, 2020. In conjunction with the PSP Promissory Note, we issued to the Treasury warrants to purchase up to 522,576 shares of our common stock at an exercise price of $6.36 per share.
On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, we entered into an agreement with the Treasury for installment funding under a second Payroll Support Program (“PSP2”), under which we received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which has been received as of June 30, 2021. In conjunction with the PSP2 Promissory Note, we issued to the Treasury warrants to purchase up to 157,313 shares of our common stock at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, we entered into an agreement with the Treasury for installment funding under a third Payroll Support Program (“PSP3”), under which we received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which has been received as of June 30, 2021. In conjunction with the PSP3 Promissory Note, we issued to the Treasury warrants to purchase up to 79,961 shares of our common stock at an exercise price of $18.85 per share.
On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). In conjunction with the Treasury Loan, we issued to the Treasury warrants to purchase up to 2,358,090 shares of our common stock at an exercise price of $6.36 per share. As of June 30, 2021 and December 31, 2020, we had borrowed $150 million under the Treasury Loan for which the right to draw any further funds lapsed in May 2021.
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we have been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until the later of September 30, 2022 or one year after the Treasury Loan is repaid;
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

•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until the later of April 1, 2023 or one year after the Treasury Loan is repaid;
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping.
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. The ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. As a result of the increase in our revenues during the second quarter of 2021, we will no longer be eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the three and six months ended June 30, 2021 and 2020, we recognized $6 million, $17 million, $5 million and $5 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in our condensed consolidated statements of operations and other current assets on our condensed consolidated balance sheets.
Initial Public Offering
On March 31, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the NASDAQ Global Select Market on April 1, 2021 under the symbol “ULCC”. We completed our IPO on April 6, 2021 at an offering price of $19.00 per share. We issued and sold 15 million shares of common stock and our selling stockholders sold 15 million shares of common stock in the IPO. The underwriters were granted an over-allotment option to purchase up to 4.5 million additional shares of common stock from the selling shareholders, at the IPO price of $19.00 per share, less the underwriting discount, for 30 days from the date of the prospectus, which was exercised in full in April 2021. We did not receive any of the proceeds from the sale of shares by our selling stockholders. In April 2021, we received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO.

Cash Management and Liquidity
As a result of the measures we have taken to reduce costs and manage liquidity as outlined above, we believe our financial position and available liquidity as of the date of this report will enable us to continue to navigate through any short-term demand declines and that we are well positioned to recover as the demand for air travel continues to increase. As of June 30, 2021, we had $936 million of total available liquidity. We also have a current income tax receivable of $161 million primarily resulting from our net operating losses generated during 2020. We continue to monitor the impacts of the COVID-19 pandemic on our operations and financial condition and believe that our plans intended to mitigate these conditions and events will help alleviate liquidity risks presented.

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total operating revenues for the second quarter of 2021 totaled $550 million, an increase of 184 percent compared to the second quarter of 2020 as the recovery from the COVID-19 pandemic strengthened for leisure travel. We had 81 percent more average aircraft in service during the second quarter of 2021 as compared to the corresponding prior year period, with average daily aircraft utilization recovering to over 10 hours per day. Our fleet operated at an 80 percent load factor during the second quarter of 2021, as compared to 54 percent in the corresponding prior year period. Further improvement is expected to the utilization and load factor levels achieved in the comparable pre-COVID quarter in 2019, as the recovery from the COVID-19 pandemic continues. Our capacity during the quarter totaled 6,934 million ASMs, which was 348% higher than the second quarter of 2020, and exceeded the 6,877 million ASMs achieved in the comparable pre-COVID quarter in 2019.
Total operating expenses for the second quarter of 2021 totaled $532 million, including $87 million of CARES Act credits and $6 million of early lease termination costs. We incurred $139 million of fuel expenses at an average cost per gallon of $2.03, as compared to $15 million of fuel expenses at an average cost per gallon of $1.06 in the corresponding prior year period, with the $124 million increase in fuel expense driven by the 391% increase in fuel consumption associated with the 348% increase in our capacity and the 92% increase in fuel rates. Our non-fuel expenses increased by 127%, driven primarily by higher capacity and the resulting increase in operations. In addition, we experienced an increase in aircraft rent and station operations expenses due to the unfavorable recognition of $9 million in vendor deferrals from 2020, during the three months ended June 30, 2021, as compared to a favorable $72 million in deferred expenses during the three months ended June 30, 2020, in addition to costs related to early termination of the leases related to our remaining A319 aircraft during the three months ended June 30, 2021, as compared to the corresponding prior year period. CASM (excluding fuel) decreased by 49% from 11.22¢ for the three months ended June 30, 2020 to 5.67¢ for the three months ended June 30, 2021, due to the increase in capacity and the fixed nature of certain operating costs such as aircraft rent. Adjusted CASM (excluding fuel), which excludes the impact of the CARES Act credits and early lease termination costs for the remaining A319 aircraft, decreased from 17.11¢ during the three months ended June 30, 2020, to 6.84¢ during the three months ended June 30, 2021. As the recovery from the COVID-19 pandemic continues to unfold and utilization levels normalize, the resulting capacity benefit on our fleet, which had 26% more aircraft in service in the second quarter of 2021 as compared to the comparable quarter in 2019, is expected to favorably impact our Adjusted CASM (excluding fuel).
We generated net income of $19 million during the three months ended June 30, 2021 and a net income of $17 million during the three months ended June 30, 2020. Our results for the three months ended June 30, 2021 include CARES Act credits and other charges that reduced our operating expenses by $81 million, including $87 million related to funding recognized from the PSP2 and PSP3 Grants and the recognition of CARES Employee Retention Credits, offset by $6 million in costs incurred with the early termination of our A319 leased aircraft. Additionally, our net income for the three months ended June 30, 2021 includes a charge of $2 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the Treasury Loan and PSP Promissory Notes prior to our reclassification of the warrants to equity based awards as a result of our IPO. Our results for the three months ended June 30, 2020 include certain items that reduced our operating expenses by $96 million, including $91 million related to funding recognized from the PSP Grant and the recognition of CARES Employee Retention Credits and $5 million resulting from favorable mark to market adjustments on certain derivative contracts de-designated during the first quarter of 2020 as a result of the estimated future fuel consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic. Excluding these credits and charges and the related tax benefit of $10 million and $42 million for the three months ended June 30, 2021 and 2020, respectively, our adjusted net loss was $50 million for the three months ended June 30, 2021, as compared to $37 million for the comparable prior year period.

Operating Revenues

	Three Months Ended June 30,
	2021	2020	Change
Operating revenues ($ in millions):
Passenger	$536	$185	$351		190%
Other	14	9	5		56%
Total operating revenues	$550	$194	$356		184%

Operating statistics:
Available seat miles (ASMs) (millions)	6,934	1,549	5,385		348%
Revenue passenger miles (millions)	5,544	841	4,703		559%
Average stage length (statute miles)	966	922	44		5%
Load factor (%)	80.0%	54.3%	25.7	pts	N/A
Total revenue per available seat mile (RASM) (¢)	7.92	12.55	(4.63)		(37)%
Total revenue per passenger ($)	98.06	223.63	(125.57)		(56)%
Passengers (thousands)	5,602	868	4,734		545%
Total operating revenue increased $356 million, or 184%, during the three months ended June 30, 2021, as compared to the corresponding prior year period, as the demand has strengthened for leisure travel as COVID-19 cases declined and vaccination rates increased. The increased demand is reflected by the increases in our capacity, as measured by ASMs, which increased by 348%, as well as our load factors which increased from 54.3% to 80.0%. Additionally, our RASM and total revenue per passenger were lower during the three months ended June 30, 2021 due primarily to the decrease in expected and actual expiration of customer rights to book future travel recognized in 2021 as compared to the corresponding prior year period.

Operating Expenses

	Three Months Ended June 30,				Cost per ASM
	2021	2020	Change		2021		2020		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$139	$15	$124	827%	2.01	¢	0.95	¢	112%
Salaries, wages and benefits	154	130	24	18%	2.22		8.39		(74)%
Aircraft rent	133	48	85	177%	1.92		3.10		(38)%
Station operations	107	23	84	365%	1.54		1.48		4%
Sales and marketing	30	15	15	100%	0.43		0.97		(56)%
Maintenance materials and repairs	27	16	11	69%	0.39		1.03		(62)%
Depreciation and amortization	10	7	3	43%	0.14		0.45		(69)%
CARES Act credits	(87)	(91)	4	4%	(1.25)		(5.89)		79%
Other operating expenses	19	25	(6)	(24)%	0.28		1.69		(83)%
Total operating expenses	$532	$188	$344	183%	7.68	¢	12.17	¢	(37)%

Operating statistics:
Available seat miles (ASMs) (millions)	6,934	1,549	5,385	348%
Average stage length (statute miles)	966	922	44	5%
Departures	37,126	9,038	28,088	311%
CASM (excluding fuel) (¢)	5.67	11.22	(5.55)	(49)%
Adjusted CASM (excluding fuel) (¢)	6.84	17.11	(10.27)	(60)%
Fuel cost per gallon ($)	2.03	1.06	0.97	92%
Fuel gallons consumed (thousands)	68,564	13,970	54,594	391%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.

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

	Three Months Ended June 30,
	2021		2020
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		7.68		12.17
Aircraft fuel	(139)	(2.01)	(15)	(0.95)
CASM (excluding fuel)		5.67		11.22
Early lease termination costs(b)	(6)	(0.08)	—	—
Cares Act – grant amortization and employee retention credits(c)	87	1.25	91	5.89
Adjusted CASM (excluding fuel)		6.84		17.11
Aircraft fuel	139	2.01	15	0.95
Derivative de-designation and mark to market adjustment(d)	—	—	5	0.30
Adjusted CASM		8.85		18.36
Net interest expense (income)	4	0.05	—	0.01
CARES Act – mark to market impact for warrants(e)	(2)	(0.03)	—	—
Adjusted CASM + net interest		8.87		18.37

CASM		7.68		12.17
Net interest expense (income)	4	0.05	—	0.01
CASM + net interest		7.73		12.18
__________________
(a)Figures may not recalculate due to rounding.
(b)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned or are scheduled to return during the second and third quarters of 2021. During the three months ended June 30, 2021, we incurred $5 million in aircraft rent costs and $1 million in depreciation relating to the acceleration and resulting changes to our lease return obligations.
(c)Represents the recognition of $81 million of the grant funding received from the Treasury for payroll support from April 2021 through June 2021 as part of the PSP2 and PSP3 Agreements under the CARES Act along with $6 million of CARES Employee Retention Credits.
(d)Due to the significant reduction in demand resulting from the COVID-19 pandemic, our future anticipated consumption of fuel dropped significantly and we therefore de-designated hedge accounting in March 2020 on the derivative positions where the future consumption was not deemed probable, which primarily related to our written put options on our costless collars. The $5 million benefit represents the mark to market impact during the three months ended June 30, 2020 on the de-designated quantities where consumption was not deemed probable.
(e)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of the IPO and the resulting reclassification of warrants from liability based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants.

Aircraft Fuel. Aircraft fuel expense increased by $124 million, or 827%, during the three months ended June 30, 2021, as compared to the corresponding prior year period. The increase was primarily due to a 92% increase in fuel rates and a 391% increase in fuel gallons consumed due to the increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $24 million, or 18%, during the three months ended June 30, 2021, as compared to the corresponding prior year period. As we did not reduce headcount during either period in accordance with the provisions of the CARES Act, the increase was primarily due to increased crew labor costs caused by higher rates and credit hours as a result of more capacity for the three months ended June 30, 2021, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $85 million, or 177%, during the three months ended June 30, 2021, as compared to the corresponding prior year period. This increase is primarily due to the unfavorable recognition of $10 million in vendor deferrals we benefited from in 2020 that were paid during the three months ended June 30, 2021, as compared to a favorable $57 million in deferred expenses during the comparable prior year period. Further increases were due to the impact of a larger fleet during the three months ended June 30, 2021, as compared to the corresponding prior year period, and $5 million in costs incurred during the three months ended June 30, 2021 associated with the buyout and early termination of the leases related to our remaining A319 aircraft.

Station Operations. Station operations expense increased by $84 million, or 365%, during the three months ended June 30, 2021, as compared to the corresponding prior year period, due to a 311% increase in departures as demand has begun to recover from the COVID-19 pandemic and a $14 million net unfavorable recognition of payment deferrals quarter over quarter related to certain leases with our airport facilities that we benefited from in the prior year as we managed liquidity, particularly during the early stages of the COVID-19 pandemic.

Sales and Marketing. Sales and marketing expense increased by $15 million, or 100%, during the three months ended June 30, 2021, as compared to the corresponding prior year period due to higher credit card fees resulting from the 184% increase in revenue and an increase in booking fees due to greater volume as demand has begun to recover from the impacts of the COVID-19 pandemic. The following table presents our distribution channel mix:

	Three Months Ended June 30,
Distribution Channel	2021	2020	Change
Our website, mobile app and other direct channels	70%	84%	(14)	pts
Third-party channels	30%	16%	14	pts

Maintenance Materials and Repairs. Maintenance materials and repairs expense increased by $11 million, or 69%, during the three months ended June 30, 2021, as compared to the corresponding prior year period, primarily due to the 81% increase in aircraft in service as we returned all of our aircraft to operation during the quarter, as compared to the highly constrained capacity during the corresponding prior year period.
Depreciation and Amortization. Depreciation and amortization expense increased by $3 million, or 43%, during the three months ended June 30, 2021, as compared to the corresponding prior year period, due to an increase in heavy maintenance activity as a result of the increased capacity.
CARES Act Credits. CARES Act credits decreased by $4 million during the three months ended June 30, 2021, as compared to the corresponding prior year period. During the three months ended June 30, 2021, we recognized $81 million in PSP grant funding received from the Treasury under the PSP2 and PSP3 Agreements and $6 million in CARES Employee Retention Credits, as compared to $86 million in PSP grant funding and $5 million in CARES Employee Retention Credits recognized during the three months ended June 30, 2020.
Other Operating Expenses. Other operating expenses decreased by $6 million, or 24%, during the three months ended June 30, 2021, as compared to the prior year period. The decrease was driven primarily by a $19 million increase in gains recognized on sale leaseback transactions as we took five deliveries during the three months ended June 30, 2021, as compared to none in the prior year period, partially offset by a $9 million increase in travel expenses relating to crew accommodations due to increased capacity as demand has begun to recover from the COVID-19 pandemic.
Other Income (Expense). We incurred $4 million in other expenses during the three months ended June 30, 2021, as compared to less than $1 million during the three months ended June 30, 2020, primarily due to $2 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan, in addition to a decrease in capitalized interest income related to lower aircraft deposits.
Income Taxes. Our effective tax rate reflected a 35.7% income tax benefit during the three months ended June 30, 2021, as compared to 183.3% of income tax benefit during the corresponding prior year period as a result of the update of our annual estimated effective tax rate as of the end of the respective periods. The effective tax rate for the three months ended June 30, 2021 includes the non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of our participation in the PSP, PSP2, PSP3, and the Treasury Loan and excess tax benefits associated with our stock-based compensation arrangements. The effective tax rate for the three months ended June 30, 2020 includes the CARES Act benefit that enabled the 2020 net operating loss to be carried back to tax years in which a federal 35% tax rate applied, resulting in a 14% permanent rate benefit. In addition, the prior year rate was also favorably impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described further in Note 9.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Our capacity, as measured by ASMs, increased by 33% during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, and our total operating revenue increased by $83 million, or 11%, over the same period as the demand for leisure travel has begun to recover from the COVID-19 pandemic. Our total revenue per available seat mile decreased by 16%, from 8.50¢ to 7.12¢, during the six months ended June 30, 2021, as compared to the corresponding prior year period. Fuel expense was 2% higher during the six months ended June 30, 2021, as compared to the corresponding prior year period, primarily due to the 33% increase in fuel consumption, partially offset by a 24% decrease in fuel cost per gallon, which was primarily due to the $68 million in losses from fuel hedging during the six months ended June 30, 2020 compared to none in the six months ended June 30, 2021. Our non-fuel expenses increased by 9%, driven primarily by an increase in aircraft rent primarily related to a net $86 million unfavorable impact on vendor deferrals during the six months ended June 30, 2021, as compared to the corresponding prior year period, the impact of a larger fleet and costs related to early termination of the leases related to our remaining A319 aircraft. Additionally, our non-fuel expenses were higher due to increased capacity period over period. These increases in non-fuel expenses were partly offset by a $132 million increase in benefit from CARES Act credits. CASM (excluding fuel) decreased by 18%, from 7.13¢ for the six months ended June 30, 2020 to 5.83¢ for the six months ended June 30, 2021, on increased capacity, and Adjusted CASM (excluding fuel), which excludes the impact of the CARES Act credits and early lease termination costs for the remaining A319 aircraft, decreased from 8.10¢ to 7.68¢ from the six months ended June 30, 2020 to the six months ended June 30, 2021.
We generated a net loss of $72 million during the six months ended June 30, 2021 and a net loss of $47 million during the six months ended June 30, 2020, as a result of the significant reduction in demand beginning in March 2020 caused by the COVID-19 pandemic. Our results for the six months ended June 30, 2021 include CARES Act credits and other charges that reduced our operating expenses by $213 million, including $223 million related to funding recognized from the PSP2 and PSP3 Grants and the recognition of CARES Employee Retention Credits, offset by $10 million in costs incurred with the early termination of our A319 leased aircraft, and $22 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the Treasury Loan and PSP Promissory Notes. Our results for the six months ended June 30, 2020 include certain items that reduced our operating expenses by $33 million and include $91 million related to funding recognized from the PSP Grant and the recognition of CARES Employee Retention Credits, partly offset by $51 million in expenses resulting from the de-designation of certain derivative contracts as a result of the estimated future fuel consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic and the subsequent mark to market adjustments, and $7 million relating to a one-time write-off of deferred registration statement costs due to the uncertainty in the capital markets caused by the COVID-19 pandemic. Excluding these credits and charges and the related tax benefit of $40 million and $18 million for the six months ended June 30, 2021 and 2020, respectively, our adjusted net loss was $223 million for the six months ended June 30, 2021, as compared to $62 million for the comparable prior year period.
Operating Revenues

	Six Months Ended June 30,
	2021	2020	Change
Operating revenues ($ in millions):
Passenger	$798	$713	$85	12%
Other	23	25	(2)	(8)%
Total operating revenues	$821	$738	$83	11%

Operating statistics:
Available seat miles (millions)	11,526	8,689	2,837	33%
Revenue passenger miles (millions)	8,755	6,156	2,599	42%
Average stage length (statute miles)	969	1,022	(53)	(5)%
Load factor (%)	76.0%	70.9%	5.1 pts	N/A
Total revenue per available seat mile (RASM) (¢)	7.12	8.50	(1.38)	(16)%
Total revenue per passenger ($)	92.67	126.18	(33.51)	(27)%
Passengers (thousands)	8,855	5,850	3,005	51%
Total operating revenue increased $83 million, or 11%, during the six months ended June 30, 2021, as compared to the corresponding prior year period, as the demand has strengthened for leisure travel as COVID-19 cases declined following the vaccine rollout in the current year. Revenue was favorably impacted by the 33% capacity growth, as measured by ASMs, as well as the increase in our load factor from 70.9% during six months ended June 30, 2020 to 76.0% for the six months ended June 30, 2021. Additionally, our RASM and total revenue per passenger were lower during the six months ended June 30, 2021 due primarily to the decrease in expected and actual expiration of customer rights to book future travel recognized in 2021 as compared to the corresponding prior year period.

Operating Expenses

	Six Months Ended June 30,				Cost per ASM
	2021	2020	Change		2021		2020		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$223	$219	$4	2%	1.93	¢	2.52	¢	(23)%
Salaries, wages and benefits	293	278	15	5%	2.54		3.20		(21)%
Aircraft rent	271	151	120	79%	2.35		1.74		35%
Station operations	177	119	58	49%	1.54		1.37		12%
Sales and marketing	47	45	2	4%	0.41		0.52		(21)%
Maintenance materials and repairs	53	42	11	26%	0.46		0.48		(4)%
Depreciation and amortization	18	15	3	20%	0.16		0.17		(6)%
CARES Act credits	(223)	(91)	(132)	(145)%	(1.93)		(1.05)		(84)%
Other operating expenses	36	60	(24)	(40)%	0.30		0.70		(57)%
Total operating expenses	$895	$838	$57	7%	7.76	¢	9.65	¢	(20)%

Operating statistics:
Available seat miles (ASMs) (millions)	11,526	8,689	2,837	33%
Average stage length (statute miles)	969	1,022	(53)	(5)%
Departures	61,535	44,285	17,250	39%
CASM (excluding fuel) (¢)	5.83	7.13	(1.3)	(18)%
Adjusted CASM (excluding fuel) (¢)	7.68	8.10	(0.42)	(5)%
Fuel cost per gallon ($)	1.97	2.58	(0.61)	(24)%
Fuel gallons consumed (thousands)	113,065	84,933	28,132	33%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest

	Six Months Ended June 30,
	2021		2020
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		7.76		9.65
Aircraft fuel	(223)	(1.93)	(219)	(2.52)
CASM (excluding fuel)		5.83		7.13
Early lease termination costs(b)	(10)	(0.08)	—	—
Cares Act – grant amortization and employee retention credits(c)	223	1.93	91	1.05
Write-off of deferred registration statement costs due to significant market uncertainty(d)	—	—	(7)	(0.08)
Adjusted CASM (excluding fuel)		7.68		8.10
Aircraft fuel	223	1.94	219	2.52
Derivative de-designation and mark to market adjustment(e)	—	—	(51)	(0.59)
Adjusted CASM		9.62		10.03
Net interest expense (income)	25	0.22	(3)	(0.04)
CARES Act – mark to market impact for warrants(f)	(22)	(0.20)	—	—
Adjusted CASM + net interest		9.64		9.99

CASM		7.76		9.65
Net interest expense (income)	25	0.22	(3)	(0.04)
CASM + net interest		7.98		9.61
__________________
(a)Figures may not recalculate due to rounding.
(b)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned or are scheduled to return during the second and third quarters of 2021. During the six months ended June 30, 2021, we incurred $9 million in aircraft rent costs and $1 million in depreciation relating to the acceleration and resulting changes to our lease return obligations.
(c)Represents the recognition of $206 million of the grant funding received from the Treasury for payroll support from January 2021 through June 2021 as part of the PSP2 and PSP3 Agreements under the CARES Act along with $17 million of CARES Employee Retention Credits.
(d)Represents the write-off of our deferred IPO preparation costs during the first quarter of 2020 due to the impact of the COVID-19 pandemic and the resulting uncertainty on our ability to access the capital markets.
(e)Due to the significant reduction in demand resulting from the COVID-19 pandemic, our future anticipated consumption of fuel dropped significantly and we therefore de-designated hedge accounting in March 2020 on the derivative positions where the future consumption was not deemed probable, which primarily related to our written put options on our costless collars. The $51 million charge is the result of the de-designation and the resulting mark to market impact on the quantities where consumption was not deemed probable.
(f)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of the IPO and the resulting reclassification of warrants from liability based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants.
Aircraft Fuel. Aircraft fuel expense increased by $4 million, or 2%, during the six months ended June 30, 2021, as compared to the corresponding prior year period. The increase was primarily due to the 33% increase in fuel gallons consumed due to the higher capacity offset by a 24% decrease in fuel rates. The decrease in rates was due to the $68 million of losses from fuel hedges during the corresponding prior year period, primarily resulting from the de-designation of certain derivative contracts as a result of the estimated consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic and the subsequent mark to market adjustments.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $15 million, or 5%, during the six months ended June 30, 2021, as compared to the corresponding prior year period. As we did not reduce headcount during either period and have operated in accordance with the provisions of the CARES Act, which began in March 2020, the increase was primarily due to higher employee benefit costs and increased crew expenses.
Aircraft Rent. Aircraft rent expense increased by $120 million, or 79%, during the six months ended June 30, 2021, as compared to the corresponding prior year period, primarily due to the unfavorable recognition of $29 million in vendor deferrals received in 2020 that were paid during the six months ended June 30, 2021 as compared to a favorable $57 million in deferred expenses during the comparable prior year period. Further increases were due to the impact of a larger fleet and the early termination costs of the leases related to our remaining A319 aircraft.

Station Operations. Station operations expense increased by $58 million, or 49%, during the six months ended June 30, 2021, as compared to the corresponding prior year period, due to a 39% increase in departures as demand has begun to recover from the COVID-19 pandemic and a $6 million net unfavorable impact of payment deferrals year over year related to certain leases with our airport facilities based on negotiations with our vendors to manage liquidity, particularly during the early stages of the COVID-19 pandemic.

Sales and Marketing. Sales and marketing expense increased by $2 million, or 4%, during the six months ended June 30, 2021, as compared to the corresponding prior year period, primarily due to an increase in booking fees due to greater volume as demand has begun to recover from the impacts of the COVID-19 pandemic. The following table presents our distribution channel mix:

	Six Months Ended June 30,
Distribution Channel	2021	2020	Change
Our website, mobile app and other direct channels	71%	75%	(4)	pts
Third-party channels	29%	25%	4	pts

Maintenance Materials and Repairs. Maintenance materials and repair expense increased by $11 million, or 26% during the six months ended June 30, 2021, as compared to the corresponding prior year period, primarily due to an increase in maintenance checks performed during the current period as we returned all of our aircraft to operation as compared to the highly constrained capacity during the corresponding prior year period.
Depreciation and Amortization. Depreciation and amortization expense increased by $3 million, or 20%, during the six months ended June 30, 2021, as compared to the corresponding prior year period, due to an increase in capitalized maintenance and other flight equipment activity.
CARES Act Credits. CARES Act credits increased by $132 million during the six months ended June 30, 2021, as compared to the corresponding prior year period. During the six months ended June 30, 2021, we recognized $206 million in grant funding received from the Treasury under the PSP2 and PSP3 Agreements and $17 million in CARES Employee Retention Credits, as compared to $86 million in PSP grant funding and $5 million in CARES Employee Retention Credits recognized during six months ended June 30, 2020.
Other Operating Expenses. Other operating expenses decreased by $24 million, or 40%, during the six months ended June 30, 2021, as compared to the prior year period. The decrease was driven primarily by a $17 million increase in gains recognized on sale leaseback transactions as we took more deliveries during six months ended June 30, 2021, as compared to the prior year period, and a $7 million decrease due to the write off of our deferred registration costs during the six months ended June 30, 2020.
Other Income (Expense). We incurred $25 million in other expenses during the six months ended June 30, 2021, as compared to $3 million in other income during the six months ended June 30, 2020, primarily due to $22 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan, in addition to decreased interest income due to a lower average cash balance and lower interest rates due to the COVID-19 pandemic.
Income Taxes. Our effective tax rate for the six months ended June 30, 2021 was a benefit of 27.3%, compared to a benefit of 51.5% for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 is higher than the statutory rate primarily due to the impact of permanent book to tax differences on our annual estimated tax rate, and excess tax benefits associated with our stock-based compensation arrangements, partly offset by the impact of the non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of our participation in the PSP, PSP2, PSP3, and the Treasury Loan. The effective tax rate for the six months ended June 30, 2020 was favorably impacted the CARES Act benefit that allowed the 2020 net operating loss to be carried back to tax years in which a federal 35% tax rate applied, resulting in a 14% permanent rate benefit. In addition, the prior year rate was also favorably impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described further in Note 9. The resulting effective tax rates for the three months ended June 30, 2021 and 2020 reflect the updates made to the annual estimated effective tax rates for 2021 and 2020, respectively, and the impact from the discrete items.
Reconciliation of EBITDA to Adjusted EBITDAR

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
EBITDA(a)	$28	$13	$(56)	$(85)
EBITDAR(b)	$161	$61	$215	$66
Adjusted EBITDA(a)	$(54)	$(83)	$(270)	$(118)
Adjusted EBITDAR(b)	$74	$(35)	$(8)	$33
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$19	$17	$(72)	$(47)
Plus (minus):
Interest expense	5	3	27	5
Capitalized interest	(1)	(2)	(2)	(4)
Interest income and other	—	(1)	—	(4)
Income tax expense (benefit)	(5)	(11)	(27)	(50)
Depreciation and amortization	10	7	18	15
EBITDA	28	13	(56)	(85)
Plus: Aircraft rent	133	48	271	151
EBITDAR	$161	$61	$215	$66

EBITDA	$28	$13	$(56)	$(85)
Plus (minus)(a):
Early lease termination costs	5	—	9	—
Cares Act – grant amortization and employee retention credits	(87)	(91)	(223)	(91)
Write-off of deferred registration statement costs due to significant market uncertainty	—	—	—	7
Derivative de-designation and mark to market adjustment	—	(5)	—	51
Adjusted EBITDA	(54)	(83)	(270)	(118)
Plus: Aircraft rent(b)	128	48	262	151
Adjusted EBITDAR	$74	$(35)	$(8)	$33
__________________
(a)See “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest” above for discussion on adjusting items.
(b)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $5 million and $9 million for the three and six months ended June 30, 2021, respectively, for costs incurred due to the early termination of our A319 leased aircraft. See footnote (b) under the caption “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest”.

Comparative Operating Statistics
The following tables set forth our operating statistics for the three and six months ended June 30, 2021 and 2020. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the prior year period, as well as against the performance of our peers.

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2021	2020		Change	2021	2020		Change
Operating statistics (unaudited)(a)
Available seat miles (ASMs) (millions)	6,934	1,549		348%	11,526	8,689		33%
Departures	37,126	9,038		311%	61,535	44,285		39%
Average stage length (statute miles)	966	922		5%	969	1,022		(5)%
Block hours	98,150	22,084		344%	162,617	121,629		34%
Average aircraft in service	107	59		81%	102	78		31%
Aircraft – end of period	109	98		11%	109	98		11%
Average daily aircraft utilization (hours)	10.1	4.1		146%	8.8	8.6		2%
Passengers (thousands)	5,602	868		545%	8,855	5,850		51%
Average seats per departure	193	186		4%	193	191		1%
Revenue passenger miles (RPMs) (millions)	5,544	841		559%	8,755	6,156		42%
Load Factor (%)	80.0%	54.3%	25.7	pts	76.0%	70.9%	5.1	pts
Fare revenue per passenger ($)	38.07	143.20		(73)%	35.41	58.70		(40)%
Non-fare passenger revenue per passenger ($)	57.52	69.96		(18)%	54.67	63.25		(14)%
Other revenue per passenger ($)	2.47	10.47		(76)%	2.59	4.23		(39)%
Total revenue per passenger ($)	98.06	223.63		(56)%	92.67	126.18		(27)%
Total revenue per available seat mile (RASM) (¢)	7.92	12.55		(37)%	7.12	8.50		(16)%
Cost per available seat mile (CASM) (¢)	7.68	12.17		(37)%	7.76	9.65		(20)%
CASM (excluding fuel) (¢)	5.67	11.22		(49)%	5.83	7.13		(18)%
CASM + net interest (¢)	7.73	12.18		(37)%	7.98	9.61		(17)%
Adjusted CASM (¢) (b)	8.85	18.36		(52)%	9.62	10.03		(4)%
Adjusted CASM (excluding fuel) (¢) (b)	6.84	17.11		(60)%	7.68	8.10		(5)%
Adjusted CASM + net interest (¢) (b)	8.87	18.37		(52)%	9.64	9.99		(4)%
Fuel cost per gallon ($)	2.03	1.06		92%	1.97	2.58		(24)%
Fuel gallons consumed (thousands)	68,564	13,970		391%	113,065	84,933		33%
Employees (FTE)	5,154	5,071		2%	5,154	5,071		2%
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

Liquidity, Capital Resources and Financial Position
As of June 30, 2021, we had $936 million of total available liquidity in cash and cash equivalents. We also have a current income tax receivable of $161 million primarily resulting from our net operating losses generated during 2020. As of June 30, 2021, we had $88 million of short-term debt and $275 million of long-term debt. The $363 million of total debt is comprised of our $150 million Treasury Loan, $124 million PDP Financing Facility, $66 million PSP Promissory Notes, $18 million in secured indebtedness for our headquarters building, and a $15 million pre-purchased miles facility with Barclays, partly offset by $10 million in deferred debt acquisition costs and other discounts. Our primary uses of liquidity are for working capital, capital expenditures, aircraft pre-delivery payments, maintenance reserve deposits and debt repayments.
We completed our IPO on April 6, 2021, at an offering price of $19.00 per share. We issued and sold 15 million shares of common stock and our selling stockholders sold 15 million shares of common stock in the IPO. We did not receive any of the proceeds from the sale of shares by our selling stockholders. In April 2021, we received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO.
Based upon the incremental liquidity generated during the second quarter of 2021, including the proceeds generated from our IPO, our current income tax receivable of $161 million and strengthening bookings as the recovery progresses, we did not draw any further funds from our Treasury Loan during the second quarter of 2021 and, as such, the right to draw any further funding under the facility lapsed in May 2021. We expect to receive our current income tax receivable later this year. We are focused on repaying the $150 million currently outstanding under our Treasury Loan, thereby unencumbering our co-branded credit card program that is currently collateralizing the Treasury Loan as soon as liquidity and business conditions permit. We believe that our loyalty program, encompassing our co-branded credit card program and Discount Den subscription program, together with the Frontier brand could generate substantial liquidity should the need arise.
Our single largest capital commitment relates to the acquisition of aircraft. As of June 30, 2021, we operated all of our 109 aircraft under operating leases. Pre-delivery payments relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of June 30, 2021, we had $199 million of pre-delivery payments held by Airbus, $124 million of which was financed under our PDP Financing Facility, which, as of June 30, 2021, allowed us to draw up to an aggregate of $200 million. In May 2021, we entered into an early termination and buyout agreement with one of our lessors for six aircraft that were previously owned by us. Of the four A319 aircraft originally slated to be returned in December 2021, two were returned during the second quarter of 2021, one was returned in July 2021 and the other is scheduled to be returned later in the third quarter of 2021, while the two A320 aircraft are to be returned at their originally agreed upon return dates in December 2021. The early returns of these aircraft will retire the remaining A319 aircraft in our fleet. As of June 30, 2021, we had an obligation to purchase 148 A320neo family aircraft by 2028, four of which had a committed operating lease. We are evaluating financing options for the remaining aircraft.
We are required by some of our aircraft leases to pay maintenance reserves to our respective aircraft lessors in advance of our performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During the six months ended June 30, 2021 and 2020, we made $8 million and $10 million, respectively, in maintenance deposit payments to our lessors. As of June 30, 2021, we had $98 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheets, of which $8 million was included in accounts receivable because the eligible maintenance had been performed.
In December 2013, an agreement was reached to amend and restate a phantom equity agreement that was previously in place prior to the acquisition. Under the terms of this agreement, pilots received phantom equity units which became fully vested in 2016. Each unit constituted the right to receive the cash value of a share of our common stock or, in certain circumstances, a share of common stock in connection with certain events. As of December 31, 2019, the final associated liability agreed to by FAPAInvest, LLC became fixed and the associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in the first quarter of 2022 and, as such, is presented within other long-term liabilities and other current liabilities on our condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021, respectively.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of June 30, 2021, we are in compliance with all of our covenants, except we have obtained a waiver of relief for the covenant provisions through the end of 2021 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
The following table presents the major indicators of our financial condition and liquidity.

	June 30, 2021	December 31, 2020

	(in millions)
Cash and cash equivalents	$936	$378
Total current assets, excluding cash and cash equivalents	$290	$272
Total current liabilities, excluding current maturities of long-term debt and operating leases	$859	$486
Current maturities of long-term debt, net	$88	$101
Long-term debt, net	$275	$247
Stockholders’ equity	$550	$310
Debt to capital ratio	40%	53%
Debt to capital ratio, including operating lease obligations	83%	89%
As a result of the measures to reduce costs and manage liquidity as outlined above, we believe our financial position, which includes $936 million of cash and cash equivalents as of the date of the financial statements, will allow us to continue to navigate through any short-term demand declines and that we have significantly increased liquidity as demand for air travel increases. In addition, our current tax receivable may provide us with an opportunity, when received, to unencumber our co-branded credit card program currently collateralizing our Treasury Loan, if still outstanding, and create an additional source of liquidity if the need were to arise.
Cash Flows
The following table presents information regarding our cash flows in the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in millions)
Net cash provided by (used in) operating activities	$242	$(193)
Net cash provided by (used in) in investing activities	10	(15)
Net cash provided by financing activities	306	65
Net increase (decrease) in cash, cash equivalents and restricted cash	558	(143)
Cash, cash equivalents and restricted cash at beginning of period	378	768
Cash, cash equivalents and restricted cash at end of period	$936	$625
Operating Activities
During the six months ended June 30, 2021, net cash provided by operating activities totaled $242 million, which was primarily driven by inflows from changes in net operating assets and liabilities of $331 million partly offset by a $72 million net loss resulting from the significant impact of the COVID-19 pandemic on our operations. The $331 million of inflows from other net operating assets and liabilities includes a $199 million increase in our air traffic liability as a result of increased bookings and a $164 million increase in other liabilities as our operational related accruals increased during the first half of 2021 in line with demand, capacity and overall departure increases and due to funds received from PSP3 that have not yet been recognized in our condensed consolidated statement of operations. These cash inflows due to changes in our operating assets and liabilities were partly offset by increases in accounts receivable due primarily to higher credit card receivables and an increase in our other asset balances due to higher pre-paid expenses and vendor credits as a result of increased operations. Our net loss of $72 million includes the following significant items that were adjusted in arriving at cash provided by operating activities: $36 million of gains recognized on sale-leaseback transactions, deferred tax benefit of $27 million, partly offset by an unrealized loss of $22 million on the mark to market of our warrant liability with the Treasury, depreciation and amortization of $18 million, and stock-based compensation expense of $5 million.
During the six months ended June 30, 2020, net cash used in operating activities totaled $193 million, which was primarily driven by the $83 million cash outflow from changes in operating assets and liabilities including $111 million phantom equity payment to our pilots in March 2020 and a $76 million decrease in our air traffic liability due to the significant impact of the COVID-19 pandemic on our operations and resulting demand, partly offset by an increase in our accounts payable balance and a decline in our accounts receivable balance due to lower credit card and other maintenance related receivables as a result of reduced operations from the COVID-19 pandemic. Our net loss of $47 million included the following significant items that were adjusted in arriving at cash used in operating activities: deferred tax benefit of $73 million, $19 million of gains recognized on sale-leaseback transactions, cash outflows from derivative instruments of $7 million, partly offset by depreciation and amortization of $15 million and stock-based compensation expense of $4 million. We also had cash inflows from operating leases of $17 million from the return of previously unrecoverable maintenance reserves for two aircraft.
Investing Activities
During the six months ended June 30, 2021, net cash provided by investing activities totaled $10 million, driven by net refunds for pre-delivery deposit activity of $25 million, partly offset by investments we made in property and equipment resulting in a $12 million cash outflow, along with $3 million in outflows relating to other investing activity.
During the six months ended June 30, 2020, net cash used in investing activities totaled $15 million. During the period, we made $11 million of net pre-delivery payments for future aircraft deliveries and we made $6 million of investments in property and equipment, partly offset by $2 million in cash inflows relating to other investing activity.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $306 million, primarily driven by $266 million aggregate net proceeds from our IPO, $27 million in net proceeds received from sale-leaseback transactions related to A320 family aircraft delivered during 2021 and $16 million in proceeds from the issuance of long-term debt, net of principal repayments due to the $33 million of proceeds from the PSP2 and PSP3 Promissory Notes, offset by the net paydown of our PDP Financing Facility. These increases were partly offset by $3 million of payments due to minimum tax withholdings related to vesting of share-based awards.
During the six months ended June 30, 2020, net cash provided by financing activities was $65 million, primarily driven by $38 million in proceeds from the issuance of long-term debt, net of principal repayments and $29 million in net proceeds received from sale-leaseback transactions related to A320 family aircraft delivered during 2020, partly offset by $2 million of payments related to minimum tax withholdings of share-based awards.
Commitments and Contractual Obligations
Our contractual purchase commitments as of June 30, 2021 include future aircraft and engine acquisitions. Except to the extent set forth in the applicable notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in this and the following tables represent our current best estimate; however, the actual delivery schedule may differ from the tables below, potentially materially.

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2021	5	—	5	1
2022	9	5	14	5
2023	—	19	19	2
2024	—	19	19	2
2025	17	8	25	3
Thereafter	50	16	66	9
Total	81	67	148	22
During 2019, we entered into an amendment that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft. This conversion right is not reflected in the table above.
During July 2021, we signed a letter of intent with two of our leasing partners to add ten additional A321 aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. These aircraft are not reflected in the table above.
In May 2021, we entered into an early termination and buyout agreement with one of our lessors for six aircraft that were previously owned by us. Of the four A319 aircraft originally slated to be returned in December 2021, two were returned during the second quarter of 2021, one was returned in July 2021 and the other is scheduled to be returned later in the third quarter of 2021, while the two A320 aircraft are to be returned at their originally agreed upon return dates in December 2021. The early returns of these aircraft will retire the remaining A319 aircraft in our fleet.

The following table includes our contractual obligations as of June 30, 2021, for the periods in which payments are due:

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total

Long-term debt(1)	$42	$100	$150	$81	$373
Interest commitments(2)	4	12	9	7	32
Operating lease obligations	226	848	769	1,079	2,922
Flight equipment purchase obligations	264	1,872	2,567	3,909	8,612
Maintenance deposit obligations(3)	2	6	6	11	25
Total	$538	$2,838	$3,501	$5,087	$11,964
__________________
(1)Includes principal only associated with our PDP Financing Facility due through 2023, our floating rate building note through 2023, the Treasury Loan through 2025, our affinity card unsecured debt due through 2029, and the PSP Promissory Notes through 2031. See Note 7, Debt, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
(2)Represents interest on long-term debt.
(3)Represents fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations.
As of June 30, 2021, all 109 aircraft in our fleet were subject to operating leases. These leases expire between 2021 and the end of 2033.

Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our Prospectus filed April 2, 2021.

Off-Balance Sheet Arrangements
In response to the COVID-19 pandemic, we were granted rent payment deferrals including $31 million and $2 million which were not included within aircraft rent expense or station operations, respectively, for the year ended December 31, 2020. The impact of the deferrals decreased operating cash flows and unfavorably impacted our results of operations by $9 million and $20 million for the three and six months ended June 30, 2021, which included a $10 million and $29 million unfavorable impact to aircraft rent and a $1 million and $9 million favorable impact to station operations resulting from additional deferrals granted, respectively. The impact of the deferrals on the comparable prior year periods was a favorable $72 million to operating cash flows for each of the three and six months ended June 30, 2020, which included a $57 million favorable impact to aircraft rent and an $15 million favorable impact to station operations resulting from additional deferrals granted, respectively. As of June 30, 2021, we had $13 million of rent payment deferrals that have yet to be recognized, including $2 million and $11 million related to aircraft rent expense and station operations, respectively, which will be recognized throughout the rest of 2021 and future years as such amounts are paid.
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
“Cash burn” means change in cash and cash equivalents adjusted for cash-impacted special items as defined for each period below. We believe that cash burn is a useful measure of liquidity consumed by our business. Cash burn refers to periods where this amount is negative; references to “cash positive position” refers to the foregoing definition when the foregoing calculation is positive. Our definition of cash burn may not be calculated in the same manner as similarly labeled statistics used by other airlines.
For the three months ended June 30, 2021, cash positive position was calculated as the change in cash and cash equivalents ($507 million increase during the three months ended June 30, 2021) adjusted to exclude (i) cash from the PSP2 funding ($21 million during the three months ended June 30, 2021), (ii) cash from PSP3 funding ($150 million during the three months ended June 30, 2021), and (iii) $266 million of net IPO proceeds during the three months ended June 30, 2021, divided by days in the period.

For the six months ended June 30, 2021, our cash position remained flat, and was calculated as the change in cash and cash equivalents ($558 million increase during the six months ended June 30, 2021) adjusted to exclude (i) cash from PSP2 funding ($161 million during the six months ended June 30, 2021), (ii) cash from PSP3 funding ($150 million during the six months ended June 30, 2021), and (iii) $266 million of net IPO proceeds during the six months ended June 30, 2021, divided by days in the period.
For the year ended December 31, 2020, cash burn was calculated as the change in cash and cash equivalents ($390 million decrease during 2020) adjusted to exclude (i) cash from CARES Act related debt ($183 million in 2020), PSP grant ($178 million in 2020) and employee retention credit funding ($6 million in 2020), (ii) cash paid for ineffective derivatives ($52 million in 2020) caused by the COVID-19 pandemic, and (iii) pilot phantom equity settlement ($111 million in 2020) divided by days in the period.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 26%, 25%, 8% and 26% of total operating expenses for the three and six months ended June 30, 2021 and 2020, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased our into-plane aircraft fuel expense by approximately $34 million. Our strategy has been primarily to purchase out-of-the-money call options which are intended to provide protection against a large upward movement in fuel prices, while also allowing us to participate in any material fall in fuel prices. While this has been our strategy, we entered into collars during 2019 that resulted in significant payment in 2020 when the price of fuel went below the put. As of June 30, 2021 and December 31, 2020 we had no fuel derivative contracts outstanding.
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
Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on our PDP Financing Facility, floating rate building note, Treasury Loan and our affinity card advance purchase of mileage credits. With respect to the PDP Financing Facility, we are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine year swap rate. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three and six months ended June 30, 2021, we did not enter into any swaps and during the three and six months ended June 30, 2020, we paid no upfront premiums and $4 million, respectively, for the option to enter into and exercise cash settled swaps with a forward starting effective date. As of June 30, 2021, we have hedged $41 million in aircraft rent payments for one aircraft to be delivered by the end of 2021. During the six months ended June 30, 2021, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
Foreign Exchange. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Dominican Republic peso and Canadian dollar. Our revenue is U.S. dollar denominated.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

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
In December 2019, a novel strain of coronavirus was reported in Wuhan, China. COVID-19 has since spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and the implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures or recommendations against air travel, the implementation of mandatory quarantine periods after travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to the COVID-19 pandemic, we have significantly reduced capacity from our original plan and will continue to evaluate the need for further flight schedule adjustments. Although we have seen significant recovery of demand through the quarter ended June 30, 2021, we are unable to predict the future spread of COVID-19, including future variants of the virus including the most recent Delta variant, along with resulting measures that may be introduced by governments or other parties and what impact they may have on the demand for air travel. The impact of the Delta variant on bookings, which we believe is negative, and the duration of that impact, are difficult to isolate or predict. We are closely monitoring the impact of the Delta variant and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to the Delta variant.
In response to the impacts of the COVID-19 pandemic, beginning in March 2020, we have taken measures to address the significant cash outflows resulting from the sharp decline in demand and we continue to evaluate options should the lack of demand for air travel continue beyond the near term. During 2020 and through June 30, 2021, we also reduced our flight schedule to match demand levels and implemented various other initiatives to reduce costs and manage liquidity including, but not limited to:
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
•securing current funding and future liquidity from the CARES Act, PSP, PSP2, PSP3 and other financing sources; and
•amending certain debt covenant metrics to align with current and expected demand.
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
The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic; the efficacy and adherence rates of COVID-19 vaccines; impact of existing and future governmental regulations, travel advisories, testing regimes, and restrictions that are imposed in response to the COVID-19 pandemic; additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global economies and financial markets, which may reduce our ability to access capital on favorable terms or at all, and increase the cost of capital. In addition, a recession, depression or other sustained adverse economic event resulting from the spread of COVID-19 would materially adversely impact our business and the value of our common stock. The COVID-19 pandemic makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further significant decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.
We are depending upon a successful COVID-19 vaccine, including an efficient distribution and sufficient supply, and significant uptake by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our growth plans and business strategy. We cannot predict if or when we will be able to resume full normal operations. The failure of a vaccine, including to the extent it is not effective against the future variants of the virus including the most recent Delta variant, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, results of operations and financial condition.
On March 27, 2020, the CARES Act was signed into law. On April 30, 2020 we entered into a Payroll Support Program Agreement (“PSP”) with the U.S. Department of the Treasury (the “Treasury”) to receive funding through the Payroll Support Program over the second and third quarters of 2020 (the “PSP Agreement”). On September 28, 2020, we entered into an agreement with the Treasury for a term loan facility (the “Treasury Loan”); on January 15, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Extension Agreement (the “PSP2 Agreement”); and on April 29, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Program 3 Agreement (the “PSP3 Agreement”). The funding we received is subject to significant restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”
The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section, including, but not limited to, our competitiveness, demand for our services, shifting consumer preferences and our substantial amount of outstanding indebtedness.
We have agreed to certain restrictions on our business by accepting financing under the CARES Act.
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we have been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until the later of September 30, 2022 or one year after the Treasury Loan is repaid;
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
•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until the later of April 1, 2023 or one year after the Treasury Loan is repaid;
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
Further, the Loan and Guarantee Agreement (the “Treasury Loan Agreement”) we entered into with the Treasury pursuant to the CARES Act includes affirmative and negative covenants that restrict our ability to, among other things, dispose of certain assets, merge, consolidate or sell assets, incur certain additional indebtedness or pay certain dividends. In addition, we are required to maintain unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities aggregating not less than $250 million and to maintain a minimum ratio of the borrowing base of the collateral. If we do not meet the minimum collateral coverage ratio, we must either provide additional collateral to secure our obligations under the Treasury Loan Agreement or repay the loans by an amount necessary to maintain compliance with the collateral coverage ratio.
The airline industry is exceedingly competitive, and we compete against legacy network airlines, low-cost carriers and other ultra low-cost carriers; if we are not able to compete successfully in our markets, our business will be materially adversely affected.
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with legacy network carriers, low-cost carriers (“LCCs”), and ULCCs. There are presently three very large legacy network carriers in the United States—American Airlines, Delta Air Lines and United Airlines—which together with Southwest Airlines, which classifies itself as an LCC, are commonly referred to as the “Big Four” carriers. There are presently two additional legacy network carriers in the United States—Alaska Airlines and Hawaiian Airlines—which together with JetBlue Airways, which classifies itself as an LCC, are commonly referred to as the “Middle Three” carriers. Finally, there are presently three ULCCs in the United States—Frontier, Allegiant Travel Company and Spirit Airlines. Competition on most of the routes we presently serve is intense, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face no or little competition. In almost all instances, our competitors are larger than us and possess significantly greater financial and other resources than we do.
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
In addition, airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. For instance, in 2017 there was widespread capacity growth across the United States, including in many of the markets in which we operate. In particular, during 2017, both Southwest Airlines and United Airlines increased their capacity in Denver. The domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons, including, for example, actions by American Airlines in 2015 and United Airlines in 2017 to match fares offered in many of their markets by ULCCs, with resulting material adverse effects on the revenues of the airlines involved. The increased capacity across the United States in 2017 exacerbated the competitive pricing environment, particularly beginning in the second quarter of 2017, and this activity continued throughout 2018 and the first half of 2019. Given the decreased demand resulting from the COVID-19 pandemic, we expect significant competition, including price competition at least in the short-term and as the U.S. market recovers. If we continue to experience increased competition our business could be materially adversely affected.
We also expect new work patterns and the growth of remote work will lead to increasing numbers of employees choosing to live remotely from their office location, which could significantly alter the historical demand levels on the routes we serve. While we believe our low fares and low costs will enable us to grow our network in new markets profitably to take advantage of new demand patterns as they arise, there can be no assurance that we will be successful in doing so or that we will be able to successfully compete with other U.S. airlines on such routes. If we fail to establish ourselves in such new markets our business could be materially adversely affected.
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies. Additionally, several new market entrants including Avelo Airlines and Breeze Airways have commenced or announced their intent to commence operations, which could present further competition should they develop ULCC strategies. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a new tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their network. A competitor adopting a ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to execute a ULCC strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, our business, results of operations and financial condition could be materially adversely affected.
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
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 26%, 25%, 8% and 26% of our operating expenses for the three and six months ended June 30, 2021 and 2020, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly. We also sell a significant number of tickets to passengers well in advance of travel, and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft we operate and have on order. See also “Risks Related to Our Business—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.” Aircraft fuel expense per gallon increased 92% in the three months ended June 30, 2021 to $2.03 compared to the three months ended June 30, 2020, due to an increase in fuel gallons consumed as a result of high capacity, and decreased 24% in the six months ended June 30, 2021 to $1.97 compared to the six months ended June 30, 2020 due to significant losses on fuel hedges during 2020. Any future fluctuations in aircraft fuel prices or sustained high or low prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. In particular, there have been some recent shortages of fuel availability, particularly at certain airports in the Western United States, which to date have not been material although there can be no assurance that the shortages will not become more severe. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular could result in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
As of June 30, 2021, we had no fuel cash flow hedges for future fuel consumption. Our results for the three and six months ended June 30, 2020 include a benefit of $5 million and operating expenses $51 million, respectively, relating to the de-designation of fuel hedges resulting from the COVID-19 pandemic on the quantities where consumption was not deemed probable and resulting mark to market impacts. During 2020 our hedges consisted of call options and collar structures, although we have in the past and may in the future use other instruments such as swaps on jet fuel or highly correlated commodities and fixed forward price contracts (“FFPs”) which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. We cannot assure you our fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
Restrictions on or increased taxes applicable to charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the three and six months ended June 30, 2021 and 2020, we generated non-fare passenger revenues of $322 million, $484 million, $61 million and $370 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as baggage fees, service fees, seat selection fees and other passenger-related revenue and are a component of our passenger revenue within the condensed consolidated statements of operations. The Department of Transportation (the “DOT”) has rules governing many facets of the airline-consumer relationship, including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, passengers with disabilities, and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule, and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.

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
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from reactions to the COVID-19 pandemic, have historically reduced airline travel spending. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, it would have a material adverse effect on our business, results of operations and financial condition. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels are expected to have a severe and prolonged effect on the global economy generally and, in turn, are expected to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of the COVID-19 pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-pandemic levels, if at all.
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
Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; government shutdowns; major construction or improvements at airports; aircraft and engine defects; FAA grounding of aircraft; adverse weather conditions; increased security measures; new travel-

related taxes; or the outbreak of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvements at airports at which we operate, increased security measures, new travel-related identification requirements, taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Flight delays caused by these factors may frustrate passengers and may increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The federal government also controls airport security. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. In addition, federal government slowdowns or shutdowns may further impact the availability of federal resources, such as air traffic controllers and security personnel, necessary to provide air traffic control and airport security, which may cause delays or cancellations of flights or may impact our ability to take delivery of aircraft or expand our route network or airport footprint. Further, implementation of the Next Generation Air Transport System, or NextGen, by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and other lawsuits, resulting in increased costs. The U.S. Congress could enact legislation that could impose a wide range of consumer protection requirements, which could increase our costs of doing business.
In addition, airlines may also experience disruptions to their operations as a result of the aircraft and engines they operate, such as manufacturing defects, spare part shortages and other factors beyond their control. For example, regulators ordered the grounding of the entire worldwide Boeing 737 MAX fleet in March 2019. While such order did not have a direct impact on our fleet, which is comprised entirely of Airbus A320 family aircraft, any similar or other disruption to our operations could have a material adverse effect on our business, results of operations and financial condition.
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
Some of our target growth markets include countries with less developed economies, legal systems, financial markets and business and political environments that are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a commitment to purchase 148 A320neo family aircraft by the end of 2028, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease, and we could suffer a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive, with labor costs representing approximately 29%, 33%, 69% and 33% of our total operating costs for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, approximately 87% of our workforce was represented by labor unions. We have recently ratified labor agreements with several of the labor unions representing our employees and in March 2019 we reached a tentative agreement with the union representing our flight attendants, which was ratified on May 15, 2019. See “Business—Employees” in our Prospectus filed April 2, 2021. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
Relations between air carriers and labor unions in the United States are governed by the United States Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”). This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB.

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
We are highly dependent on markets served from airports that are significant to our business, including Denver, Orlando and Las Vegas, as well as high-traffic locations, such as Philadelphia, Miami, Chicago, Tampa, Cleveland, Fort Myers, and Atlanta. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
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
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems, including related to our COVID-19 related refund policy. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies, including policies implemented in response to the COVID-19 pandemic. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. The DOT may choose to investigate such customer complaints and could result in fines. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities, customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, domestic baggage liability limit rule, and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand such as has been caused by the COVID-19 pandemic.
We have maintained a high daily aircraft utilization rate prior to the COVID-19 pandemic and expect our utilization rate to increase as the U.S. market begins to recover from the pandemic. Our average daily aircraft utilization was 10.1 hours, 8.8 hours, 4.1 hours and 8.6 hours for the three and six months ended June 30, 2021 and 2020, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand such as has been caused by the COVID-19 pandemic reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, in January 2021, the EPA finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by ICAO. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. The outcome of the legal challenge and administrative review cannot be predicted at this time. U.S. commitments announced during the April 2021 Biden’s Leaders Climate Summit include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels.
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
As of June 30, 2021, we had $936 million of total available liquidity in cash and cash equivalents. In addition, as of June 30, 2021, we had a $161 million income tax receivable, primarily resulting from our net operating losses generated in 2020, which is classified as a current asset. These facilities are not adequate to finance our operations, and thus we will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and to make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of the COVID-19 pandemic on our financial position and operations, including through the payroll support programs or loan program with the Treasury.
During the fourth quarter of 2020, we amended our pre-delivery credit facility to provide for a deferral of the fixed charge coverage ratio requirement (the “FCCR Test”) until the first quarter of 2022. If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the credit facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the credit facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. If the LTV Test was required to be performed, we do not expect that there would be any material required pre-payment of the pre-delivery credit facility or posting of additional collateral. Additionally, we have also obtained a waiver of relief for the covenant provisions through the fourth quarter of 2021 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
As of June 30, 2021, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly-acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus, CFM International, an affiliate of General Electric Company, and Pratt & Whitney. As of June 30, 2021, we had an obligation to purchase 148 A320neo family aircraft by the end of 2028, four of which had a committed operating lease. We intend to evaluate financing options for the remaining aircraft. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.
At present, we have existing aircraft purchase commitments through 2028, all of which are for Airbus A320neo family aircraft. Of the 148 A320neo family aircraft we have committed to purchase by 2028, 14 will be equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company. The remaining 134 aircraft on our order book will be equipped with Pratt & Whitney GTF engines. The A320neo family includes next generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. While the A320neo family represents the latest step in the modernization of the A320 family of aircraft, the aircraft only entered commercial service in January 2016, and we are one of the first airlines to utilize the A320neo and LEAP engine. As a result, we are subject to those risks commonly associated with the initial introduction of a new aircraft type, including with respect to the A320neo’s actual, sustained fuel efficiency and other projected cost savings, which may not be realized, as well as the reliability and maintenance costs associated with a new aircraft and engine. In addition, it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo aircraft and LEAP or Pratt & Whitney GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
As of June 30, 2021, the operating leases for four, four, six, four and eight aircraft in our fleet were scheduled to terminate during the remainder of 2021, 2022, 2023, 2024 and 2025, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, we currently have an obligation to purchase 148 A320neo family aircraft by the end of 2028. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these new initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.

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
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of June 30, 2021, all 109 aircraft in our fleet were financed under operating leases. For the three and six months ended June 30, 2021 and 2020, we incurred aircraft rent of $133 million, $271 million, $48 million and $151 million, respectively, and incurred maintenance costs of $27 million, $53 million, $16 million and $42 million during the respective periods. For the three and six months ended June 30, 2021 and 2020, aircraft rent included a $(10) million, $(29) million, $57 million and $57 million favorable/(unfavorable) impact from the payments of deferral arrangements with our lessors due to the COVID-19 pandemic, respectively; an additional $2 million in aircraft rent deferrals have yet to be paid back as of June 30, 2021, which will be recognized within aircraft rent as payments are made. As of June 30, 2021 and December 31, 2020, we had future operating lease obligations of approximately $2,410 million and $2,264 million, respectively, and future principal debt obligations of $373 million and $357 million, respectively. For the six months ended June 30, 2021 and 2020, we made cash payments for interest related to debt of $2 million and $4 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus as well as CFM International and Pratt & Whitney for delivery over the next several years. Also, in April 2020, we entered into the PSP with the Treasury, under which we received $211 million in funding, in the form of a grant and a $33 million unsecured 10-year, low-interest loan; and in September 2020, we entered into a $574 million secured term loan facility with the Treasury, under which we borrowed $150 million as of June 30, 2021, for which the right to draw any further funds lapsed in May 2021. In January 2021, we entered into the PSP2 with the Treasury, under which we received $161 million in funding, in the form of a grant and a $18 million unsecured 10-year, low-interest loan. Additionally, in April 2021, we entered into the PSP3 with the Treasury, under which we received $150 million, in the form of a grant and a $15 million unsecured 10-year, low-interest loan.
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
In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party specialists collect, process, transmit and store a large volume of personally identifiable information of our passengers, prospective passengers or personnel, including email addresses and home addresses and financial data such as credit and debit card information and other sensitive information. The security of the systems and network where we and our third-party specialists store this data is a critical element of our business, and these systems and our network may be vulnerable to cyberattacks and other security issues, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. Threats to cybersecurity have increased with the sophistication of malicious actors, and we must manage those evolving risks. We have been the target of cybersecurity attacks in the past and expect that we will continue to be in the future. Recently, several high-profile companies have experienced significant data breaches and ransom attacks, which have caused those companies to suffer substantial financial and reputational harm. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.
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
We are highly dependent on the Denver market where we maintain a large presence, with 32% of our flights during the six months ended June 30, 2021 having Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport under an operating lease that expires in December 2021 with two one-year extension options. We have experienced an increase in flight delays and cancellations at this airport due to airport congestion which has adversely affected our operating performance and results of operations. We have also experienced increased competition since 2017 from carriers adding flights to and from Denver. Also, flight operations in Denver can face extreme weather challenges in the winter, which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Denver market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the Denver area, such as adverse changes in local economic conditions, health concerns, adverse weather conditions, negative public perception of Denver, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation, Transportation Security Administration, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, DOT and TSA have issued regulations, orders, rulings and guidance relating to the operation, safety, and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue, and increasing costs. For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice and disclosure requirements, consumer complaints, price and airline advertising, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policy concerning passenger sexual misconduct, (xvii) development of Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or mobility aids, and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an Advance Notice of Proposed Rulemaking regarding flight attendant duty period limitations and rest requirements. The DOT also published a Notice of Proposed Rulemaking in January 2020 regarding, for example, the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website, and in printed or electronic form on the aircraft concerning the accessibility of aircraft lavatories. The DOT also recently published Final Rules regarding traveling by air with service animals and defining unfair or deceptive practices. The DOT also recently published a Final Rule clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. In addition, the FAA issued its final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft, and could result in the temporary grounding of aircraft types altogether, such as the March 2019 grounding of the Boeing 737 MAX fleet. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances, and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership” in our Prospectus filed April 2, 2021. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities, customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule, and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.

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
Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. In February 2020, the United States announced an increase to this tariff from 10% to 15%. These tariffs apply to aircraft that we are already contractually obligated to purchase. In June 2021, the United States and the European Union announced an agreement to suspend the imposition of the foregoing tariffs on commercial aircraft and related parts for five years. While we have recently accepted deliveries of Airbus aircraft principally from the Airbus Mobile, Alabama facility, which has enabled us to avoid the imposition of tariffs on such aircraft, there can be no assurance that we will continue to be able to do so in the event the suspension described above is lifted or expires without other action. Any reimposition of these tariffs could substantially increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, results of operations and financial condition.
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
We rely on our private equity sponsor.
Our majority stockholder is presently an investment fund managed by Indigo, an affiliate of Indigo Partners, a private equity fund with significant expertise in the ultra low-cost airline business. This expertise has been available to us through the representatives Indigo has on our board of directors and through a Professional Services Agreement that was put in place in connection with the 2013 acquisition from Republic and pursuant to which we pay Indigo Partners a fee of approximately $375,000 per quarter, plus expenses. Several members of our board of directors are also affiliated with Indigo Partners and we pay each of them an annual fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than approximately 19.8 million shares of our common stock. Indigo Partners may nonetheless elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners, such as management expertise, industry knowledge and volume purchasing. For a further description of our Professional Services Agreement, please see “Certain Relationships and Related Party Transactions—Management Services” in our Prospectus filed April 2, 2021. See also “—Risks Related to Owning Our Common Stock—Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.”
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
Many airlines, including the domestic legacy network airlines (American Airlines, Delta Air Lines and United Airlines), have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as oneworld, SkyTeam, and Star Alliance, generally provide for codesharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. In addition, certain of these alliances involve highly integrated antitrust immunized joint ventures. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any marketing alliances or codeshare arrangements with U.S. or foreign airlines, other than the codeshare arrangement we entered into with Volaris in 2018. Our lack of membership in any other marketing alliances and codeshare arrangements puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our business, results of operations and financial condition.
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
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, PSP2 and PSP3, we issued warrants to the Treasury which are exercisable for up to 522,576, 157,313, and 79,961 shares of our common stock, respectively.
In connection with the $150 million borrowing from the secured loan provided under the Treasury Loan Agreement, we issued warrants to the Treasury which are exercisable for up to 2,358,090 shares of our common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholder.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 215,427,043 shares of common stock outstanding as of June 30, 2021. All of the shares of common stock sold will be freely tradable without restrictions or further registration under the Securities Act. The holders of substantially all of the outstanding shares of our common stock have signed lock-up agreements with the underwriters of the initial offering, under which they have agreed, subject to certain exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, enter into a transaction which would have the same effect, without the prior written consent of certain of the underwriters, for a period of 180 days after the date of our Prospectus filed on April 2, 2021. An investment fund managed by Indigo, the holder of approximately 178.8 million shares of our common stock as of June 30, 2021, was entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Please see “Certain Relationships and Related Party Transactions—Registration Rights” in our Prospectus filed April 2, 2021. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
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
In addition, the interests of Indigo could conflict with the interests of other stockholders. According to a Schedule 13D filed with the SEC in February 2021, investment funds managed by Indigo Partners hold approximately 18% of the total outstanding Common Stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. We entered into a codeshare arrangement with Volaris in January 2018. As of June 30, 2021, we did not compete directly with Volaris on any of our routes other than one route that we currently operate during different months of the year. However, there can be no assurances that we will not compete directly with Volaris in the future. Furthermore, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
For additional information about our relationship with Indigo and Indigo Partners, please see “Certain Relationships and Related Party Transactions” and “Principal and Selling Stockholders” in our Prospectus filed on April 2, 2021.

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
•from and after such time as Indigo and its affiliates no longer hold a majority of the voting rights of our common stock, special meetings of our stockholders may be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors;
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, including all causes of action asserted against any defendant to such complaint; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. This provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. This exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
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
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring a claim.
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
In connection with our receipt of payroll support under the PSP, PSP2 and PSP3 and acceptance of the Treasury Loan Agreement, we agreed not to repurchase shares of our common stock until the later of September 30, 2022 or one year after the Treasury Loan is repaid. In addition, we are prohibited from paying dividends on common stock until the later of September 30, 2022 or one year after the Treasury Loan is repaid. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Warrants
In the second quarter of 2021, in conjunction with an additional disbursement under the PSP2 Agreement, we issued warrants (the “PSP2 Warrants”) to the U.S. Department of the Treasury to acquire up to 54,105 shares of common stock of FGHI at an exercise price of $11.65 per share, which warrants have a five-year term and are exercisable either through net share settlement or in cash, at our option. In conjunction with the PSP3, we issued warrants (the “PSP3 Warrants”) to the Treasury warrants to purchase up to 79,961 shares of common stock of FGHI at an exercise price of $18.85 per share, which warrants have a five-year term and are exercisable either through net share settlement or in cash, at our option.
The PSP2 and PSP3 Warrants were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act as transactions not involving a public offering. Any issuance of Common Stock upon exercise of the PSP2 Warrants will be exempt as an exchange by us exclusively with our security holders eligible for exemption under Section 3(a)(9) of the Securities Act.
Use of Proceeds
On March 31, 2021, our registration statement on Form S-1 (File No. 333-254004), as amended (the “Registration Statement”), was declared effective by the Securities and Exchange Commission in connection with our initial public offering (“IPO”). We received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus filed April 2, 2021.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the second quarter of 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through the later of September 30, 2022 and one year following the repayment of the Treasury Loan.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Relief Funding” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for a summary of the dividend restrictions imposed by the CARES Act and related legislation and agreements applicable to us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.2

4.1	Form of Common Stock Certificate.	S-1	3/8/2021	4.2

4.2	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	4/6/2021	4.1

4.3	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.43

4.4	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to the Company’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.44

4.5	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	5/13/2021	4.5

4.6	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2021).	10-Q	5/13/2021	4.6

10.1
Omnibus Amendment No. 1, dated as of May 6, 2021, by and among Vertical Horizons, Ltd., Frontier Airlines Holdings, Inc., Frontier Airlines, Inc., Citibank, N.A., Citigroup Global Markets, Inc., Barclays Bank PLC, Deutsche Bank AG New York Branch, Morgan Stanley Senior Funding, Inc., Bank of Utah and each lender identified on the signature page thereto.†
					X

10.2	Form of Bonus Letter#	8-K	6/21/2021	10.1

10.3	Payroll Support Program Agreement, dated as of April 29, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	10-Q	5/13/2021	10.8

10.4	Promissory Note, dated as of April 29, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	10-Q	5/13/2021	10.9

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101. INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
# Indicates management contract or compensatory plan.
† Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

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

FRONTIER GROUP HOLDINGS, INC.

Date: August 4, 2021	By:	/s/ James Dempsey
James Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)