Form 10-Q
period 2021-09-30
Frontier Group Holdings, Inc.
filed 2021-11-10
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had outstanding 216,012,632 shares of common stock, par value of $0.001, as of November 5, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except for share and per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$802	$378
Accounts receivable, net	49	28
Supplies, net	29	18
Other current assets	212	226
Total current assets	1,092	650
Property and equipment, net	187	176
Operating lease right-of-use assets	2,491	2,250
Pre-delivery deposits for flight equipment	196	224
Aircraft maintenance deposits	92	82
Intangible assets, net	29	29
Other assets	165	143
Total assets	$4,252	$3,554
Liabilities and stockholders’ equity
Accounts payable	$90	$71
Air traffic liability	252	135
Frequent flyer liability	12	13
Current maturities of long-term debt, net	85	101
Current maturities of operating leases	450	416
Other current liabilities	349	267
Total current liabilities	1,238	1,003
Long-term debt, net	280	247
Long-term operating leases	2,053	1,848
Long-term frequent flyer liability	43	50
Other long-term liabilities	62	96
Total liabilities	3,676	3,244
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 215,474,482 and 199,438,098 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	374	60
Retained earnings	212	261
Accumulated other comprehensive income (loss)	(10)	(11)
Total stockholders’ equity	576	310
Total liabilities and stockholders’ equity	$4,252	$3,554

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$610	$237	$1,408	$950
Other	20	8	43	33
Total operating revenues	630	245	1,451	983
Operating expenses:
Aircraft fuel	166	62	389	281
Salaries, wages and benefits	161	128	454	406
Aircraft rent	128	115	399	266
Station operations	108	63	285	182
Sales and marketing	33	17	80	62
Maintenance materials and repairs	29	17	82	59
Depreciation and amortization	10	8	28	23
CARES Act credits	(72)	(97)	(295)	(188)
Other operating	24	13	60	73
Total operating expenses	587	326	1,482	1,164
Operating income (loss)	43	(81)	(31)	(181)
Other income (expense):
Interest expense	(4)	(2)	(31)	(7)
Capitalized interest	1	1	3	5
Interest income and other	1	—	1	4
Total other income (expense)	(2)	(1)	(27)	2
Income (loss) before income taxes	41	(82)	(58)	(179)
Income tax expense (benefit)	18	(31)	(9)	(81)
Net income (loss)	$23	$(51)	$(49)	$(98)
Earnings (loss) per share:
Basic	$0.10	$(0.26)	$(0.23)	$(0.49)
Diluted	$0.10	$(0.26)	$(0.23)	$(0.49)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$23	$(51)	$(49)	$(98)
Unrealized gains (losses) and amortization from cash flow hedges net of adjustment for de-designation of fuel hedges, net of deferred tax benefit/(expense) of less than $(1) million, $(4) million, less than $(1) million, and $5 million, respectively (Note 5)	—	7	1	(17)
Other comprehensive income (loss)	—	7	1	(17)
Comprehensive income (loss)	$23	$(44)	$(48)	$(115)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(49)	$(98)
Deferred income taxes	(9)	(9)
Depreciation and amortization	28	23
Gains recognized on sale-leaseback transactions	(55)	(37)
Warrant liability unrealized loss	22	1
Stock-based compensation	8	6
Amortization of swaption cash flow hedges, net of tax	1	—
Cash flows for derivative instruments, net	—	(6)
Cash flows from operating leases	—	17
Changes in operating assets and liabilities:
Accounts receivable	(15)	47
Supplies and other current assets	13	(104)
Aircraft maintenance deposits	(14)	(12)
Other long-term assets	(24)	(34)
Accounts payable	16	36
Air traffic liability	117	(86)
Other liabilities	57	(110)
Cash provided by (used in) operating activities	96	(366)
Cash flows from investing activities:
Capital expenditures	(20)	(6)
Pre-delivery deposits for flight equipment, net of refunds	28	22
Other	(4)	(1)
Cash provided by investing activities	4	15
Cash flows from financing activities:
Proceeds from issuance of debt	115	226
Principal repayments on debt	(97)	(111)
Proceeds from sale-leaseback transactions	43	34
Proceeds from initial public offering, net of offering costs and underwriting discounts	266	—
Minimum tax withholdings on share-based awards	(3)	(1)
Cash provided by financing activities	324	148
Net increase (decrease) in cash, cash equivalents and restricted cash	424	(203)
Cash, cash equivalents and restricted cash, beginning of period	378	768
Cash, cash equivalents and restricted cash, end of period	$802	$565

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except for share data)

	Nine Months Ended September 30, 2020
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2019	199,242,854	$—	$52	$486	$4	$542
Net loss	—	—	—	(64)	—	(64)
Unrealized loss from cash flow hedges net of adjustment for de-designation of fuel hedges, net of tax (Note 5)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	2	—	—	2
Balance at March 31, 2020	199,242,854	$—	$54	$422	$(22)	$454
Net income	—	—	—	17	—	17
Shares issued in connection with vesting of restricted stock units	46,892	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(13,604)	—	—	—	—	—
Unrealized gain from cash flow hedges, net of tax	—	—	—	—	2	2
Stock-based compensation	—	—	2	—	—	2
Balance at June 30, 2020	199,276,142	$—	$56	$439	$(20)	$475
Net loss	—	—	—	(51)	—	(51)
Restricted stock issued	99,408	—	—	—	—	—
Shares issued in connection with vesting of restricted stock units	73,986	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(21,394)	—	—	—	—	—
Unrealized gain from cash flow hedges, net of tax	—	—	—	—	7	7
Stock-based compensation	—	—	2	—	—	2
Balance at September 30, 2020	199,428,142	$—	$58	$388	$(13)	$433

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except for share data)

	Nine Months Ended September 30, 2021
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net loss	—	—	—	(91)	—	(91)
Shares issued in connection with vesting of restricted stock units	505,438	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(146,490)	—	(3)	—	—	(3)
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	640,121	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	200,416,799	$—	$60	$170	$(11)	$219
Net income	—	—	—	19	—	19
Shares issued in connection with vesting of restricted stock units	18,259	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(8,015)	—	—	—	—	—
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Stock-based compensation	—	—	2	—	—	2
Issuance of common stock upon initial public offering, net of offering costs, underwriting discounts and commissions	15,000,000	—	266	—	—	266
Payroll Support Program warrants (Note 2)	—	—	43	—	—	43
Balance at June 30, 2021	215,427,043	$—	$371	$189	$(10)	$550
Net income	—	—	—	23	—	23
Shares issued in connection with vesting of restricted stock units	74,140	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(32,546)	—	—	—	—	—
Stock option exercises	5,845	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at September 30, 2021	215,474,482	$—	$374	$212	$(10)	$576
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
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations and is volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the novel strain of coronavirus (“COVID-19”) pandemic during the three and nine months ended September 30, 2021, as well as during the comparable periods in 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Initial Public Offering
On March 31, 2021, the Company’s registration statement on Form S-1 relating to the Company’s initial public offering (“IPO”) was declared effective by the SEC, and the Company’s common stock began trading on the NASDAQ Global Select Market on April 1, 2021 under the symbol “ULCC”. The Company completed its IPO on April 6, 2021 at an offering price of $19.00 per share, pursuant to the Company’s registration statement. The Company issued and sold 15 million shares of common stock and the Company’s selling stockholders sold 15 million shares of common stock in the IPO. The underwriters were granted an over-allotment option to purchase up to 4.5 million additional shares of common stock from the selling shareholders, at the IPO price of $19.00 per share, less the underwriting discount, for 30 days from the date of the prospectus, which was exercised in full in April 2021. The Company did not receive any of the proceeds from the sale of shares by the Company’s selling

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

stockholders. In April 2021, the Company received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO.
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
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting and measurement of convertible instruments and also adds disclosure requirements. Further, ASU 2020-06 simplifies the settlement assessment performed to determine whether a contract in the Company’s own equity qualifies for equity classification. The Company early adopted the standard effective January 1, 2021 using the modified retrospective approach, which did not have a material impact on the Company’s results of operations or financial position as of the adoption date. Given the Company’s IPO in April 2021, and based in part on the provisions of ASU 2020-06, warrants issued in conjunction with the CARES Act that may be settled in the Company’s own equity if publicly traded, were classified into equity during the second quarter of 2021.

2. Impact of COVID-19
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of COVID-19, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on the Company’s business and results of operations for the three and nine months ended September 30, 2021 and the comparable prior year periods. Although the Company has seen significant recovery of demand through the quarter ended September 30, 2021 as compared to the corresponding prior year period, the Company is unable to predict the future spread of COVID-19, including future variants of the virus such as the recent Delta variant, as well as efficacy and adherence rates of vaccines and related boosters and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel.
Beginning in December 2020, the Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. Widespread distribution of the vaccines has led to increased confidence in travel, particularly in the domestic leisure market on which the Company’s business is focused. While the Company has experienced a meaningful increase in passenger volumes as well as bookings since the vaccines became widely available, demand recovery slowed during the second half of the quarter ending September 30, 2021, due to the rise in cases from the Delta variant. The Company continues to closely monitor the COVID-19 pandemic and the need to adjust capacity and deploy other operational and cost-control measures as necessary to preserve short-term liquidity needs and ensure long-term viability of the Company and its strategies. Any anticipated adjustments to capacity and other cost savings initiatives implemented by the Company may vary from actual demand and capacity needs.
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of September 30, 2021 and through the date of this report, the Company is in compliance with all of its covenants, except the Company has obtained a waiver of relief for the covenant provisions

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

through the fourth quarter of 2021 related to one of its credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to the existing covenants to reflect any additional COVID-19 pandemic impacts.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020 and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion for a Payroll Support Program (“PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. On April 30, 2020, the Company reached an agreement with the U.S. Department of the Treasury (the “Treasury”) under which the Company received $211 million of installment funding comprised of a $178 million grant (the “PSP Grant”) for payroll support for the period from April 2020 through September 2020, and a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”), all of which was received as of December 31, 2020. The PSP Grant was recognized over the periods it was intended to support payroll, including $92 million net of $1 million in deferred financing costs for the three months ended September 30, 2020; and the full $178 million net of $1 million in deferred financing costs for the nine months ended September 30, 2020, within CARES Act credits in the Company’s condensed consolidated statements of operations. In conjunction with the PSP Promissory Note, the Company issued to the Treasury warrants to purchase up to 522,576 shares of common stock of FGHI at an exercise price of $6.36 per share.
On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for installment funding under a second Payroll Support Program (“PSP2”), under which the Company received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which has been received as of September 30, 2021. The Company recognized the full $143 million PSP2 Grant, which had been fully recognized prior to the three months ended September 30, 2021, during the nine months ended September 30, 2021, net of deferred financing costs within CARES Act credits in the Company’s condensed consolidated statements of operations. In conjunction with the PSP2 Promissory Note, the Company issued to the Treasury warrants to purchase up to 157,313 shares of common stock of FGHI at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, the Company entered into an agreement with the Treasury for installment funding under a third Payroll Support Program (“PSP3”), under which the Company received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which has been received as of September 30, 2021. Of the $135 million received under the PSP3 Grant, $72 million and the full $135 million was recognized during the three and nine months ended September 30, 2021, respectively, within CARES Act credits in the Company’s condensed consolidated statements of operations. In conjunction with the PSP3 Promissory Note, the Company issued to the Treasury warrants to purchase up to 79,961 shares of common stock of FGHI at an exercise price of $18.85 per share.
On September 28, 2020, the Company entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to purchase up to 2,358,090 shares of common stock of FGHI at an exercise price of $6.36 per share. As of September 30, 2021 and December 31, 2020, the Company had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In connection with the Company’s participation in the PSP, PSP2, PSP3 and the Treasury Loan, the Company has been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until one year after the Treasury Loan is repaid;
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
As outlined above, as part of the PSP Promissory Note, the PSP2 Promissory Note, the PSP3 Promissory Note (collectively, the “PSP Promissory Notes”) and the Treasury Loan, and pursuant to the stipulations set forth within the CARES Act, the Company issued to the Treasury warrants to purchase shares of common stock of FGHI, which have a five-year term and are settled in cash or shares at the election of the Company. The warrants do not have any voting rights and are freely transferable, with registration rights. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of the loan. These awards were originally classified as liability-based awards within other current liabilities on the condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense given the Company only had the option of settling in cash before being publicly traded. As a result of the IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the condensed consolidated balance sheet and is no longer required to mark to market the warrants. Subsequent warrants issued after the IPO date were recorded at fair value as a reduction to the related debt they were issued with and recorded to additional paid-in capital on the condensed consolidated balance sheet. The Company recorded $22 million in mark to market adjustments during the nine months ended September 30, 2021, and $1 million during each of the three and nine months ended September 30, 2020, to interest expense within the Company’s condensed consolidated statements of operations.
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. The ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. If the gross receipts test is met in any quarter, wages earned in the following quarter automatically qualify for the credit and as a result of the increase in revenues during the second and third quarters of 2021, the Company did not qualify for any additional CARES Employee Retention Credits. During the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the Company recognized $17 million, $6 million and $11 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in the Company’s condensed consolidated statements of operations and within other current assets on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Income Taxes
The Company's effective tax rate for the nine months ended September 30, 2021 was a benefit of 15.5%, compared to a benefit of 45.3% for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 is lower than the statutory rate primarily due to non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of the Company’s participation in the PSP, PSP2, PSP3, and the Treasury Loan, partially offset by excess tax benefits associated with the Company’s stock-based compensation arrangements. The effective tax rate for the nine months ended September 30, 2020 was favorably impacted the CARES Act benefit that allowed the 2020 net operating loss to be carried back to tax years in which a federal 35% tax rate applied, resulting in a 14% permanent rate benefit. In addition, the prior year rate was also favorably impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described further in Note 9. The resulting effective tax rates for the three months ended September 30, 2021 and 2020 reflect the updates made to the annual estimated effective tax rates for 2021 and 2020, respectively, and the impact from the discrete items.

3. Revenue Recognition
As of December 31, 2020, the Company’s air traffic liability balance was $135 million. During the nine months ended September 30, 2021, 84% of the air traffic liability as of December 31, 2020 has been recognized as passenger revenue. As of September 30, 2021, the Company’s current air traffic liability is $252 million, of which $72 million is related to customer rights to book future travel, which generally expire 12 months after issuance if not redeemed by the passenger. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers.
During the three and nine months ended September 30, 2021 and 2020, the Company recognized $14 million, $31 million, $22 million and $113 million of revenue, respectively, in passenger revenue within the condensed consolidated statements of operations, primarily related to expected and actual expiration of customer rights to book future travel.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
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
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Passenger revenues:
Fare	$254	$103	$568	$446
Non-fare passenger revenues:
Baggage	131	48	321	174
Service fees	164	61	368	232
Seat selection	47	16	118	65
Other	14	9	33	33
Total non-fare passenger revenue	356	134	840	504
Total passenger revenues	610	237	1,408	950
Other revenues	20	8	43	33
Total operating revenues	$630	$245	$1,451	$983
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$595	$243	$1,376	$937
Latin America	35	2	75	46
Total operating revenues	$630	$245	$1,451	$983

During the three and nine months ended September 30, 2021 and 2020, no revenue from any one foreign country represented greater than 5% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

4. Other Current Assets
Other current assets consist of the following (in millions):

	September 30, 2021	December 31, 2020
Prepaid expenses	$14	$24
Income tax receivable	161	161
Passenger and other taxes receivable	10	26
Other	27	15
Total other current assets	$212	$226

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
Additionally, the Company is exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven- or nine-year swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the three and nine months ended September 30, 2021, the Company did not enter into any swaps and during the three and nine months ended September 30, 2020, the Company paid no upfront premiums and $4 million, respectively, for the option to enter into and exercise cash settled swaps with a forward starting effective date.
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
In March 2020, the Company determined that it was no longer probable that estimated future fuel consumption for gallons subjected to fuel hedges would occur, primarily related to second quarter 2020 settled trades as the Company reduced scheduled flights as a result of the decline in customer demand from the COVID-19 pandemic, and, therefore, the Company was required to de-designate certain fuel hedges associated with estimated future

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

consumption declines. The impacts of the de-designation in the Company’s results of operations are reflected in the tables below.
As of September 30, 2021, the Company had no fuel derivative contracts or interest rate hedges outstanding.
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
The assets and liabilities associated with the Company’s fuel and interest rate derivative instruments are presented on a gross basis and include upfront premiums paid. These assets and liabilities are recorded as a component of other current assets and other current liabilities, respectively, on the Company’s condensed consolidated balance sheets and there were none as of September 30, 2021 and these assets and liabilities were less than $1 million as of December 31, 2020.
The following table summarizes the effect of fuel and interest rate derivative instruments reflected in aircraft fuel and rent expense, respectively, within the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Losses on fuel derivative contracts	$—	$(11)	$—	$(24)
Amortization of swaption cash flow hedges, net of tax	$—	$—	$(1)	$—

Derivatives not designated as cash flow hedges
Losses on fuel derivative contracts	$—	$(1)	$—	$(56)

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges
Fuel derivative contract gains (losses) – net of tax impact	$—	$7	$—	$(18)
Fuel derivative losses reclassified to earnings due to de-designation – net of tax impact	—	—	—	11
Interest rate derivative contract losses – net of tax impact	—	—	—	(10)
Amortization of swaption cash flow hedges, net of tax	—	—	1	—
Total	$—	$7	$1	$(17)

As of September 30, 2021, $10 million is included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the condensed consolidated statements of operations over the aircraft lease term of the hedging instrument.

6. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	September 30, 2021	December 31, 2020
Salaries, wages and benefits	$84	$97
Current portion of phantom equity units (Note 9)	26	—
Station obligations	57	33
Leased aircraft return costs	24	20
Aircraft maintenance	28	22
Passenger and other taxes and fees payable	68	41
Fuel liabilities	27	6
Warrant liability	—	18
Other current liabilities	35	30
Total other current liabilities	$349	$267

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

7. Debt
The Company’s debt obligations are as follows (in millions):

	September 30, 2021	December 31, 2020
Secured debt:
Pre-delivery credit facility(1)	$126	$141
Floating rate building note(2)	18	18
Treasury Loan(3)	150	150
Unsecured debt:
Affinity card advance purchase of mileage credits(4)	15	15
PSP Promissory Notes(5)	66	33
Total debt	375	357
Less current maturities of long-term debt, net	(85)	(101)
Less long-term debt acquisition costs and other discounts	(10)	(9)
Long-term debt, net	$280	$247
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
(2)Represents a note with National Bank of Arizona related to the Company’s headquarters building. Under the terms of the agreement, the Company will repay the outstanding principal balance in quarterly payments beginning in January 2022 until the maturity date in December 2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month LIBOR plus a margin is payable monthly.
(3)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million. The Treasury Loan has a five-year term and includes an annual interest rate based on adjusted LIBOR plus 2.5%. The Company could not draw any further funds from its Treasury Loan facility during the three months ended September 30, 2021, as the right to draw any further funds lapsed as of May 2021, and the Company did not draw any further funds from its Treasury Loan facility during the nine months ended September 30, 2021. The loan can be prepaid at par at any time without incurring a penalty. The Treasury Loan is collateralized by the Company’s co-branded credit card arrangement and related assets. As part of any funding under the loan program, the Company is required to comply with the relevant provisions of the CARES Act, which will apply until one year after the loan is repaid in full. In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and are settled in cash or shares, at the election of the Company, upon notice from the Treasury. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of the loan.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
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

Cash payments for interest related to debt was $7 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by restricted cash and as of September 30, 2021 and December 31, 2020, the Company did not have any outstanding letters of credit that were drawn upon.
As of September 30, 2021, future maturities of debt are payable as follows (in millions):

September 30, 2021
Remainder of 2021	$5
2022	106
2023	33
2024	—
2025	150
Thereafter	81
Total debt principal payments	$375

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
Aircraft
As of September 30, 2021, the Company leased 112 aircraft, all of which are under operating leases with remaining terms ranging from three months to 12 years. In addition, as of September 30, 2021, the Company leased 17 spare engines, which are all under operating leases with the remaining terms for engines included within right-of-use asset and lease liability ranging from four months to 11 years.
During the three and nine months ended September 30, 2021 and 2020, the Company executed sale-leaseback transactions with third-party lessors for five, thirteen, four and seven new Airbus A320 family aircraft, respectively. Additionally, the Company did not complete a sale-leaseback transaction for any engines during the three months ended September 30, 2021, and completed a sale-leaseback transaction for one engine during each of the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $19 million, $55 million, $18 million and $37 million during the

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

three and nine months ended September 30, 2021 and 2020, respectively, which are included as a component of other operating expenses within the condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, the Company acquired, through new operating leases, aircraft and engines totaling $480 million and $218 million, respectively, which are included in operating lease right-of-use assets on the condensed consolidated balance sheets.
In March 2020, the Company entered into two amendments with one lessor that were treated as one combined contract. One amendment extended the remaining lease terms on two aircraft from three to five years. The other included the return of $17 million in previously unrecoverable maintenance reserves for two aircraft. The remaining unamortized amount is included within the Company’s right-of-use assets as a lessor incentive as of September 30, 2021, as it was negotiated as a combined contract.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft that were previously owned by the Company. Of the four A319 aircraft originally slated to be returned in December 2021, two were returned during the second quarter of 2021 and two were returned during the third quarter of 2021, while the two A320 aircraft are to be returned at their originally agreed upon return dates in December 2021. The early returns of these aircraft retired the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $1 million and $10 million charge included as a component of rent expense within the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, related to the accelerated rent and lease return obligations of the A319 aircraft returned early.
Aircraft Rent Expense and Maintenance Obligations
During the three and nine months ended September 30, 2021 and 2020, aircraft rent expense was $128 million, $399 million, $115 million and $266 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense for maintenance-related reserves that were deemed non-recoverable was less than $1 million for each of the three and nine months ended September 30, 2021, and less than $1 million and $1 million for the three and nine months ended September 30, 2020, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $16 million, $41 million, $7 million and $17 million for three and nine months ended September 30, 2021 and 2020, respectively.
Additionally, certain of the Company’s aircraft and spare engine lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of September 30, 2021 and December 31, 2020, the Company had aircraft maintenance deposits that are expected to be recoverable of $103 million and $82 million, respectively, on its condensed consolidated balance sheets of which $11 million and less than $1 million, respectively, are included in accounts receivable, net as the eligible maintenance has been performed. The remaining $92 million and $82 million are included within aircraft maintenance deposits on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of September 30, 2021, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be approximately $1 million for the remainder of 2021 and $3 million per year for the years 2022 through 2025 and $12 million thereafter before consideration of reimbursements.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Airport Facilities
The Company’s facility leases are primarily for space at approximately 120 airports that are served and are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of September 30, 2021, the remaining lease terms vary from one month to twelve years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the condensed consolidated balance sheets as a right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to seven years as of September 30, 2021.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the condensed consolidated statements of operations. These deferrals changed operating cash flows and unfavorably impacted the Company’s results of operations by $2 million and $22 million, net, for the three and nine months ended September 30, 2021, respectively, which included a $2 million and $31 million unfavorable impact to aircraft rent within the condensed consolidated statements of operations for the same periods, respectively. There was no impact to station operations for the three months ended September 30, 2021, and a $9 million favorable impact to station operations within the condensed consolidated statements of operations resulting from additional deferrals granted for the nine months ended September 30, 2021, which will be recognized throughout the rest of 2021 and future years as such amounts are paid. The impact of the deferrals on the comparable prior year periods was an unfavorable $8 million and a favorable $64 million to operating cash flows for the three and nine months ended September 30, 2020, respectively, which included a $7 million unfavorable and $50 million favorable impact to aircraft rent and a $1 million unfavorable and $14 million favorable impact to station operations, for the three and nine months ended September 30, 2020, respectively.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost(1)	$116	$92	$357	$235
Variable lease cost(1)	76	66	228	127
Total lease costs	$192	$158	$585	$362
______________
(1)    Expenses are included within aircraft rent, station operations, maintenance materials and repairs and other operating in the Company’s condensed consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the three and nine months ended September 30, 2021 and 2020, the Company paid cash of $116 million, $339 million, $93 million and $237 million, respectively, for amounts included in the measurement of lease liabilities.

9. Stock-Based Compensation and Stockholders’ Equity
During the three and nine months ended September 30, 2021 and 2020, the Company recognized $3 million, $8 million, $2 million and $6 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the condensed consolidated statements of operations.
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
There were no options granted during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, 645,966 vested stock options were exercised with a weighted average stock price of $0.73 per share. The weighted average exercise price of outstanding options as of September 30, 2021 was $1.99 per share.
During the nine months ended September 30, 2021, 881,450 restricted stock units were issued with a weighted average grant date fair value of $14.65 per share and an aggregate fair value of $13 million. Additionally, during the nine months ended September 30, 2021, the Company withheld 187,051 restricted stock units with a weighted average grant date fair value of $11.18 per share to cover employee taxes upon award vesting.
Liability-Classified Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed by Frontier in June 2011, (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2019, the final associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in the first quarter of 2022 and, as such, is presented within other long-term liabilities and other current liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Stockholders’ Equity
As of September 30, 2021, the Company has authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. As of December 31, 2020, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 456,000,000, 76,000,000 and 1,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.

10. Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2021, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2021	—	—	—	1
2022	9	5	14	5
2023	—	19	19	2
2024	—	19	19	2
2025	17	8	25	3
Thereafter	50	16	66	9
Total	76	67	143	22
During December 2017, the Company entered into an amendment to the previously existing master purchase agreement with Airbus. Pursuant to this amendment and subsequent amendments, the Company has a commitment to purchase an incremental 67 A320neo and 67 A321neo aircraft (“incremental aircraft”) which were originally scheduled to be delivered through 2026, and further extended through 2028. The Company, at its option, has the right to convert 18 A320neo aircraft to A321XLR aircraft. The conversion right is not reflected in the table above as this option has not been exercised. The Company’s agreements with Airbus provide for, among other things, varying purchase incentives, which have been allocated proportionally and are accounted for as an offsetting reduction to the cost of the backlog aircraft and increase to the cost of the incremental aircraft. As a result, cash paid for backlog aircraft will be more than the associated capitalized cost of the aircraft and results in the recognition of a deferred purchase incentive within other assets on the condensed consolidated balance sheets, which will ultimately be offset by the lower cash payments in connection with the purchase of the incremental aircraft.
During July 2021, the Company signed a letter of intent with two of its leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. As the aircraft commitments were not yet contractually binding as of September 30, 2021, they are not reflected in the table above.
As of September 30, 2021, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $15 million for the remainder of 2021, $786 million in 2022, $1,097 million in 2023, $1,146 million in 2024, $1,425 million in 2025 and $3,915 million thereafter.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on the Company’s refund practices on Frontier initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. The Company is fully cooperating with the DOT request and the review of this matter is still in process.
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

Employees
The Company has seven union-represented employee groups that together represent approximately 88% of all employees at September 30, 2021. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of September 30, 2021:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	September 30, 2021
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	53%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	March 2024	2%
Aircraft Appearance	IBT	October 2023	1%
Material Specialists	IBT	March 2022	<1%
Dispatchers	Transport Workers Union (TWU)	December 2021	<1%
Maintenance Control	IBT	October 2023	1%

The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5 million and $4 million for health care claims estimated to be incurred but not yet paid as of September 30, 2021 and December 31, 2020, respectively, which is included as a component of other current liabilities on the condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

11. Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed pursuant to the two-class method. Under the two-class method, the Company attributes net income to common stock and other participating rights (including those with vested share-based awards). Basic net earnings per share is calculated by taking net income, less earnings allocated to participating rights, divided by the basic weighted average common stock outstanding. Net loss per share is calculated by taking net loss divided by basic weighted average common stock outstanding as participating rights do not share in losses. In accordance with the two-class method, diluted net earnings (loss) per share is calculated using the more dilutive impact of the treasury-stock method or from reducing net income for the earnings allocated to participating rights. The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$23	$(51)	$(49)	$(98)
Less: net income attributable to participating rights	(1)	—	—	—
Net income (loss) attributable to common stockholders	$22	$(51)	$(49)	$(98)
Weighted average common shares outstanding, basic	215,452,632	199,307,796	209,816,184	199,235,900
Net earnings (loss) per share, basic	$0.10	$(0.26)	$(0.23)	$(0.49)
Diluted:
Net income (loss)	$23	$(51)	$(49)	$(98)
Less: net income attributable to participating rights	(1)	—	—	—
Net income (loss) attributable to common stockholders	$22	$(51)	$(49)	$(98)
Weighted average common shares outstanding, basic	215,452,632	199,307,796	209,816,184	199,235,900
Effect of dilutive potential common shares	2,802,291	—	—	—
Weighted average common shares outstanding, diluted	218,254,923	199,307,796	209,816,184	199,235,900
Net earnings (loss) per share, diluted	$0.10	$(0.26)	$(0.23)	$(0.49)
Due to the net loss for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive. Approximately 294,679 shares were excluded from the computation of diluted shares for the three months ended September 30, 2021, as their impact would have been anti-dilutive.

12. Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosures, disclosures relating to how fair value is determined for assets and liabilities are required, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents as of September 30, 2021 and December 31, 2020 were comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Within restricted cash, the Company may also maintains certificates of deposit that secure certain letters of credit issued for workers’ compensation claim reserves and certain airport authorities. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value.
Warrants
The estimated fair value of the warrants issued in conjunction with the loans from the CARES Act, described in Note 2, was previously determined to be Level 3 measurement as of December 31, 2020. As a result of the Company’s IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and thus, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the condensed consolidated balance sheet. Subsequent warrants issued after the IPO date were recorded at fair value as a reduction to the related debt they were issued with and recorded to additional paid-in capital on the condensed consolidated balance sheet. As the warrants issued under the CARES Act will no longer be subject to recurring fair value measurements, they have been excluded from the table below as of September 30, 2021.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$126	$127	$141	$139
Floating rate building note	18	18	18	18
Treasury Loan	150	155	150	148
Unsecured debt:
Affinity card advance purchase of mileage credits	15	14	15	11
PSP Promissory Note	66	56	33	25
Total debt	$375	$370	$357	$341
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s financial statements (in millions):

	Fair Value Measurements as of September 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$802	$802	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$378	$378	$—	$—
Warrants	$18	$—	$—	$18
The Company had no transfers of assets or liabilities between fair value hierarchy levels for December 31, 2020 and September 30, 2021, other than the warrants discussed above.

13. Related Parties
Management Services
The Company is assessed a quarterly fee to Indigo Partners, LLC (“Indigo Partners”) for management services, plus expense reimbursements and the annual fees of each member of the Company’s board of directors that is affiliated with Indigo Partners. Indigo Partners manages an investment fund that is the controlling stockholder in FGHI. The expenses related to Indigo Partners’ management fees, expense reimbursements and director compensation were less than $1 million for each of the three months ended September 30, 2021 and 2020, and $1 million for each of the nine months ended September 30, 2021 and 2020.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In August 2018, the Company and Volaris began operating scheduled codeshare flights. The codeshare agreement provides for codeshare fees and revenue sharing for the codeshare flights. Each party bears its own costs and expenses of performance under the agreement, is required to indemnify the other party for certain claims and losses arising out of or related to the agreement and is responsible for complying with certain marketing and product display guidelines. The codeshare agreement also establishes a joint management committee, which includes representatives from both parties and generally oversees the management of the transactions and relationships contemplated by the agreement. The codeshare agreement was effective for a period of three years from its effective date and is now currently subject to automatic renewals and may be terminated by either party at any time upon the satisfaction of certain conditions.

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
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of COVID-19, along with government mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on our business and results of operations for the three and nine months ended September 30, 2021 and the comparable prior year periods. Although we have seen significant recovery of demand through the quarter ended September 30, 2021 as compared to the corresponding prior year period, we are unable to predict the future spread of COVID-19, including future variants of the virus such as the recent Delta variant, as well as efficacy and adherence rates of vaccines and related boosters and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel. The impact of the Delta variant on bookings, which was negative during the three months ended September 30, 2021, and the duration of that impact, are difficult to isolate or predict. We are closely monitoring the impact of the Delta variant and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to the Delta variant.
Beginning in December 2020, the Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. Widespread distribution of the vaccines has led to increased confidence in travel, particularly in the domestic leisure market on which our business is focused. While we have experienced a meaningful increase in passenger volumes as well as bookings since the vaccines became widely available, demand recovery slowed during the second half of the quarter ending September 30, 2021, due to the rise in cases from the Delta variant. We continue to closely monitor the COVID-19 pandemic and the need to adjust capacity and deploy other operational and cost-control measures as necessary to preserve short-term liquidity needs and ensure long-term viability of our business. Any anticipated adjustments to capacity and other cost-savings initiatives implemented by us may vary from actual demand and capacity needs. We continue to focus on positioning the airline to be an industry leader in the recovery from the COVID-19 pandemic and, during the three months ended September 30, 2021, we returned all of our aircraft and employees into service across all of our stations.
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
On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, we entered into an agreement with the Treasury for installment funding under a second Payroll Support Program (“PSP2”), under which we received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which has been received as of September 30, 2021. In conjunction with the PSP2 Promissory Note, we issued to the Treasury warrants to purchase up to 157,313 shares of our common stock at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, we entered into an agreement with the Treasury for installment funding under a third Payroll Support Program (“PSP3”), under which we received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which has been received as of September 30, 2021. In conjunction with the PSP3 Promissory Note, we issued to the Treasury warrants to purchase up to 79,961 shares of our common stock at an exercise price of $18.85 per share.
On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). In conjunction with the Treasury Loan, we issued to the Treasury warrants to purchase up to 2,358,090 shares of our common stock at an exercise price of $6.36 per share. As of September 30, 2021 and December 31, 2020, we had borrowed $150 million under the Treasury Loan for which the right to draw any further funds lapsed in May 2021.
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we have been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until one year after the Treasury Loan is repaid;
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
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. The ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. As a result of the increase in revenues during the second and third quarters of 2021, the Company did not qualify for any additional CARES Employee Retention Credits. During the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, we recognized $17 million, $6 million and $11 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in our condensed consolidated statements of operations and other current assets on our condensed consolidated balance sheets.
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

Cash Management and Liquidity
As a result of the measures we have taken to reduce costs and manage liquidity as outlined above, we believe our financial position and available liquidity as of the date of this report will enable us to continue to navigate through any short-term demand declines and that we are well positioned to recover as the demand for air travel continues to increase. As of September 30, 2021, we had $802 million of total available liquidity in cash and cash equivalents. We also have a current income tax receivable of $161 million primarily resulting from our net operating losses generated during 2020. We continue to monitor the impacts of the COVID-19 pandemic on our operations and financial condition and believe that our plans intended to mitigate these conditions and events will help alleviate liquidity risks presented.

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Total operating revenues for the third quarter of 2021 totaled $630 million, an increase of 157% compared to the third quarter of 2020 as the recovery from the COVID-19 pandemic was sustained for leisure travel. We had

35% more average aircraft in service during the third quarter of 2021 as compared to the corresponding prior year period, with average daily aircraft utilization recovering to over 10 hours per day, which resulted in an increase to capacity of 88% compared to the third quarter of 2020. Our fleet operated at a 77.4% load factor during the third quarter of 2021, as compared to 62.5% in the corresponding prior year period. Further improvement is expected to the utilization and load factor levels achieved in the comparable pre-COVID quarter in 2019, as the recovery from the COVID-19 pandemic continues. Our capacity during the quarter totaled 7,505 million ASMs which exceeded the 7,463 million ASMs achieved in the comparable pre-COVID quarter in 2019.
Total operating expenses for the third quarter of 2021 totaled $587 million, including $72 million of CARES Act credits and $1 million of early lease termination costs. We incurred $166 million of fuel expenses at an average cost per gallon of $2.19, as compared to $62 million of fuel expenses at an average cost per gallon of $1.65 in the corresponding prior year period, with the $104 million increase in fuel expense driven by a 102% increase in fuel consumption associated with the 88% increase in our capacity and the 33% increase in fuel rates. Our non-fuel expenses increased by 59%, driven primarily by higher capacity and the resulting increase in operations, and to a lesser extent, reduced grant income from the CARES Act during the three months ended September 30, 2021, as compared to the corresponding prior year period. CASM (excluding fuel) decreased by 15% from 6.63¢ for the three months ended September 30, 2020 to 5.62¢ for the three months ended September 30, 2021, due to the increase in capacity and the fixed nature of certain operating costs such as aircraft rent and salaries, wages and benefits in part due to the CARES Act restrictions. Adjusted CASM (excluding fuel), which excludes the impact of the CARES Act credits and early lease termination costs for the remaining A319 aircraft, decreased from 9.06¢ during the three months ended September 30, 2020, to 6.55¢ during the three months ended September 30, 2021. As the recovery from the COVID-19 pandemic continues to unfold and utilization levels normalize, the resulting capacity benefit on our fleet, which had 21% more aircraft in service but 15% less utilization per aircraft in the third quarter of 2021 as compared to the comparable quarter in 2019, is expected to favorably impact our Adjusted CASM (excluding fuel).
We generated net income of $23 million during the three months ended September 30, 2021 and a net loss of $51 million during the three months ended September 30, 2020. Our results for the three months ended September 30, 2021 include certain items which reduced our operating expenses by $71 million, including $72 million in funding recognized from the PSP3 Grant, offset by $1 million in costs incurred with the early termination of our A319 leased aircraft. Our results for the three months ended September 30, 2020 include certain items which reduced our operating expenses by $96 million, including $97 million related to funding recognized from the PSP Grant and the recognition of CARES Employee Retention Credits, offset by $1 million resulting from unfavorable mark to market adjustments on certain derivative contracts de-designated during the first quarter of 2020 as a result of the estimated future fuel consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic. The results for the three months ended September 30, 2020 also include $1 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the PSP Promissory Note. Excluding these credits and charges and the related tax benefit of $24 million and $40 million for the three months ended September 30, 2021 and 2020, respectively, our adjusted net loss was $24 million for the three months ended September 30, 2021, as compared to an adjusted net loss of $106 million for the comparable prior year period.

Operating Revenues

	Three Months Ended September 30,
	2021	2020	Change
Operating revenues ($ in millions):
Passenger	$610	$237	$373		157%
Other	20	8	12		150%
Total operating revenues	$630	$245	$385		157%

Operating statistics:
Available seat miles (ASMs) (millions)	7,505	3,986	3,519		88%
Revenue passenger miles (millions)	5,807	2,491	3,316		133%
Average stage length (statute miles)	960	984	(24)		(2)%
Load factor (%)	77.4%	62.5%	14.9	pts	N/A
Total revenue per available seat mile (RASM) (¢)	8.40	6.15	2.25		37%
Total revenue per passenger ($)	105.75	97.17	8.58		9%
Passengers (thousands)	5,958	2,523	3,435		136%
Total operating revenue increased $385 million, or 157%, during the three months ended September 30, 2021, as compared to the corresponding prior year period, as we experienced increased demand for leisure travel as COVID-19 vaccines were available and widely utilized as compared to the third quarter of 2020. The increased demand is reflected by the increases in our capacity, as measured by ASMs, which increased by 88%, as well as our load factor which increased from 62.5% to 77.4%.

Operating Expenses

	Three Months Ended September 30,				Cost per ASM
	2021	2020	Change		2021		2020		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$166	$62	$104	168%	2.21	¢	1.56	¢	42%
Salaries, wages and benefits	161	128	33	26%	2.15		3.21		(33)%
Aircraft rent	128	115	13	11%	1.71		2.89		(41)%
Station operations	108	63	45	71%	1.44		1.58		(9)%
Sales and marketing	33	17	16	94%	0.44		0.43		2%
Maintenance materials and repairs	29	17	12	71%	0.39		0.43		(9)%
Depreciation and amortization	10	8	2	25%	0.13		0.20		(35)%
CARES Act credits	(72)	(97)	25	(26)%	(0.95)		(2.43)		(61)%
Other operating expenses	24	13	11	85%	0.31		0.32		(3)%
Total operating expenses	$587	$326	$261	80%	7.83	¢	8.19	¢	(4)%

Operating statistics:
Available seat miles (ASMs) (millions)	7,505	3,986	3,519	88%
Average stage length (statute miles)	960	984	(24)	(2)%
Departures	40,418	21,251	19,167	90%
CASM (excluding fuel) (¢)	5.62	6.63	(1.01)	(15)%
Adjusted CASM (excluding fuel) (¢)	6.55	9.06	(2.51)	(28)%
Fuel cost per gallon ($)	2.19	1.65	0.54	33%
Fuel gallons consumed (thousands)	75,938	37,573	38,365	102%
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

	Three Months Ended September 30,
	2021		2020
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		7.83		8.19
Aircraft fuel	(166)	(2.21)	(62)	(1.56)
CASM (excluding fuel)		5.62		6.63
Early lease termination costs(b)	(1)	(0.02)	—	—
Cares Act – grant recognition and employee retention credits(c)	72	0.95	97	2.43
Adjusted CASM (excluding fuel)		6.55		9.06
Aircraft fuel	166	2.22	62	1.56
Derivative de-designation and mark to market adjustment(d)	—	—	(1)	(0.03)
Adjusted CASM		8.77		10.59
Net interest expense (income)	2	0.02	1	0.02
CARES Act – mark to market impact for warrants(e)	—	—	(1)	(0.02)
Adjusted CASM + net interest		8.79		10.59

CASM		7.83		8.19
Net interest expense (income)	2	0.02	1	0.02
CASM + net interest		7.85		8.21
__________________
(a)Figures may not recalculate due to rounding.
(b)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the three months ended September 30, 2021, we incurred $1 million in aircraft rent costs relating to the acceleration and resulting changes to our lease return obligations.
(c)Represents (i) the recognition of $72 million of grant funding received from the Treasury for payroll support during the three months ended September 30, 2021 as part of the PSP3 Agreement under the CARES Act and (ii) the recognition of $91 million of net grant funding received from the Treasury for payroll support during the three months ended September 30, 2020 as part of the PSP Agreement under the CARES Act along with $6 million of CARES Employee Retention Credits.
(d)Due to the significant reduction in demand resulting from the COVID-19 pandemic, our future anticipated consumption of fuel dropped significantly and we therefore de-designated hedge accounting in March 2020 on the derivative positions where the future consumption was not deemed probable, which primarily related to our written put options on our costless collars. The $1 million expense represents the mark to market impact during the three months ended September 30, 2020 on the de-designated quantities where consumption was not deemed probable.
(e)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of our initial public offering and the resulting reclassification of warrants from liability based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants.

Aircraft Fuel. Aircraft fuel expense increased by $104 million, or 168%, during the three months ended September 30, 2021, as compared to the corresponding prior year period. The increase was primarily due to a 102% increase in fuel gallons consumed due to the increased capacity and higher utilization in addition to a 33% increase in fuel rates.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $33 million, or 26%, during the three months ended September 30, 2021, as compared to the corresponding prior year period. As we did not reduce headcount during either period in accordance with the provisions of the CARES Act, the increase was primarily due to increased crew labor costs caused by more credit hours and higher rates as a result of more capacity for the three months ended September 30, 2021, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $13 million, or 11%, during the three months ended September 30, 2021, as compared to the corresponding prior year period. This increase is primarily due to higher costs associated with anticipated lease returns and the impact of a larger fleet. These increases were offset by $5 million of favorability in vendor deferrals, as $2 million in vendor deferrals from 2020 were paid during the three months ended September 30, 2021 as compared to $7 million during the comparable prior year period.

Station Operations. Station operations expense increased by $45 million, or 71%, during the three months ended September 30, 2021, as compared to the corresponding prior year period, due to a 90% increase in departures as demand continues to recover from the COVID-19 pandemic.

Sales and Marketing. Sales and marketing expense increased by $16 million, or 94%, during the three months ended September 30, 2021, as compared to the corresponding prior year period due to higher credit card fees resulting from the 157% increase in revenue and an increase in booking fees primarily due to greater volume as demand continues to recover from the impacts of the COVID-19 pandemic. The following table presents our distribution channel mix:

	Three Months Ended September 30,
Distribution Channel	2021	2020	Change
Our website, mobile app and other direct channels	72%	78%	(6)	pts
Third-party channels	28%	22%	6	pts
Maintenance Materials and Repairs. Maintenance materials and repairs expense increased by $12 million, or 71%, during the three months ended September 30, 2021, as compared to the corresponding prior year period, primarily due to increased flight hours and higher aircraft utilization caused by a 35% increase in aircraft in service as we had a larger fleet and all of our aircraft were in operation during the quarter, as compared to the highly constrained capacity during the corresponding prior year period.
Depreciation and Amortization. Depreciation and amortization expense increased by $2 million, or 25%, during the three months ended September 30, 2021, as compared to the corresponding prior year period, primarily due to an increase in capital spend to support the increased capacity.
CARES Act Credits. CARES Act credits decreased by $25 million during the three months ended September 30, 2021, as compared to the corresponding prior year period. During the three months ended September 30, 2021, we recognized $72 million in PSP grant funding received from the Treasury under the PSP3 Agreement and no CARES Employee Retention Credits, as compared to $91 million in net PSP grant funding and $6 million in CARES Employee Retention Credits recognized during the three months ended September 30, 2020.
Other Operating Expenses. Other operating expenses increased by $11 million, or 85%, during the three months ended September 30, 2021, as compared to the prior year period. The increase was driven primarily by increases in travel expenses relating to crew accommodations due to increased capacity as demand continues to recover from the COVID-19 pandemic, and higher other general and administrative costs.

Other Income (Expense). We incurred $2 million in other expenses during the three months ended September 30, 2021, as compared to $1 million during the three months ended September 30, 2020, primarily due to $2 million of increased interest expense and amortization of debt financing charges primarily related to the CARES Act funding.
Income Taxes. Our effective tax rate reflected a 43.9% income tax expense during the three months ended September 30, 2021, as compared to 37.8% of income tax benefit during the corresponding prior year period. The effective tax rate for the three months ended September 30, 2021 deviated from the statutory rate as a result of updates made to the annual estimated effective tax rate, and the resulting impact to the tax expense for the three months ended September 30, 2021. Conversely, the effective tax rate for the three months ended September 30, 2020 deviated from the statutory rate due to the increase in projected losses for 2020 that would be carried back under the CARES Act.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Total operating revenues for the nine months ended September 30, 2021 totaled $1,451 million, an increase of 48% compared to the nine months ended September 30, 2020 as the demand for leisure travel continues to recover from the COVID-19 pandemic. We had 33% more average aircraft in service during the nine months ended September 30, 2021 as compared to the corresponding prior year period, with a 16% increase in average daily aircraft utilization, which resulted in an increase to capacity of 50% compared to the nine months ended September 30, 2020.
Total operating expenses during the nine months ended September 30, 2021 totaled $1,482 million, including $295 million of CARES Act credits and $11 million of early lease termination costs. Fuel expense was 38% higher during the nine months ended September 30, 2021, as compared to the corresponding prior year period, primarily due to the 54% increase in fuel consumption, partially offset by a 10% decrease in fuel cost per gallon, which was primarily due to the $80 million in losses from fuel hedging during the nine months ended September 30, 2020 compared to none in the nine months ended September 30, 2021. Our non-fuel expenses increased by 24%, driven primarily by higher capacity and the resulting increase in operations during the nine months ended September 30, 2021, as compared to the corresponding prior year period. Aircraft rent during the nine months ended September 30, 2021 was also unfavorably impacted by the payback of vendor deferrals granted in 2020, the impact of a larger fleet and costs related to early termination of the leases related to our remaining A319 aircraft. These increases in non-fuel expenses were partly offset by a $107 million increase in benefits from CARES Act credits. CASM (excluding fuel) decreased by 18%, from 6.97¢ for the nine months ended September 30, 2020 to 5.74¢ for the nine months ended September 30, 2021, on increased capacity, and Adjusted CASM (excluding fuel), which excludes the impact of the CARES Act credits, early lease termination costs for the remaining A319 aircraft and the one-time write-off of deferred registration statement costs due to the uncertainty in the capital markets caused by the COVID-19 pandemic, decreased from 8.40¢ for the nine months ended September 30, 2020 to 7.24¢ for the nine months ended September 30, 2021.
We generated a net loss of $49 million during the nine months ended September 30, 2021 and a net loss of $98 million during the nine months ended September 30, 2020, as a result of the significant reduction in demand beginning in March 2020 caused by the COVID-19 pandemic. Our results for the nine months ended September 30, 2021 include CARES Act credits and other charges that reduced our operating expenses by $284 million, including $295 million related to funding recognized from the PSP2 and PSP3 Grants and the recognition of CARES Employee Retention Credits offset by $11 million in costs incurred with the early termination of our A319 leased aircraft. The results for the nine months ended September 30, 2021 also include $22 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the Treasury Loan and PSP Promissory Notes. Our results for the nine months ended September 30, 2020 include certain items that reduced our operating expenses by $129 million and include $188 million related to funding recognized from the PSP Grant and the recognition of CARES Employee Retention Credits partly offset by $52 million in expenses resulting from the de-designation of certain derivative contracts as a result of the estimated future fuel consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic and the subsequent mark to market adjustments and $7 million relating to a one-time write-off of deferred registration statement costs due to the uncertainty in the capital markets caused by the COVID-19 pandemic. The results for the nine months ended September 30, 2020 also include $1 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the PSP Promissory Note. Excluding these credits and charges and the related tax benefit of $64 million and $58 million for the nine months ended September 30, 2021 and 2020, respectively, our adjusted net loss was $247 million for the nine months ended September 30, 2021, as compared to an adjusted net loss of $168 million for the comparable prior year period.
Operating Revenues

	Nine Months Ended September 30,
	2021	2020	Change
Operating revenues ($ in millions):
Passenger	$1,408	$950	$458	48%
Other	43	33	10	30%
Total operating revenues	$1,451	$983	$468	48%

Operating statistics:
Available seat miles (millions)	19,031	12,675	6,356	50%
Revenue passenger miles (millions)	14,562	8,647	5,915	68%
Average stage length (statute miles)	965	1,010	(45)	(4)%
Load factor (%)	76.5%	68.2%	8.3 pts	N/A
Total revenue per available seat mile (RASM) (¢)	7.62	7.76	(0.14)	(2)%
Total revenue per passenger ($)	97.93	117.44	(19.51)	(17)%
Passengers (thousands)	14,813	8,373	6,440	77%
Total operating revenue increased $468 million, or 48%, during the nine months ended September 30, 2021, as compared to the corresponding prior year period, as we experienced increased demand for leisure travel as COVID-19 vaccines were available and widely utilized as compared to the nine months ended September 30, 2020. Revenue was favorably impacted by the 50% capacity growth, as measured by ASMs, as well as the increase in our load factor from 68.2% during nine months ended September 30, 2020 to 76.5% for the nine months ended September 30, 2021. Additionally, our RASM and total revenue per passenger were lower during the nine months ended September 30, 2021 due primarily to the decrease in expected and actual expiration of customer rights to book future travel recognized in 2021 as compared to the corresponding prior year period.

Operating Expenses

	Nine Months Ended September 30,				Cost per ASM
	2021	2020	Change		2021		2020		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$389	$281	$108	38%	2.04	¢	2.22	¢	(8)%
Salaries, wages and benefits	454	406	48	12%	2.39		3.20		(25)%
Aircraft rent	399	266	133	50%	2.10		2.10		—%
Station operations	285	182	103	57%	1.50		1.44		4%
Sales and marketing	80	62	18	29%	0.42		0.49		(14)%
Maintenance materials and repairs	82	59	23	39%	0.43		0.47		(9)%
Depreciation and amortization	28	23	5	22%	0.15		0.18		(17)%
CARES Act credits	(295)	(188)	(107)	57%	(1.55)		(1.48)		5%
Other operating expenses	60	73	(13)	(18)%	0.31		0.57		(46)%
Total operating expenses	$1,482	$1,164	$318	27%	7.79	¢	9.19	¢	(15)%

Operating statistics:
Available seat miles (ASMs) (millions)	19,031	12,675	6,356	50%
Average stage length (statute miles)	965	1,010	(45)	(4)%
Departures	101,953	65,536	36,417	56%
CASM (excluding fuel) (¢)	5.74	6.97	(1.23)	(18)%
Adjusted CASM (excluding fuel) (¢)	7.24	8.40	(1.16)	(14)%
Fuel cost per gallon ($)	2.06	2.29	(0.23)	(10)%
Fuel gallons consumed (thousands)	189,003	122,506	66,497	54%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest

	Nine Months Ended September 30,
	2021		2020
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		7.79		9.19
Aircraft fuel	(389)	(2.05)	(281)	(2.22)
CASM (excluding fuel)		5.74		6.97
Early lease termination costs(b)	(11)	(0.05)	—	—
Cares Act – grant recognition and employee retention credits(c)	295	1.55	188	1.48
Write-off of deferred registration statement costs due to significant market uncertainty(d)	—	—	(7)	(0.05)
Adjusted CASM (excluding fuel)		7.24		8.40
Aircraft fuel	389	2.04	281	2.22
Derivative de-designation and mark to market adjustment(e)	—	—	(52)	(0.41)
Adjusted CASM		9.28		10.21
Net interest expense (income)	27	0.14	(2)	(0.02)
CARES Act – mark to market impact for warrants(f)	(22)	(0.11)	(1)	(0.01)
Adjusted CASM + net interest		9.31		10.18

CASM		7.79		9.19
Net interest expense (income)	27	0.14	(2)	(0.02)
CASM + net interest		7.93		9.17
__________________
(a)Figures may not recalculate due to rounding.
(b)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the nine months ended September 30, 2021, we incurred $10 million in aircraft rent costs and $1 million in depreciation relating to the acceleration and resulting changes to our lease return obligations.
(c)Represents (i) the recognition of $278 million of the grant funding received from the Treasury for payroll support during the nine months ended September 30, 2021 as part of the PSP2 and PSP3 Agreements under the CARES Act along with $17 million of CARES Employee Retention Credits and (ii) the recognition of $177 million of net grant funding received from the Treasury for payroll support during the nine months ended September 30, 2020 as part of the PSP Agreement under the CARES Act, along with $11 million of CARES Employee Retention Credits.
(d)Represents the write-off of our deferred IPO preparation costs during the first quarter of 2020 due to the impact of the COVID-19 pandemic and the resulting uncertainty on our ability to access the capital markets.
(e)Due to the significant reduction in demand resulting from the COVID-19 pandemic, our future anticipated consumption of fuel dropped significantly and we therefore de-designated hedge accounting in March 2020 on the derivative positions where the future consumption was not deemed probable, which primarily related to our written put options on our costless collars. The $52 million charge is the result of the de-designation and the resulting mark to market impact on the quantities where consumption was not deemed probable.
(f)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of our IPO and the resulting reclassification of warrants from liability based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants.
Aircraft Fuel. Aircraft fuel expense increased by $108 million, or 38%, during the nine months ended September 30, 2021, as compared to the corresponding prior year period. The increase was primarily due to the 54% increase in fuel gallons consumed due to the higher capacity offset by a 10% decrease in fuel rates. The decrease in rates was due to the $80 million of losses from fuel hedges during the corresponding prior year period, primarily resulting from the de-designation of certain derivative contracts as a result of the estimated consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic and the subsequent mark to market adjustments.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $48 million, or 12%, during the nine months ended September 30, 2021, as compared to the corresponding prior year period. As we did not reduce headcount during either period and have operated in accordance with the provisions of the CARES Act, which began in March 2020, the increase was primarily due to increased crew expenses caused by higher rates and credit hours as a result of more capacity and due to higher employee benefit costs for the nine months ended September 30, 2021, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $133 million, or 50%, during the nine months ended September 30, 2021, as compared to the corresponding prior year period, primarily due to the unfavorable recognition of $31 million in vendor deferrals received in 2020 that were paid during the nine months ended September 30, 2021 as compared to a favorable $50 million in deferred expenses during the comparable prior year period. Further increases were due to the impact of a larger fleet, higher costs associated with anticipated lease returns and the early termination costs of the leases related to our remaining A319 aircraft.

Station Operations. Station operations expense increased by $103 million, or 57%, during the nine months ended September 30, 2021, as compared to the corresponding prior year period, due to a 56% increase in departures and a 77% increase in passengers as demand continues to recover from the COVID-19 pandemic and a $5 million net unfavorable impact of payment deferrals year over year related to certain leases with our airport facilities based on negotiations with our vendors to manage liquidity, particularly during the early stages of the COVID-19 pandemic.
Sales and Marketing. Sales and marketing expense increased by $18 million, or 29%, during the nine months ended September 30, 2021, as compared to the corresponding prior year period, primarily due to an increase in booking fees due to greater volume as demand continues to recover from the impacts of the COVID-19 pandemic, and higher credit card fees resulting from the 48% increase in revenue. The following table presents our distribution channel mix:

	Nine Months Ended September 30,
Distribution Channel	2021	2020	Change
Our website, mobile app and other direct channels	72%	76%	(4)	pts
Third-party channels	28%	24%	4	pts
Maintenance Materials and Repairs. Maintenance materials and repair expense increased by $23 million, or 39% during the nine months ended September 30, 2021, as compared to the corresponding prior year period, primarily due to higher flight hours and aircraft utilization due to the 33% increase in aircraft in service as compared to the highly constrained capacity during the corresponding prior year period, as well as an increase in maintenance checks performed during the current period.
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 22%, during the nine months ended September 30, 2021 as compared to the corresponding prior year period, due to an increase in capitalized maintenance, other flight equipment and leasehold improvements.
CARES Act Credits. CARES Act credits increased by $107 million during the nine months ended September 30, 2021, as compared to the corresponding prior year period. During the nine months ended September 30, 2021, we recognized $278 million in grant funding received from the Treasury under the PSP2 and PSP3 Agreements and $17 million in CARES Employee Retention Credits, as compared to $177 million in net PSP grant funding and $11 million in CARES Employee Retention Credits recognized during nine months ended September 30, 2020.
Other Operating Expenses. Other operating expenses decreased by $13 million, or 18%, during the nine months ended September 30, 2021, as compared to the corresponding prior year period. The decrease was driven primarily by an $18 million increase in gains recognized on sale leaseback transactions as we took six more deliveries during the nine months ended September 30, 2021, as compared to the corresponding prior year period, and a $7 million decrease due to the write off of our deferred registration costs during the nine months ended September 30, 2020.

These decreases were partially offset by higher expenses due to increased capacity as demand continues to recover from the COVID-19 pandemic.
Other Income (Expense). We incurred $27 million in other expenses during the nine months ended September 30, 2021, as compared to $2 million in other income during the nine months ended September 30, 2020, primarily due to $22 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan, as compared to $1 million in the corresponding prior year period, in addition to decreases in interest income resulting from lower interest rates. Further increases in interest expense relate to increased principal balances from CARES Act funding outstanding during the nine months ended September 30, 2021.
Income Taxes. Our effective tax rate for the nine months ended September 30, 2021 was a benefit of 15.5%, compared to a benefit of 45.3% for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 is lower than the statutory rate primarily due to non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of our participation in the PSP, PSP2, PSP3, and the Treasury Loan, partially offset by excess tax benefits associated with the our stock-based compensation arrangements. The effective tax rate for the nine months ended September 30, 2020 was favorably impacted by the CARES Act benefit that allowed the 2020 net operating loss to be carried back to tax years in which a federal 35% tax rate applied, resulting in a 14% permanent rate benefit. In addition, the prior year rate was also favorably impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described further in Note 9.
Reconciliation of EBITDA to Adjusted EBITDAR

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
EBITDA(a)	$53	$(73)	$(3)	$(158)
EBITDAR(b)	$181	$42	$396	$108
Adjusted EBITDA(a)	$(18)	$(169)	$(288)	$(287)
Adjusted EBITDAR(b)	$109	$(54)	$101	$(21)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in millions)		(in millions)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$23	$(51)	$(49)	$(98)
Plus (minus):
Interest expense	4	2	31	7
Capitalized interest	(1)	(1)	(3)	(5)
Interest income and other	(1)	—	(1)	(4)
Income tax expense (benefit)	18	(31)	(9)	(81)
Depreciation and amortization	10	8	28	23
EBITDA	53	(73)	(3)	(158)
Plus: Aircraft rent	128	115	399	266
EBITDAR	$181	$42	$396	$108

EBITDA	$53	$(73)	$(3)	$(158)
Plus (minus)(a):
Early lease termination costs	1	—	10	—
Cares Act – grant recognition and employee retention credits	(72)	(97)	(295)	(188)
Write-off of deferred registration statement costs due to significant market uncertainty	—	—	—	7
Derivative de-designation and mark to market adjustment	—	1	—	52
Adjusted EBITDA	(18)	(169)	(288)	(287)
Plus: Aircraft rent(b)	127	115	389	266
Adjusted EBITDAR	$109	$(54)	$101	$(21)
__________________
(a)See “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest” above for discussion on adjusting items.
(b)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $1 million and $10 million for the three and nine months ended September 30, 2021, respectively, for costs incurred due to the early termination of our A319 leased aircraft. See footnote (b) under the caption “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest”.

Comparative Operating Statistics
The following tables set forth our operating statistics for the three and nine months ended September 30, 2021 and 2020. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the prior year period, as well as against the performance of our peers.

	Three Months Ended September 30,			Percent	Nine Months Ended September 30,			Percent
	2021	2020		Change	2021	2020		Change
Operating statistics (unaudited)(a)
Available seat miles (ASMs) (millions)	7,505	3,986		88%	19,031	12,675		50%
Departures	40,418	21,251		90%	101,953	65,536		56%
Average stage length (statute miles)	960	984		(2)%	965	1,010		(4)%
Block hours	107,038	54,924		95%	269,655	176,553		53%
Average aircraft in service	109	81		35%	105	79		33%
Aircraft – end of period	112	102		10%	112	102		10%
Average daily aircraft utilization (hours)	10.6	7.4		43%	9.4	8.1		16%
Passengers (thousands)	5,958	2,523		136%	14,813	8,373		77%
Average seats per departure	193	191		1%	193	191		1%
Revenue passenger miles (RPMs) (millions)	5,807	2,491		133%	14,562	8,647		68%
Load Factor (%)	77.4%	62.5%	14.9	pts	76.5%	68.2%	8.3	pts
Fare revenue per passenger ($)	42.74	40.78		5%	38.36	53.31		(28)%
Non-fare passenger revenue per passenger ($)	59.77	53.19		12%	56.72	60.21		(6)%
Other revenue per passenger ($)	3.24	3.20		1%	2.85	3.92		(27)%
Total revenue per passenger ($)	105.75	97.17		9%	97.93	117.44		(17)%
Total revenue per available seat mile (RASM) (¢)	8.40	6.15		37%	7.62	7.76		(2)%
Cost per available seat mile (CASM) (¢)	7.83	8.19		(4)%	7.79	9.19		(15)%
CASM (excluding fuel) (¢)	5.62	6.63		(15)%	5.74	6.97		(18)%
CASM + net interest (¢)	7.85	8.21		(4)%	7.93	9.17		(14)%
Adjusted CASM (¢) (b)	8.77	10.59		(17)%	9.28	10.21		(9)%
Adjusted CASM (excluding fuel) (¢) (b)	6.55	9.06		(28)%	7.24	8.40		(14)%
Adjusted CASM + net interest (¢) (b)	8.79	10.59		(17)%	9.31	10.18		(9)%
Fuel cost per gallon ($)	2.19	1.65		33%	2.06	2.29		(10)%
Fuel gallons consumed (thousands)	75,938	37,573		102%	189,003	122,506		54%
Employees (FTE)	5,405	5,023		8%	5,405	5,023		8%
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

Liquidity, Capital Resources and Financial Position
As of September 30, 2021, we had $802 million of total available liquidity made up of cash and cash equivalents. We also have a current income tax receivable of $161 million as of September 30, 2021, primarily resulting from our net operating loss generated during the year ended December 31, 2020. As of September 30, 2021, we had $85 million of short-term debt and $280 million of net long-term debt. The $365 million of total net debt is comprised of our $150 million Treasury Loan, $126 million PDP Financing Facility, $66 million PSP Promissory Notes, $18 million in secured indebtedness for our headquarters building, and a $15 million pre-

purchased miles facility with Barclays, partly offset by $10 million in deferred debt acquisition costs and other discounts. Our primary uses of liquidity are for working capital, capital expenditures, aircraft pre-delivery payments, maintenance reserve deposits and debt repayments.
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
We have a current income tax receivable of $161 million as of September 30, 2021 and are focused on repaying the $150 million currently outstanding under our Treasury Loan, thereby unencumbering our co-branded credit card program that is currently collateralizing the Treasury Loan as soon as liquidity and business conditions permit. We believe that our loyalty program, encompassing our co-branded credit card program and Discount Den subscription program, together with the Frontier brand could generate substantial liquidity should the need arise, based on debt financings secured by similar assets engaged in by other airlines.
Our single largest capital commitment relates to the acquisition of aircraft. As of September 30, 2021, we operated all of our 112 aircraft under operating leases. Pre-delivery payments relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of September 30, 2021, we had $196 million of pre-delivery payments held by Airbus which has been partially financed by our PDP Financing Facility. As of September 30, 2021 our PDP Financing Facility had $126 million outstanding which we have the ability to draw up to an aggregate of $200 million on. In May 2021, we entered into an early termination and buyout agreement with one of our lessors for six aircraft that were previously owned by us. Of the four A319 aircraft originally slated to be returned in December 2021, two were returned during the second quarter of 2021 and two were returned during the third quarter of 2021, while the two A320 aircraft are to be returned at their originally agreed upon return dates in December 2021. The early returns of these aircraft retired the remaining A319 aircraft in our fleet. As of September 30, 2021, we had an obligation to purchase 143 A320neo family aircraft by 2028, none of which had a committed operating lease. We are evaluating financing options for the remaining aircraft.
We are required by some of our aircraft leases to pay maintenance reserves to our respective aircraft lessors in advance of our performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During the nine months ended September 30, 2021 and 2020, we made $14 million and $12 million, respectively, in maintenance deposit payments to our lessors. As of September 30, 2021, we had $103 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheets, of which $11 million was included in accounts receivable because the eligible maintenance had been performed.
On December 3, 2013, to give effect to the reorganization of our corporate structure, an agreement was reached to amend and restate a phantom equity agreement with our pilots. Under the terms of this agreement, pilots received phantom equity units which became fully vested in 2016. Each unit constituted the right to receive the cash value of a share of our common stock or, in certain circumstances, a share of common stock in connection with certain events. As of December 31, 2019, the final associated liability agreed to by FAPAInvest, LLC became fixed and the associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in the first quarter of 2022 and, as such, is presented within other long-term liabilities and other current liabilities on our condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021, respectively.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of September 30, 2021, we are in compliance with all of our covenants, except we have obtained a waiver of relief for the covenant provisions through the end of 2021 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
The following table presents the major indicators of our financial condition and liquidity.

	September 30, 2021	December 31, 2020

	(in millions)
Cash and cash equivalents	$802	$378
Total current assets, excluding cash and cash equivalents	$290	$272
Total current liabilities, excluding current maturities of long-term debt and operating leases	$703	$486
Current maturities of long-term debt, net	$85	$101
Long-term debt, net	$280	$247
Stockholders’ equity	$576	$310
Debt to capital ratio	39%	53%
Debt to capital ratio, including operating lease obligations	83%	89%
As a result of the measures to reduce costs and manage liquidity as outlined above, we believe our financial position, made up of $802 million of cash and cash equivalents as of September 30, 2021, will allow us to continue to navigate through any short-term demand declines and that we have significantly increased liquidity as demand for air travel increases. In addition, our current tax receivable of $161 million as of September 30, 2021 may provide us with an opportunity, when received, to unencumber our co-branded credit card program currently collateralizing our Treasury Loan, if still outstanding, and create an additional source of liquidity if the need were to arise, based on debt financings secured by similar assets engaged in by other airlines.
Cash Flows
The following table presents information regarding our cash flows in the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in millions)
Net cash provided by (used in) operating activities	$96	$(366)
Net cash provided by investing activities	4	15
Net cash provided by financing activities	324	148
Net increase (decrease) in cash, cash equivalents and restricted cash	424	(203)
Cash, cash equivalents and restricted cash at beginning of period	378	768
Cash, cash equivalents and restricted cash at end of period	$802	$565
Operating Activities
During the nine months ended September 30, 2021, net cash provided by operating activities totaled $96 million, which was primarily driven by inflows from changes in net operating assets and liabilities of $150 million partly offset by a $49 million net loss resulting from the significant impact the COVID-19 pandemic had on our operations. The $150 million of inflows from other net operating assets and liabilities includes a $117 million increase in our air traffic liability as a result of increased bookings, a $57 million increase in other liabilities and a $16 million increase in accounts payable as our operational related accruals increased during 2021 in line with demand, capacity and overall departure increases and a $13 million cash inflow from supplies and other current assets due primarily to the decrease in other current assets. These cash inflows due to changes in our operating assets and liabilities were partly offset by an increase to our other long-term assets as well as higher maintenance and credit card receivables and increases to our aircraft maintenance deposits. Our net loss of $49 million includes the following significant items that were adjusted in arriving at cash provided by operating activities: $55 million of gains recognized on sale-leaseback transactions, deferred tax benefit of $9 million, partly offset by depreciation and amortization of $28 million, an unrealized loss of $22 million on the mark to market of our warrant liability with the Treasury, stock-based compensation expense of $8 million, and amortization of swaption cash flow hedges, net of tax of $1 million.
During the nine months ended September 30, 2020, net cash used in operating activities totaled $366 million, which was primarily driven by the $263 million cash outflow from changes in operating assets and liabilities including a $110 million decrease in other liabilities, primarily due to the $111 million phantom equity payment to our pilots in March 2020, a $104 million increase in supplies and other current assets driven primarily by an increase in our current income tax receivable from our net operating loss, a $86 million decrease in our air traffic liability due to the significant impact of the COVID-19 pandemic on our operations and resulting demand, and increases in other long term assets and aircraft maintenance deposits. These cash inflows due to changes in our operating assets and liabilities were partly offset by a $47 million decline in our accounts receivable balance due to lower credit card and other maintenance related receivables as a result of reduced operations from the COVID-19 pandemic and a $36 million increase in our accounts payable balance. Our net loss of $98 million included the following significant items that were adjusted in arriving at cash used in operating activities: $37 million of gains recognized on sale-leaseback transactions, deferred tax benefit of $9 million, cash outflows from derivative instruments of $6 million, partly offset by depreciation and amortization of $23 million, stock-based compensation expense of $6 million and unrealized loss on warrant liability of $1 million. We also had cash inflows from operating leases of $17 million from the return of previously unrecoverable maintenance reserves for two aircraft.
Investing Activities
During the nine months ended September 30, 2021, net cash provided by investing activities totaled $4 million, driven by net refunds for pre-delivery deposit activity of $28 million, partly offset by investments we made in property and equipment resulting in a $20 million cash outflow, along with $4 million in outflows relating to other investing activity.
During the nine months ended September 30, 2020, net cash provided by investing activities totaled $15 million. During the period, we received $22 million of net refunds for pre-delivery payments for future aircraft deliveries, partially offset by $6 million of investments in property and equipment and $1 million in cash outflows relating to other investing activity.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $324 million, primarily driven by $266 million aggregate net proceeds from our IPO, $43 million in net proceeds received from sale-leaseback transactions and $18 million in proceeds from the issuance of long-term debt net of principal repayments due to $33 million of proceeds from the PSP2 and PSP3 Promissory Notes, offset by the net paydown of our PDP Financing Facility. These increases were partly offset by $3 million of payments for minimum tax withholdings related to vesting of share-based awards.
During the nine months ended September 30, 2020, net cash provided by financing activities was $148 million, primarily driven by $115 million in proceeds from the issuance of long-term debt net of principal repayments and $34 million in net proceeds received from sale-leaseback transactions, partly offset by $1 million of payments related to minimum tax withholdings of share-based awards.
Commitments and Contractual Obligations
Our contractual purchase commitments as of September 30, 2021 include future aircraft and engine acquisitions. Except to the extent set forth in the applicable notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, the table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in this and the following tables represent our current best estimate; however, the actual delivery schedule may differ from the tables below, potentially materially.

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2021	—	—	—	1
2022	9	5	14	5
2023	—	19	19	2
2024	—	19	19	2
2025	17	8	25	3
Thereafter	50	16	66	9
Total	76	67	143	22
During 2019, we entered into an amendment that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft. This conversion right is not reflected in the table above as this option has not been exercised.
During July 2021, we signed a letter of intent with two of our leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023.
The following table includes our contractual obligations as of September 30, 2021, for the periods in which payments are due:

	Remainder of 2021	2022-2023	2024-2025	Thereafter	Total

Long-term debt(1)	$5	$139	$150	$81	$375
Interest commitments(2)	2	13	9	8	32
Operating lease obligations	120	887	809	1,233	3,049
Flight equipment purchase obligations	15	1,883	2,571	3,915	8,384
Maintenance deposit obligations(3)	1	6	6	12	25
Total	$143	$2,928	$3,545	$5,249	$11,865
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
As of September 30, 2021, all 112 aircraft in our fleet were subject to operating leases. These leases expire between 2021 and the end of 2033.

Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" contained in our Prospectus filed April 2, 2021.

Off-Balance Sheet Arrangements
In response to the COVID-19 pandemic, we were granted rent payment deferrals totaling a net favorable impact of $31 million and $2 million which were not included within aircraft rent expense or station operations, respectively, within the condensed consolidated statement of operations for the year ended December 31, 2020. The impact of the deferrals decreased operating cash flows and unfavorably impacted our results of operations by $2 million and $22 million for the three and nine months ended September 30, 2021, respectively. The deferral impact included a $2 million and $31 million unfavorable impact to aircraft rent for the three and nine months ended September 30, 2021, respectively, which was partially offset by additional station deferrals granted during the nine months ended September 30, 2021 in which there was no impact to station operations for the three months ended September 30, 2021 and a $9 million favorable impact for the nine months ended September 30, 2021. The impact of the deferrals on the comparable prior year periods was an unfavorable $8 million and a favorable $64 million to operating cash flows and results of operations for the three and nine months ended September 30, 2020, respectively, which included a $7 million unfavorable and $50 million favorable impact to aircraft rent and a $1 million unfavorable and $14 million favorable impact to station operations, for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had paid back all of our aircraft rent deferrals, and had $11 million in station deferrals yet to be recognized. The remaining deferrals will be recognized throughout the rest of 2021 and into future years as such amounts are paid.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 28%, 26%, 19% and 24% of total operating expenses for the three and nine months ended September 30, 2021 and 2020, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $45 million. Our strategy has been primarily to purchase out-of-the-money call options which are intended to provide protection against a large upward movement in fuel prices, while also allowing us to participate in any material fall in fuel prices. While this has been our strategy, we entered into collars during 2019 that resulted in significant payment in 2020 when the price of fuel went below the put. As of September 30, 2021 and December 31, 2020 we had no fuel derivative contracts outstanding.
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
Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on our PDP Financing Facility, floating rate building note, Treasury Loan and our affinity card advance purchase of mileage credits. With respect to the PDP Financing Facility, we are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine year swap rate. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three and nine months ended September 30, 2021, we did not enter into any swaps and during the three and nine months ended September 30, 2020, we paid no upfront premiums and $4 million, respectively, for the option to enter into and exercise cash settled swaps with a forward starting effective date. As of September 30, 2021, we have no interest rate hedges outstanding. During the nine months ended September 30, 2021, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
Foreign Exchange. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Dominican Republic peso and Canadian dollar. Our revenue is U.S. dollar denominated.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

PART II – OTHER INFORMATION
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
In December 2019, a novel strain of coronavirus was reported in Wuhan, China. COVID-19 has since spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and the implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures or recommendations against air travel, the implementation of mandatory quarantine periods after travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to the COVID-19 pandemic, we have significantly reduced capacity from our original plan and will continue to evaluate the need for further flight schedule adjustments. Although we have seen significant recovery of demand through the quarter ended September 30, 2021, we are unable to predict the future spread of COVID-19, including future variants of the virus including the most recent Delta variant, along with resulting measures that may be introduced by governments or other parties and what impact they may have on the demand for air travel. The impact of the Delta variant on bookings, which was negative during the three months ended September 30, 2021, or the impact of any future variant that may present itself, and the duration of that impact, are difficult to isolate or predict. We are closely monitoring the impact of the Delta variant and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to the Delta variant.
In response to the impacts of the COVID-19 pandemic, beginning in March 2020, we have taken measures to address the significant cash outflows resulting from the sharp decline in demand and we continue to evaluate options should the lack of demand for air travel continue beyond the near term. During 2020 and through September 30, 2021, we also reduced our flight schedule to match demand levels and implemented various other initiatives to reduce costs and manage liquidity including, but not limited to:
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
•securing current funding and future liquidity from the CARES Act including PSP, PSP2, PSP3 and the Treasury Loan as well as other financing sources; and
•amending certain debt covenant metrics to align with current and expected demand.
On March 27, 2020, the CARES Act was signed into law. On April 30, 2020 we entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the U.S. Department of the Treasury (the “Treasury”) to receive funding through the Payroll Support Program (the “PSP”) over the second and third quarters of 2020. On September 28, 2020, we entered into a Loan and Guarantee Agreement (the “Treasury Loan Agreement”) with the Treasury for a secured term loan facility (the “Treasury Loan”); on January 15, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Extension Agreement (the “PSP2 Agreement”); and on April 29, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Program 3 Agreement (the “PSP3 Agreement”). The funding we received is subject to significant restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”

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
We are depending upon a successful COVID-19 vaccine, including an efficient distribution and sufficient supply, and significant uptake by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our growth plans and business strategy. We cannot predict if or when we will be able to resume full normal operations. The failure of a vaccine, including to the extent it is not effective against the future variants of the virus including the most recent Delta variant, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, results of operations and financial condition. Since August 2021, we have required our team members to be vaccinated or subject to a regular testing alternative. In September 2021, the Biden administration announced plans to require employers with 100 or more workers to mandate that their personnel be vaccinated or undergo weekly testing, which mandate is presently subject to unresolved court challenges, and also issued guidance requiring the employees of federal contractors, including certain airlines, to be fully vaccinated without a testing alternative. Although we are not currently a federal contractor and, therefore, are not subject to the mandatory vaccination requirement, we cannot predict what policies we may determine, or be required, to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel.
In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.
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
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we have been and will continue to be subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until one year after the Treasury Loan is repaid;
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
In addition, airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. For instance, in 2017 there was widespread capacity growth across the United States, including in many of the markets in which we operate. In particular, during 2017, both Southwest Airlines and United Airlines increased their capacity in Denver. The domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons, including, for example, actions by American Airlines in 2015 and United Airlines in 2017 to match fares offered in many of their markets by ULCCs, with resulting material adverse effects on the revenues of the airlines involved. The increased capacity across the United States in 2017 exacerbated the competitive pricing environment, particularly beginning in the second quarter of 2017, and this activity continued throughout 2018 and the first half of 2019. Given the decreased demand resulting from the COVID-19 pandemic, we expect significant competition, including price competition, at least in the short-term and as the U.S. market recovers. If we continue to experience increased competition our business could be materially adversely affected.
We also expect that new work patterns and the growth of remote work will lead to increasing numbers of employees choosing to live remotely from their office location, which could significantly alter the historical demand levels on the routes we serve. While we believe our low fares and low costs will enable us to grow our network in new markets profitably to take advantage of new demand patterns as they arise, there can be no assurance that we will be successful in doing so or that we will be able to successfully compete with other U.S. airlines on such routes. If we fail to establish ourselves in such new markets our business could be materially adversely affected.
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies. Additionally, several new market entrants, including Avelo Airlines and Breeze Airways, have commenced or announced their intent to commence operations, which could present further competition should they develop ULCC strategies. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a new tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their network. A competitor adopting a ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to execute a ULCC strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, our business, results of operations and financial condition could be materially adversely affected.
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

Our business has been, and may in the future be, materially adversely affected by the price and availability of aircraft fuel. Unexpected pricing of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 28%, 26%, 19% and 24% of our operating expenses for the three and nine months ended September 30, 2021 and 2020, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly as has occurred in 2021. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft, we operate and have on order. See also “Risks Related to Our Business—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.” Aircraft fuel expense per gallon increased 33%, to $2.19, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to an increase in fuel gallons consumed as a result of high capacity, and decreased 10%, to $2.06, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to significant losses on fuel hedges during 2020. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
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
As of September 30, 2021, we had no fuel cash flow hedges for future fuel consumption. Our results for the three and nine months ended September 30, 2020 include operating expenses of $1 million and $52 million, respectively, relating to the de-designation of fuel hedges resulting from the COVID-19 pandemic on the quantities where consumption was not deemed probable and resulting mark to market impacts. During 2020 our hedges consisted of call options and collar structures, although we have in the past, and may in the future, use other instruments such as swaps on jet fuel or highly correlated commodities and fixed forward price contracts, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods. We cannot assure you our fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.

Restrictions on, or increased taxes applicable to, charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the three and nine months ended September 30, 2021 and 2020, we generated non-fare passenger revenues of $356 million, $840 million, $134 million and $504 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as baggage fees, service fees, seat selection fees and other passenger-related revenue and is a component of our passenger revenue within the condensed consolidated statements of operations. The U.S. Department of Transportation (the “DOT”) has rules governing many facets of the airline-consumer relationship including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities, and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule, and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.

The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The FAA Reauthorization Act of 2018 provided for several new requirements and rulemakings related to airlines including, but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or other mobility aids and (xix) minimum dimensions for passenger seats. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with a Federal Aviation Authority (the “FAA”) certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. See also “—We are subject to extensive and increasing regulation by the Federal Aviation Administration, the Department of Transportation, the Transportation Security Administration, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
In addition to airline competition from legacy network airlines, LCCs and other ULCCs, we also face competition from air travel substitutes, partially as a result of the COVID-19 pandemic. On our domestic routes, particularly those with shorter stage lengths, we face competition from some other transportation alternatives, such as buses, trains or automobiles. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing, virtual and augmented reality and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as travelers seek lower-cost substitutes for air travel. Any inability to stimulate demand for air travel with our low base fares or to adjust rapidly in the event that the basis of competition in our markets changes could have a material adverse effect on our business, results of operations and financial condition.

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
Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, blizzards, snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization and point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines re-accommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of contagious diseases, such as COVID-19, Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, pertussis (whooping cough) and Zika virus, have in the past and may in the future result in significant decreases in passenger traffic and the imposition of government restrictions in service, resulting in a material adverse impact on the airline industry. New identification requirements, such as the implementation of rules under the REAL ID Act of 2005, and increased travel taxes, such as those provided in the Travel Promotion Act, enacted in March 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
We emphasize compliance with all applicable laws and regulations and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of our employees, third-party specialists and partners with regard to business ethics and key legal requirements; however, we cannot assure you that our employees, third-party specialists or partners will adhere to our code of ethics, other policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, we may be subject to sanctions. In the event we believe, or have reason to believe, that our employees, third-party specialists or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs, which in turn may have a material adverse effect on our reputation, business, results of operations and financial condition.
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

A decline in, or temporary suspension of, the funding or operations of the U.S. federal government or its agencies may adversely affect our future operating results or negatively impact the timing and implementation of our growth prospects.
The success of our operations and our future growth is dependent on a number of federal agencies, specifically the FAA, DOT and the U.S. Transportation Security Administration (the “TSA”). In the event of a slowdown or shutdown of the federal government, such as those experienced in October 2013 and December 2018 through January 2019, certain functions of these and other federal agencies may be significantly diminished or completely suspended for an indefinite period of time, the conclusion of which is outside of our control. During such periods, it may not be possible for us to obtain the operational approvals and certifications required for events that are critical to the successful execution of our operational strategy, such as the delivery of new aircraft or the implementation of new routes. Additionally, there may be an impact on critical airport operations, particularly security, air traffic control and other functions that could cause airport delays, flight cancellations and negatively impact consumer demand for air travel.
Furthermore, once a period of slowdown or government shutdown has concluded, there will likely be an operational backlog within the federal agencies that may extend the length of time that such events continue to negatively impact our business, results of operations and financial condition beyond the end of such period.
Risks Related to Our Business
If we fail to implement our business strategy successfully, our business, results of operations and financial condition will be materially adversely affected.
Our growth strategy includes significantly expanding our fleet and expanding the number of markets we serve. We select target markets and routes where we believe we can achieve profitability within a reasonable timeframe, and we only continue operating on routes where we believe we can achieve and maintain our desired level of profitability. When developing our route network, we focus on gaining market share on routes that have been underserved or that are served primarily by higher cost airlines, where we believe we have a competitive cost advantage. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:
•sustain our relatively low unit operating costs;
•continue to realize attractive revenue performance;
•achieve and maintain profitability;
•maintain a high level of aircraft utilization; and
•access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy.
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a commitment to purchase 143 A320neo family aircraft by the end of 2028, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease, and we could suffer a material adverse effect on our business, results of operations and financial condition.
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
Our low-cost structure is one of our primary competitive advantages. However, we have limited control over some of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, the acquisition and cost of aircraft, airport and related infrastructure costs, taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of collective bargaining agreements, which could result in increased labor costs. See “— Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.” Further, we cannot predict the extent to which elevated inflation may occur in the U.S. economy or our ability to manage through the resulting increases in our operating costs. As such, we cannot guarantee we will be able to maintain our relatively low costs. If our costs increase and we are no longer able to maintain a competitive cost structure, it could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to grow or maintain our unit revenues or maintain our non-fare revenues.
A key component of our Low Fares Done Right strategy is attracting customers with low fares and garnering repeat business by delivering a high-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on ULCCs in the United States. We intend to continue to differentiate our brand and product in order to expand our loyal customer base and grow or maintain our unit revenues and maintain our non-fare revenues. The rising cost of aircraft and engine maintenance may impair our ability to offer low-cost fares, resulting in reduced revenues. Differentiating our brand and product has required, and will continue to require, significant investment, and we cannot assure you that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from the other U.S. ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low base fares or gain market share from the legacy airlines, particularly if the significant excess capacity caused by the COVID-19 pandemic persists.
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

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.
Our business is labor intensive, with labor costs representing approximately 27%, 31%, 39% and 35% of our total operating costs for the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, approximately 88% of our workforce was represented by labor unions. We have recently ratified labor agreements with several of the labor unions representing our employees and in March 2019 we reached a tentative agreement with the union representing our flight attendants, which was ratified in May 2019. See “Business—Human Capital Resources” in our Prospectus filed April 2, 2021. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
Relations between air carriers and labor unions in the United States are governed by the United States Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (the “NMB”). This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
From June to November 2018, we experienced disruptions to our flight operations during our labor negotiations with the union representing our pilots, Air Line Pilots Association (“ALPA”), which materially impacted our business and results of operations for the period. Upon reaching a tentative agreement with ALPA in December 2018, our flight operations returned to normal. However, we are unable to determine the extent to which this period of prolonged disruption may have harmed our reputation or the length of time it may take for our business to recover from such harm, if ever. In addition, the agreement, which became effective in January 2019, included a significant increase in the annual compensation of our pilots as well as a one-time ratification incentive payment to our pilots of $75 million, plus payroll-related taxes. We cannot provide assurance that we will not experience another operational disruption resulting from any future negotiations or disagreements with our pilots or with any of our other union-represented employee groups. In addition, we cannot provide any estimate with regard to the amount or probability of future compensation increases, ratification incentives or other costs that may come as a result of future negotiations with our pilots or our other union-represented groups. Future operational disruptions or other costs related to labor negotiations, including reputational harm that may come as a result of such disruptions, if any, may have a material adverse impact on our business, results of operations and financial condition.
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
We are highly dependent on markets served from airports that are significant to our business, including Denver, Orlando and Las Vegas, as well as high-traffic locations, such as Philadelphia, Miami, Atlanta, Chicago, Tampa, Cleveland, and Phoenix. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
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
Our existing lease at Denver International Airport expires in December 2021 with two one-year extension options. We cannot assure you that renewal of the lease will occur on acceptable terms or at all, or that the new lease will not include additional or increased fees. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
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
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems, in addition to complaints related to our COVID-19 related refund policy. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies, including policies implemented in response to the COVID-19 pandemic. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. The DOT may choose to investigate such customer complaints and this could result in fines. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand such as has been caused by the COVID-19 pandemic.
We have maintained a high daily aircraft utilization rate prior to the COVID-19 pandemic and expect our utilization rate to increase as the U.S. market begins to recover from the pandemic. Our average daily aircraft utilization was 10.6 hours, 9.4 hours, 7.4 hours and 8.1 hours for the three and nine months ended September 30, 2021 and 2020, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand such as has been caused by the COVID-19 pandemic reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, the International Civil Aviation Organization (the “ICAO”) and jurisdictions around the world have adopted noise regulations that require all aircraft to comply with noise-level standards, and governmental authorities in several U.S. and foreign cities are considering or have already implemented aircraft noise reduction programs, including the imposition of overnight curfews and limitations on daytime take-offs and landings. Compliance with existing and future environmental laws and regulations, including emissions limitations and more restrictive or widespread noise regulations, that may be applicable to us could require significant expenditures, increase our cost base and have a material adverse effect on our business, results of operations and financial condition, and violations thereof can lead to significant fines and penalties, among other sanctions.
We routinely participate with other airlines in fuel consortia and fuel committees at our airports. The related agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Any costs (including remediation and spill response costs) incurred by such fuel consortia could also have an adverse impact on our business, results of operations and financial condition.
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (“GHG”) emissions, including CO2 emissions. In particular, ICAO has adopted rules to implement the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which will require us to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Business—Government Regulation—Environmental Regulation” in our Prospectus filed April 2, 2021.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily because it is difficult to estimate the return of demand for international air travel during and in the recovery from the COVID-19 pandemic. There is also significant uncertainty with respect to the future supply and price of carbon offset credits and sustainable or lower-carbon aircraft fuels that could allow us to reduce our emissions of CO2. In addition, we will not directly control our CORSIA compliance costs through 2029 because those obligations are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth beginning in 2030. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional, and federal agencies to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted, or are considering adopting, programs, including new taxes, to regulate domestic GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
In addition, in January 2021, the Environmental Protection Agency (the “EPA”) finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by the ICAO. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. The outcome of the legal challenge and administrative review cannot be predicted at this time. U.S. commitments announced during Biden’s April 2021 Leaders Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential effects on the our business cannot be predicted at this time.

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
As of September 30, 2021, we had $802 million of total available liquidity in cash and cash equivalents. In addition, as of September 30, 2021, we had a $161 million income tax receivable, primarily resulting from our net operating losses generated in 2020, which is classified as a current asset. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and to make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of the COVID-19 pandemic on our financial position and operations.
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
As of September 30, 2021, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly-acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus, CFM International, an affiliate of General Electric Company, and Pratt & Whitney. As of September 30, 2021, we had an obligation to purchase 143 A320neo family aircraft by the end of 2028, none of which had a committed operating lease. We intend to evaluate financing options for the remaining aircraft. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.
At present, we have existing aircraft purchase commitments through 2028, all of which are for Airbus A320neo family aircraft. Of the 143 A320neo family aircraft we have committed to purchase by 2028, 9 will be equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company. The remaining 134 aircraft on our order book will be equipped with Pratt & Whitney GTF engines. The A320neo family includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. While the A320neo family represents the latest step in the modernization of the A320 family of aircraft, the aircraft only entered commercial service in January 2016, and we are one of the first airlines to utilize the A320neo and LEAP engine. As a result, we are subject to those risks commonly associated with the initial introduction of a new aircraft type, including with respect to the A320neo’s actual, sustained fuel efficiency and other projected cost savings, which may not be realized, as well as the reliability and maintenance costs associated with a new aircraft and engine. In addition, it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo aircraft and LEAP or Pratt & Whitney GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
As of September 30, 2021, the operating leases for two, four, six, four and ten aircraft in our fleet were scheduled to terminate during the remainder of 2021, 2022, 2023, 2024 and 2025, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, we currently have an obligation to purchase 143 A320neo family aircraft by the end of 2028. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these new initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of September 30, 2021, all 112 aircraft in our fleet were financed under operating leases. For the three and nine months ended September 30, 2021 and 2020, we incurred aircraft rent of $128 million, $399 million, $115 million and $266 million, respectively, and incurred maintenance costs of $29 million, $82 million, $17 million and $59 million during the respective periods. For the three and nine months ended September 30, 2021 and 2020, aircraft rent included a $(2) million, $(31) million, $(7) million and $50 million favorable/(unfavorable) impact from the payments of deferral arrangements with our lessors due to the COVID-19 pandemic, respectively. As of September 30, 2021, we have paid back the entire amount of our aircraft rent deferrals, which were recognized as aircraft rent within the condensed consolidated statements of operations as the payments were made. As of September 30, 2021 and December 31, 2020, we had future operating lease obligations of approximately $2,503 million and $2,264 million, respectively, and future principal debt obligations of $375 million and $357 million, respectively. For the nine months ended September 30, 2021 and 2020, we made cash payments for interest related to debt of $7 million and $6 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus as well as CFM International and Pratt & Whitney for delivery over the next several years. Also, in April 2020, we entered into the PSP with the Treasury, under which we received $211 million in funding, in the form of a grant and a $33 million unsecured 10-year, low-interest loan; and in September 2020, we entered into the Treasury Loan, under which we had borrowed $150 million as of September 30, 2021 and for which the right to draw any further funds lapsed in May 2021. In January 2021, we entered into the PSP2 with the Treasury, under which we received $161 million in funding, in the form of a grant and an $18 million unsecured

10-year, low-interest loan. Additionally, in April 2021, we entered into the PSP3 with the Treasury, under which we received $150 million, in the form of a grant and a $15 million unsecured 10-year, low-interest loan.
Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations and our obligations under our other debt arrangements could have a material adverse effect on our business, results of operations and financial condition and could:
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
We have historically entered into agreements with third-party specialists to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, as well as administrative and support services. In response to the COVID-19 pandemic, we have increased our reliance on such third parties. As the U.S. market continues to recover from the pandemic, we are likely to enter into similar service agreements in new markets we decide to enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates. In addition, certain third-party vendors may have difficulty hiring or retaining sufficient talent to meet their obligations to us due to the impact of the COVID-19 pandemic including, among other things, employee response to any potential vaccine mandates.
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
We rely on third-party distribution channels, including those provided by or through Global Distribution Systems (“GDSs”), conventional travel agents and online travel agents (“OTAs”) to distribute a portion of our airline tickets, and we expect in the future to rely on these channels to collect a portion of our non-fare revenues. These distribution channels are more expensive and at present have less functionality in respect of non-fare revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility, and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize non-fare revenues. In addition, in the last several years there has been significant consolidation among GDSs and OTAs, including the acquisition by Expedia of both Orbitz and Travelocity, and the acquisition by Amadeus of Navitaire (the reservations system that we use). This consolidation and any further consolidation could affect our ability to manage our distribution costs due to a reduction in competition or other industry factors. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems or any failure on our part to implement any new technologies or systems could materially adversely affect our business.
We are highly dependent on technology and computer systems and networks to operate our business. These technologies and systems include our computerized airline reservation system provided by Navitaire, now a unit of Amadeus, flight operations systems, telecommunications systems, mobile app, airline website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. The Navitaire reservations system, which is hosted and maintained under a long-term contract by a third-party specialist, is critical to our ability to issue, track and accept tickets, conduct check-in, board and manage our passengers through the airports we serve and provide us with access to GDSs, which enlarge our pool of potential passengers. There are many instances in the past where a reservations system malfunctioned, whether due to the fault of the system provider or the airline, with a highly adverse effect on the airline’s operations, and such a malfunction has in the past, and could in the future, occur on our system, or in connection with any system upgrade or migration in the future. We also rely on third-party specialists to maintain our flight operations systems, and if those systems are not functioning, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our operational performance and temporarily stall our operations.
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
A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the Airbus A320 family aircraft for all of our aircraft and on CFM International and Pratt & Whitney for our engines makes us vulnerable to any design defects, mechanical problems or other technical or regulatory issues associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether involving our aircraft or that of another airline, we may choose, or be required to, suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engines. Separately, if Airbus, CFM International or Pratt & Whitney becomes unable to perform its contractual obligations and we must lease or purchase aircraft from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities, and we would lose the cost benefits from our current single-fleet composition, any of which would have a material adverse effect on our business, results of operations and financial condition. These risks may be exacerbated by the long-term nature of our fleet and order book and the unproven new engine technology to be utilized by the aircraft in our order book. See also “—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.”
Although we have significantly reconfigured our network since 2013, our business remains dependent on the Denver market and increases in competition or congestion or a reduction in demand for air travel in this market would harm our business.
We are highly dependent on the Denver market where we maintain a large presence, with 31% of our flights during the nine months ended September 30, 2021 having Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport under an operating lease that expires in December 2021 with two one-year extension options. We have experienced an increase in flight delays and cancellations at this airport due to airport congestion, which has adversely affected our operating performance and results of operations. We have also experienced increased competition since 2017 from carriers adding flights to and from Denver. Also, flight operations in Denver can face extreme weather challenges in the winter which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Denver market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the Denver area, such as adverse changes in local economic conditions, health concerns, adverse weather conditions, negative public perception of Denver, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation, Transportation Security Administration, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, DOT and TSA have issued regulations, orders, rulings and guidance relating to the operation, safety, and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue, and increasing costs. For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice and disclosure requirements, consumer complaints, price and airline advertising, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or mobility aids, and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty period limitations and rest requirements. The DOT also published a notice of proposed rulemaking in January 2020 regarding, for example, the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. In addition, the FAA issued its final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft, and could result in the temporary grounding of aircraft types altogether, such as the March 2019 grounding of the Boeing 737 MAX fleet. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances, and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership” in our Prospectus filed April 2, 2021. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities, and customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule, and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.
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
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry has from time to time experienced a shortage of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry is being affected by a pilot shortage. As is common with most of our competitors, we have faced considerable turnover of our employees. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel or may be required to increase wages and/or benefits in order to do so. In addition, we may lose personnel due to the impact of the COVID-19 pandemic including, among other things, employee response to the imposition of a requirement that our personnel be vaccinated against COVID-19. Since August 2021, we have required our team members to be vaccinated or subject to a regular testing alternative. In September 2021, the Biden administration announced plans to require employers with 100 or more workers to mandate that their personnel be vaccinated or undergo weekly testing, which mandate is presently subject to unresolved court challenges, and also issued guidance requiring the employees of federal contractors, including certain airlines, to be fully vaccinated without a testing alternative. Although we are not currently a federal contractor and, therefore, are not subject to the mandatory vaccination requirement, we cannot predict what policies we may determine, or be required, to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel. Further, we may lose executives as a result of compensation restrictions imposed under the CARES Act. Such restrictions may present retention challenges in the case of executives presented with alternative, non-airline opportunities or with opportunities from airlines that are not subject to such restrictions because they never entered into such Treasury loans or have repaid their Treasury loans prior to us. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
We rely on our private equity sponsor.
Our majority stockholder is presently an investment fund managed by Indigo, an affiliate of Indigo Partners, a private equity fund with significant expertise in the ultra low-cost airline business. This expertise has been available to us through the representatives Indigo has on our board of directors and through a Professional Services

Agreement that was put in place in connection with the 2013 acquisition from Republic Airways Holdings, Inc. and pursuant to which we pay Indigo Partners a fee of approximately $375,000 per quarter, plus expenses. Several members of our board of directors are also affiliated with Indigo Partners and we pay each of them an annual fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than approximately 19.8 million shares of our common stock. Indigo Partners may nonetheless elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners, such as management expertise, industry knowledge and volume purchasing. For a further description of our Professional Services Agreement, please see “Certain Relationships and Related Party Transactions—Management Services” in our Prospectus filed April 2, 2021. See also “—Risks Related to Owning Our Common Stock—Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.”
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
•developments with respect to the COVID-19 pandemic, and government restrictions and mandates related thereto;

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
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or the exercise of the PSP warrants, PSP2 warrants, PSP3 warrants or Treasury Loan warrants issued to the Treasury, could depress the trading price of our common stock.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into, or exercisable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, PSP2 and PSP3, we issued warrants to the Treasury which are exercisable for up to 522,576, 157,313, and 79,961 shares of our common stock, respectively.
In connection with the $150 million borrowing from the Treasury Loan, we issued warrants to the Treasury which are exercisable for up to 2,358,090 shares of our common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholder.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 215,474,482 shares of common stock outstanding as of September 30, 2021. All of the shares of common stock sold will be freely tradable without restrictions or further registration under the Securities Act. An investment fund managed by Indigo, the holder of approximately 178.8 million shares of our common stock as of September 30, 2021, was entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Please see “Certain Relationships and Related Party Transactions—Registration Rights” in our Prospectus filed April 2, 2021. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.
As of the date of this report, an investment fund managed by Indigo beneficially owns approximately 82.8% of our outstanding common stock.
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
In addition, the interests of Indigo could conflict with the interests of other stockholders. According to a Schedule 13D filed with the SEC in February 2021, investment funds managed by Indigo Partners hold approximately 18% of the total outstanding Common Stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. We entered into a codeshare arrangement with Volaris in January 2018. As of September 30, 2021, we did not compete directly with Volaris on any of our routes other than one route that we currently operate during different months of the year. However, there can be no assurances that we will not compete directly with Volaris in the future. Furthermore, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
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
Certain anti-takeover provisions under Delaware law also apply to our company. While we have elected not to be subject to the provisions of Section 203 of the DGCL in our amended and restated certificate of incorporation, such certificate of incorporation provides that in the event Indigo Partners and its affiliates cease to beneficially own at least 15% of the then-outstanding shares of our voting common stock, we will automatically become subject to Section 203 of the DGCL to the extent applicable. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, including all causes of action asserted against any defendant to such complaint; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. This provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. This exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
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

Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting ownership and voting by non-U.S. citizens.
To comply with restrictions imposed by federal law on foreign ownership and control of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict ownership, voting and control of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law and DOT policy require that we must be owned and controlled by U.S. citizens, that no more than 25.0% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, as defined 49 U.S.C. § 40102(a)(15), that no more than 49.0% of our stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S., that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a loss of their voting rights in the event and to the extent that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record, resulting in the loss of voting rights, in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We are currently in compliance with these ownership restrictions. See “Business—Foreign Ownership” and “Description of Capital Stock—Anti-Takeover Provisions of Our Certificate of Incorporation and Bylaws—Limited Ownership and Voting by Foreign Owners” in our Prospectus filed April 2, 2021.
We are a “controlled company” within the meaning of the Nasdaq Stock Market rules, and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this report, Indigo controls approximately 82.8% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, which is permitted to be phased-in as follows: (1) one independent committee member at the time of our initial public offering; (2) a majority of independent committee members within 90 days of our initial public offering; and (3) all independent committee members within one year of our initial public offering. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company” as opposed to our initial public offering date. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
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
In connection with our receipt of payroll support under the PSP, PSP2 and PSP3 and acceptance of the Treasury Loan Agreement, we agreed not to repurchase shares of our common stock or pay out dividends on common stock until one year after the Treasury Loan is repaid. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant.
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
We have in the past been, are currently, and may in the future become, involved in private actions, class actions, investigations and various other legal proceedings, including from employees, commercial partners, customers, competitors and government agencies, among others. Such claims could involve discrimination (for example, based on gender, age, race or religious affiliation), sexual harassment, privacy, patent, commercial, product liability, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On March 31, 2021, our registration statement on Form S-1 (File No. 333-254004), as amended, was declared effective by the Securities and Exchange Commission in connection with our initial public offering (“IPO”). There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus filed April 2, 2021.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the third quarter of 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through one year following the repayment of the Treasury Loan.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Relief Funding” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for a summary of the dividend restrictions imposed by the CARES Act and related legislation and agreements applicable to us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

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

FRONTIER GROUP HOLDINGS, INC.

Date: November 10, 2021	By:	/s/ James Dempsey
James Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)