Form 10-K
period 2021-12-31
Frontier Group Holdings, Inc.
filed 2022-02-23
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40304
Frontier Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3681866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4545 Airport Way
Denver, CO 80239
(720) 374-4490
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value	ULCC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $588 million computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter.

The registrant had outstanding 217,101,433 shares of common stock, par value of $0.001, as of February 18, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward-looking statements are based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth in Part I, Item 1A, “Risk Factors”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Summary Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We are also subject to risks in relation to the proposed merger with Spirit Airlines, Inc. (“Spirit”) (see also Part I, Item 1. Business — “Recent Developments”). We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. The risks identified below are more fully described in Part I, Item 1A. Risk Factors. Such factors include:
Risks Related to Our Industry
•the impact the COVID-19 pandemic and measures to reduce its spread continue to have on our business, results of operations and financial condition and the timing and nature of the related recovery of the airline industry;
•certain restrictions on our business in connection with accepting financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and related legislation;
•the ability to operate in an exceedingly competitive industry against legacy network airlines, low-cost carriers (“LCCs”) and other ultra low-cost carriers (“ULCCs”);
•the price and availability of aircraft fuel;
•any restrictions on or increased taxes applicable to charges for non-fare products and services paid by airline passengers or the imposition of burdensome consumer protection regulations or laws;
•changes in economic conditions;
•competition from air travel substitutes;
•threatened or actual terrorist attacks or security concerns;
•factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, aircraft and engine defects, adverse weather conditions, increased security measures, or outbreak of disease;
•our presence in international emerging markets that may experience political or economic instability;
•increases in insurance costs or inability to secure adequate insurance coverage;
•decline or suspension in funding or operations of the U.S. federal government or its agencies; and

•deployment of new 5G C-band service by wireless communications service providers.
Risks Related to the Merger
•the pendency of the proposed merger may cause disruption in our business;
•failure to complete the merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition;
•in order to complete the merger, we and Spirit must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced;
•although we expect that the merger will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of such synergies, and other challenges;
•we face challenges in integrating our computer, communications and other technology systems;
•the combined company is expected to incur substantial expenses related to the merger and the integration of Frontier and Spirit;
•uncertainties associated with the merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company;
•the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger;
•following the closing of the merger, we will be bound by all of the obligations and liabilities of both companies; and
•the need to integrate the Frontier and Spirit workforces following the merger and negotiate new joint labor agreements presents the potential for delay in achieving expected synergies, increased labor costs or labor disputes that could adversely affect the combined company’s operations.
Risks Related to Our Business
•our failure to implement our business strategy successfully;
•our ability to control our costs and maintain a competitive cost structure;
•our ability to grow or maintain our unit revenues or maintain our non-fare revenues;
•any increased labor costs, union disputes and other labor-related disruptions;
•our inability to expand or operate reliably and efficiently out of airports where we operate or desire to operate;
•any damage to our reputation or brand image could adversely affect our business or financial results;
•our reputation and business being adversely affected in the event of an emergency, accident, or similar public incident involving our aircraft or personnel;
•any negative publicity regarding our customer service;
•our inability to maintain a high daily aircraft utilization rate;
•any changes in governmental regulation;
•the impact of climate change and related regulations and consumer preferences;
•our ability to obtain financing or access capital markets;
•the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book;
•our maintenance obligations;
•aircraft-related fixed obligations that could impair our liquidity; and
•our reliance on third-party specialists and other commercial partners to perform functions integral to our operations.

PART I
ITEM 1. BUSINESS
Overview
Frontier Airlines is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. As of December 31, 2021, we had a fleet of 110 Airbus single-aisle aircraft, consisting of 16 A320ceos, 73 A320neos and 21 A321ceos. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
The coronavirus (“COVID-19”) pandemic has presented significant challenges to the global airline industry since March 2020. The rapid spread of COVID-19, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on our business and results of operations for the years ended December 31, 2021 and 2020. Although we have seen significant recovery of demand through the year ended December 31, 2021 as compared to the corresponding prior year period, we are unable to predict the future spread of COVID-19, including future variants of the virus such as the recent Delta and Omicron variants, as well as efficacy and adherence rates of vaccines and related boosters and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel.
Our History
We were incorporated in September 2013 as a newly-formed corporation initially wholly-owned by an investment fund managed by Indigo Denver Management Company, LLC (“Indigo”), an affiliate of Indigo Partners, LLC (“Indigo Partners”), an experienced and successful global investor in ULCCs. Indigo facilitated the acquisition of Frontier and its holding company from Republic Airways Holdings, Inc. (“Republic”). That acquisition was completed on December 3, 2013. Following the acquisition, Indigo reshaped our management team to include experienced veterans of the airline industry with significant history operating ULCCs. Working with Indigo, our management team developed and implemented our unique strategy, Low Fares Done Right.
Recent Developments
On February 2, 2022, we repaid our debt facility with the U.S. Department of the Treasury (the “Treasury”) which included the $150 million principal balance along with accrued interest of $1 million. The repayment terminated the loan agreement and unencumbered our co-branded credit card program and related brand assets that secured the loan. See Note 2 for more information.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp., a direct wholly owned subsidiary of ours (“Merger Sub”), and Spirit Airlines, Inc. (“Spirit”). The Merger Agreement provides that, among other things, the Merger Sub will be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly owned subsidiary of ours.
The closing of the Merger is subject to the satisfaction of customary conditions, including, but not limited to (1) the adoption of the Merger Agreement by Spirit’s stockholders; (2) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals including the receipt of all consents, registrations, notices, waivers, exemptions, approvals, confirmations, clearances, permits, certificates, orders, and authorizations of the U.S. Federal Aviation Administration (“FAA”), the U.S. Department of Transportation (“DOT”), and the Federal Communications

3

Commission (“FCC”); (3) the absence of any law or order prohibiting the consummation of the transactions; (4) the effectiveness of a registration statement on Form S-4 registering shares of our common stock to be issued in the Merger; (5) the authorization and approval for listing on NASDAQ of our shares to be issued to holders of Spirit’s common stock in the Merger; (6) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; and (7) compliance by the parties with their respective covenants in the Merger Agreement in all material respects.
Subsequent to the closing of the Merger and at the effective time of the Merger, each share of common stock of Spirit, par value $0.0001 per share, issued and outstanding (other than shares owned by us, Spirit, or their respective subsidiaries immediately prior to the effective time) will be converted into the right to receive 1.9126 of our shares of common stock, par value $0.001 per share, and $2.13 per share in cash, without interest.
The Merger Agreement also specifies termination rights for both Spirit and us including, without limitation, a right for either party to terminate the Merger if it is not consummated on or before February 5, 2023, subject to certain extensions if needed to obtain regulatory approvals. If the Merger Agreement were to be terminated in specified circumstances, Spirit would be required to pay us a termination fee of $94.2 million.
We currently expect the Merger to occur in the second half of 2022, although there can be no assurance regarding timing of completion of regulatory processes. The Merger Agreement also includes a methodology by which certain expenses will be borne by each company. During the year ended December 31, 2021, we did not incur any transaction or integration planning costs related to the planned Merger.
Following the closing of the Merger, we expect the combined company to bring ultra-low fares to travelers in more destinations across the United States, Latin America and the Caribbean, by accelerating investments in innovation and growth and by competing even more aggressively with larger competitors on domestic routes.
Our Business Model
Our business model is based on our unique Low Fares Done Right strategy. While our strategy is similar to the business models utilized by other ULCCs, including with respect to low-cost structure, low fares and flexible optional services, we believe Low Fares Done Right differentiates us from other U.S. ULCCs as a result of our focus on delivering a higher-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on ULCCs globally. From the perspective of our customers, our business model provides a product offering that combines low base fares with dependable customer service, a customer-friendly digital platform, a rewarding frequent flyer program, a modern fleet, comfortable cabin seating, flexible optional services and operational integrity.
Our Competitive Strengths
Our competitive strengths include:
Our Low-Cost Structure. Our low-cost structure, built around low aircraft ownership cost, fuel efficiency and low operational costs, is our key strategic advantage. Our unit costs, measured by Adjusted CASM including net interest, were the lowest in the industry for the year ended December 31, 2021. Our low-cost structure is driven by several factors:
•high aircraft utilization;
•modern, fuel-efficient, high-capacity fleet and attractive order book;
•low-cost distribution model, with our services primarily sold through direct distribution channels including our website, mobile app and call center;
•highly productive workforce and third-party specialist providers; and
•outsourcing model for non-core functions, including customer call centers, lost bag services, ground handling services and catering services.

Our Brand. We believe establishing our brand as a leading low-fare airline enhances our ability to generate customer loyalty. The key features of our brand include:
•significant customer value delivered through low fares with the choice of reasonably priced unbundled and bundled options, including The Works and The Perks;
•family-friendly elements that appeal to a large audience, such as an attentive staff, popular animals on our aircraft tails, novelty cards for children and certain offers tailored for families including our Kids Fly Free program;
•a commitment to sustainability and environmental responsibility, including our position as “America’s greenest Airline” as measured by fuel efficiency;
•a carefully curated aesthetic for our livery, our website and mobile app, uniforms, seat design and on-board products, which are designed to look and feel more upscale than traditional ULCCs;
•a strong online presence with a customer-friendly digital platform that includes our passenger reservation system, improved website and mobile app;
•our modern fleet with amenities such as extra seat padding and our exit row and Stretch seating options, which provide up to a comfortable 53-inch seat pitch depending on aircraft type; and
•an enhanced frequent flyer program, Frontier Miles, and Discount Den membership program.
Our Network Management. We plan our route network and airport footprint to focus on profitable existing routes and new routes where we believe our business model will stimulate demand and growth, including those where we expect demand to be highest as the U.S. market continues to recover from the COVID-19 pandemic. This strategy has enabled us to reduce the seasonality of our revenue, improve utilization, lower unit costs, increase revenues and enhance profitability from 2013 through 2019, prior to the impacts of the COVID-19 pandemic. The key features of our network include:
•a broad geographic footprint, which enables us to service a wide range of visiting friends or relatives (“VFR”) and vacation destinations;
•a strong presence in high-demand markets and underserved markets, including mid-sized cities;
•a disciplined and methodical approach to both route selection and the removal of underperforming routes; and
•an operational platform that includes nationwide crew and maintenance bases, creating access to lower-risk growth opportunities while maintaining high operational standards and enabling high utilization.
Our Talented ULCC Leadership Team. Our management team has extensive day-to-day experience operating ULCCs and other airlines.
•Barry L. Biffle, our President and Chief Executive Officer, previously served as Chief Executive Officer for VivaColombia, Executive Vice President for Spirit and held various management roles with US Airways and American Eagle Airlines, a regional airline subsidiary of American Airlines;
•James G. Dempsey, our Executive Vice President and Chief Financial Officer, previously served as Treasurer and Head of Investor Relations for Ryanair after serving in management roles within the advisory practice of PricewaterhouseCoopers;
•Howard M. Diamond, our Senior Vice President, General Counsel and Corporate Secretary, previously served as Vice President, General Counsel, and Corporate Secretary for Thales USA;
•Jake F. Filene, our Senior Vice President, Customers, previously served as our Deputy Chief Operating Officer and as Vice President, Airport Services and Corporate Real Estate for Spirit;
•Craig R. Maccubbin, our Senior Vice President and Chief Information Officer, previously served as Executive Vice President and Chief Information Officer for WestJet Airlines, Chief Technology Officer for Southwest Airlines and Chief Information Officer for Spirit;
•Daniel M. Shurz, our Senior Vice President, Commercial, previously served in various roles with United Airlines and Air Canada; and
•Trevor J. Stedke, our Senior Vice President, Operations, previously served as Vice President, Aircraft Technical Operations for Southwest Airlines.

Our Business Strategy— Low Fares Done Right
Our goal is to offer the most attractive option for air travel with a compelling combination of value, product, and service, and, in so doing, to grow profitably and enhance our position among airlines in the United States. Through the key elements of our business strategy, we seek to achieve:
Low Unit Costs. We intend to strengthen and maintain our low unit costs, including by:
•maintaining high utilization levels as the U.S. market continues to recover from the COVID-19 pandemic;
•utilizing new generation, fuel-efficient aircraft that deliver lower operating costs compared to prior generation aircraft;
•increasing the average size and seat capacity of the aircraft in our fleet through the continued introduction and operation of new 186-seat A320neo aircraft and the expected future introduction of up-to-240-seat A321neo aircraft; and
•taking a disciplined approach to our operational performance in order to reduce disruption.
A Superior Low-Fare Brand. In order to enhance our brand and drive revenue growth, we intend to continue to deliver a higher-quality flight experience than historically offered by ULCCs globally and generate customer loyalty by:
•continuing to offer attractive low fares;
•expanding our marketing efforts, including through the addition of new animals for each of our new aircraft, particularly highlighting endangered species on our signature animal tails, to continue to position our brand as a family- and environmentally-friendly ULCC;
•continuing to improve penetration of our bundle options, including The Works and The Perks;
•further enhancing our Frontier Miles offering to improve reward opportunities for our branded credit card customers; and
•providing our customers a dependable, reliable, on-time and friendly travel experience.
Strong Growth Driven by an Expanding and Efficient Network. We believe that our cost structure enables us to fly to more places profitably than any other U.S. airline, and we strategically focus on routes that we believe are the most profitable. We intend to continue to utilize our disciplined and methodical approach to expand our network in an efficient manner, including by:
•strategically deploying our capacity where demand is highest as the recovery from the COVID-19 pandemic continues;
•continuing to take advantage of opportunities in overpriced and/or underserved markets across the U.S. and select international destinations in the Americas;
•leveraging our diverse geographic footprint and existing crew and maintenance base infrastructure to take advantage of lower-risk network growth opportunities while maintaining high operational standards;
•utilizing our low-cost structure to offer low fares which organically drive growth through market stimulation;
•continuing to rebalance our network to mitigate seasonal fluctuations in our results; and
•focusing on what we believe are the most profitable opportunities where our cost differential drives the largest competitive advantage.
Strong Liquidity and Capital Structure. We intend to maintain our strong capital structure, which enables us to obtain financing for our aircraft pursuant to attractive operating leases, in order to support our growth strategies and the expansion of our fleet and network.

As of December 31, 2021, we had $918 million of cash and cash equivalents, and our capital structure was comprised of the following (please refer to “Notes to Consolidated Financial Statements — 9. Debt”):
•$174 million of the available $200 million under the secured, revolving line of credit from our pre-delivery payment facility with Citibank (“PDP Financing Facility”);
•$15 million from our pre-purchased miles facility;
•$150 million in a secured loan with the Treasury;
•$66 million in unsecured loans as part of our participation in the payroll support program under the CARES Act; and
•$18 million under the floating rate building note.
Our Fares and the Choices We Offer
We provide low-fare passenger airline service primarily to leisure travelers. Our low fares are designed to stimulate demand from price-sensitive travelers and consist of a base fare, plus taxes and governmental fees. For the years ended December 31, 2021, 2020 and 2019 our total revenue per passenger was $99.49, $111.23 and $109.91, respectively.
We combine our low fares with flexible optional services for an additional cost. Such additional options include carry-on and checked baggage, advance seat selection, our extended-legroom Stretch seats, ticket changes and cancellations and refundability. Our bundled options include The Works, a hassle-free option that includes a guaranteed seat assignment, carry-on and checked baggage, ticket refundability and changes and priority boarding, all at an attractive low price and available only on our website, and The Perks, which enables customers to book the same amenities included in The Works, excluding refundability and ticket changes. We also promote and sell products in-flight to enhance the customer experience. We offer a convenient onboard payment system that enables customers to bundle products together to save money, make multiple purchases with a single credit card transaction and provide gratuities to our flight attendants. We reward our repeat customers through our Frontier Miles frequent flyer program and also offer our Discount Den membership program, which provides subscribers with exclusive access to some of our lowest fares. In addition to enhancing the customer experience, these offerings have helped us to increase our ancillary revenues from $12.80 per passenger in 2013 to $57.11 per passenger in 2019, $62.45 in 2020 and $60.55 in 2021. Our other revenues also include services such as our Frontier Miles affinity credit card program and commissions revenue from the sale of items such as rental cars and hotels.
The following table represents our revenue, on a per-passenger basis for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Fare revenue per passenger	$38.94	$48.78	$52.80
Ancillary revenue per passenger:
Non-fare passenger revenue per passenger	57.65	58.66	54.33
Other revenue per passenger	2.90	3.79	2.78
Total ancillary revenue per passenger	60.55	62.45	57.11
Total revenue per passenger	$99.49	$111.23	$109.91
Route Network
The low unit cost, high quality of service and dependability that make Low Fares Done Right successful have enabled us to diversify our network across a wide range of leisure destinations as well as implement a network strategy that primarily targets high demand or underserved markets, where our low fares stimulate new traffic flows.
During the year ended December 31, 2021, we served approximately 120 airports throughout the United States and international destinations in the Americas. While our primary focus is to capture point-to-point demand on the nonstop routes that we serve, we also sell connecting itineraries, providing us with the opportunity to capture demand across a large number of routes beyond our nonstop footprint.

Below is a map of the destinations we serve as of our scheduled flights available for sale as of December 31, 2021:
We use publicly available data related to existing traffic, fares and capacity in domestic markets, as well as other data sources, to identify growth opportunities. To monitor the profitability of each route, we analyze monthly profitability reports as well as actual and forecasted advanced bookings. We routinely make capacity adjustments within our network based on the financial performance of our markets, and we discontinue service in markets where we determine that long-term profitability is not likely to meet our expectations. During the year ended December 31, 2021, we discontinued service to Los Angeles International Airport (LAX), and announced that service to Newark Liberty International Airport (EWR) and Dulles International Airport (IAD) will discontinue in 2022.
While the COVID-19 pandemic has presented significant challenges to the management of our network, we believe we are well positioned to take advantage of the recovery as a result of our broad current footprint and focus on leisure travel, where the U.S. airline industry has seen strongest domestic demand during the COVID-19 pandemic. In 2022 and beyond, we plan to continue to strategically deploy our capacity where demand is highest during the recovery in order to increase our capacity metrics.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, codesharing relationships, and frequent flyer programs and redemption opportunities. Our competitors and potential competitors include legacy network carriers, LCCs, ULCCs and new entrant airlines. We typically compete in markets served by traditional network airlines, LCCs, the other U.S. ULCCs and regional airlines.
Our principal competitors on domestic routes are American Airlines, Delta Air Lines, United Airlines, and Southwest Airlines (which classifies itself as an LCC), which airlines are commonly referred to as the “Big Four” carriers, and Alaska Airlines and Hawaiian Airlines, which together with JetBlue Airways, which classifies itself as an LCC, are commonly referred to as the “Middle Three” carriers. We also compete with the other U.S. ULCCs, Allegiant Travel Company and Spirit Airlines. There are also parties who have started new airlines, including Avelo Airlines and Breeze Airways. With respect to the Big Four and Middle Three carriers, our principal competitive advantage is our low-cost structure, low base fares and our focus on the leisure traveler. We believe our low-cost structure allows us to price our fares at levels where we can be profitable while the Big Four and Middle Three airlines cannot. We believe the association of our brand with a high level of operational performance differentiates us from the other U.S. ULCCs and enables us to generate greater customer loyalty.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a route-by-route basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.
Distribution
We primarily sell our product through direct distribution channels, including via our website at www.flyfrontier.com, our mobile app and our call center with our website and mobile app serving as the primary platforms for ticket sales. Approximately 71%, 76%, and 73% of our total tickets sold for the years ended December 31, 2021, 2020, and 2019, respectively, were sold directly to our customers through these distribution channels. Sales through our website and mobile app represent our low-cost distribution channels.
We also offer the option to purchase tickets through third parties, such as travel agents who access us through Global Distribution Systems (“GDSs”), e.g., Amadeus, Galileo, Sabre and Worldspan, and select online travel agents (“OTAs”), e.g., Priceline and websites owned by Expedia, including Orbitz and Travelocity. Third-party channels represented approximately 29%, 24%, and 27% of sales for the years ended December 31, 2021, 2020, and 2019, respectively. We maintain a zero percent standard commission policy for travel agency bookings worldwide unless local regulations mandate that we pay a commission. We also have agreements with all the leading GDSs. GDSs provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without separately contacting our reservations facility.
Marketing and Brand
Our principal marketing message to our customers is our Low Fares Done Right strategy. Consistent with our ULCC business model, we use a simple marketing message to keep marketing costs low and we regularly offer promotional base fares of $29 or less.

Our principal marketing tools are our proprietary email distribution list consisting of over 17 million email addresses, our Frontier Miles frequent flyer program and our Discount Den subscription service, as well as advertisements in online, radio and other channels. Our objective is to use our low prices, superior customer service, price-based promotions and creativity to produce viral marketing programs that are cost effective.
Each of our aircraft features one of our widely-recognized animals on its tail and is named after such animal. We utilize these animals in several of our online marketing campaigns and on the novelty cards we distribute to children onboard. In 2019, we introduced an initiative to highlighting endangered species on our signature animal tails.
Our brand includes a focus on our commitment to sustainability and environmental responsibility, including our position as “America’s Greenest Airline” as measured by fuel efficiency. Our fleet continues to be the most fuel-efficient of all major U.S. carriers when measured by ASMs per fuel gallon consumed, generating over 100 ASMs per gallon during the year ended December 31, 2021, representing our commitment to continued fuel efficiency as we grow. In addition, our headquarters is located in a LEED Certified building, which was designed to achieve energy savings, water efficiency and lower CO2 emissions.
We spent approximately 5.3%, 6.2% and 5.2% of total revenues on marketing, brand and distribution during the years ended December 31, 2021, 2020 and 2019, respectively.
Loyalty and Membership Programs
Our Frontier Miles frequent flyer program includes a number of attractive customer benefits, including family pooling benefits and elite status levels (Elite50K and Elite100K). The Frontier Miles World Elite MasterCard is the primary vehicle whereby customers earn mileage credits and our frequent flyer program is geared specifically towards supporting adoption and continued use of the credit card. The credit card includes the ability to earn bonus mileage credits on Frontier and restaurant purchases. In addition, every card member who spends over a certain threshold on the card in any calendar year receives a Frontier voucher.
Frontier Miles offers award travel on every flight without blackout dates. All award tickets are subject to redemption fees, which are waived for all Frontier Elite Members and certain other bookings in advance of travel dates. There are three types of travel awards: Value Award Tickets require the lowest mileage credits, Standard Award Tickets are more widely available at double the mileage credit requirement and the highest mileage credit requirement Last Seat Availability Award Tickets are exclusively available to Frontier Elite Members. The program also calculates a year-end status level, and mileage credits never expire as long as a customer earns mileage credits at least every six months.
The Discount Den is an annual subscription-based service that allows members exclusive access to the lowest fares on offer and first access to seats when our selling schedule is extended. Members pay an annual fee to join the Discount Den.
Customers
We believe our product appeals to price-sensitive customers because we give them the choice to pay only for the products and services they want. In addition, we believe our product is particularly attractive to families, featuring popular animals on our aircraft tails, novelty cards for children and certain offers tailored for families including our Kids Fly Free program and a staff that is committed to our goal of providing excellent customer service. Overall, our business model is designed to deliver what we believe our customers want: low fares and a high-quality flight experience. While we are not focused on stimulating business travel, we believe our low fares do attract a significant number of small business travelers who may be more sensitive to travel costs.

Fleet
We fly only Airbus A320 family aircraft, which provides us significant operational and cost advantages compared to airlines that operate multiple fleet types. Flight crews are entirely interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support are highly simplified relative to more complex fleets. Due to this commonality among Airbus single-aisle aircraft, we can retain the benefits of a fleet composed of a single type of aircraft while still having the flexibility to match the capacity and range of the aircraft to the demands of each route.
We retired the last of the A319 aircraft from our fleet during the year ended December 31, 2021, increasing the proportion of the larger and more fuel efficient A320neo family aircraft to 66% of our total fleet as of December 31, 2021. The A320neo family aircraft that we continue to place in service are expected to continue delivering approximately 15% improved fuel efficiency compared to the prior generation of A320ceo family aircraft. In addition, while our entire fleet features new and lightweight seats, which eliminate excess weight and reduce fuel consumption per seat, the seat density on the A320neo family aircraft is higher than the prior generation of A320ceo family aircraft. With the transition to the higher density aircraft, we increased our average seats per departure to 193 for the year ended December 31, 2021. The use of the A320neo family aircraft and our seating configuration, weight-saving tactics and baggage process have all contributed to our ability to continue to be the most fuel-efficient of all major U.S. carriers of significant size when measured by ASMs per fuel gallon consumed.
As of December 31, 2021, we had a fleet of 110 Airbus single-aisle aircraft, consisting of 16 A320ceos, 73 A320neos and 21 A321ceos. We won first place for North America's Youngest Aircraft Fleet Award for 2022 by ch-aviation, with an average aircraft age of approximately four years as of December 31, 2021. As of December 31, 2021, all 110 aircraft in our fleet were financed under operating leases, and the operating leases for four, six, four, eight and twenty aircraft in our fleet were scheduled to terminate during 2022, 2023, 2024, 2025 and 2026, respectively. In certain circumstances, such operating leases may be extended. We intend to replace retired aircraft with A320neo family aircraft.
As of December 31, 2021, we had a firm purchase commitment with Airbus to acquire 234 A320neo family aircraft. Additionally, we had commitments with CFM International and Pratt & Whitney for 21 additional spare aircraft engines by the end of 2029. After the consideration of planned aircraft returns in addition to planned direct leasing arrangements, we expect to operate a fleet of 272 A320 family aircraft by the end of 2029, all powered by new engine technology. The table does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time. Our firm fleet and engine commitments as of December 31, 2021 were comprised of the following aircraft:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
2022	9	5	14	5
2023	—	21	21	2
2024	—	24	24	2
2025	17	13	30	3
2026	19	22	41	3
Thereafter	31	73	104	6
Total	76	158	234	21
During October 2019, we entered into an amendment to the previously existing master purchase agreement that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft. This conversion right is available until December 31, 2022 and is not reflected in the table above as this option has not been exercised.

During July 2021, we signed a letter of intent with two of our leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. As of December 31, 2021, we have entered into a signed direct lease agreement for seven of the additional aircraft, while the remaining three are covered under a non-binding letter of intent. None of these ten aircraft that will be acquired through direct leases are reflected in the table above given these are not committed purchase agreements.
In November 2021, we entered into an amendment with Airbus to add an additional 91 A321neo aircraft to the committed purchase agreement, which are expected to be delivered starting in 2023 and continuing through 2029, all of which are reflected in the table above.
Aircraft Fuel
Aircraft fuel is one of our largest expenses, representing 26%, 21% and 29% of our total operating costs for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, we had the most fuel-efficient fleet of all U.S. carriers of significant size when measured by ASMs per fuel gallon consumed. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our historical fuel consumption and costs were as follows:

	Year Ended December 31,
	2021	2020	2019
Gallons consumed (millions)	266	162	289
Average price per gallon	$2.17	$2.08	$2.22
Average price per gallon includes related fuel fees and taxes as well as effective fuel-hedging gains and losses.
We have historically maintained an active hedging program designed to reduce our exposure to sudden, sharp increases in fuel prices. We regularly review our fuel hedging program and, accordingly, the specific hedging instruments we use, the amount of our future hedges and the time period covered by our hedge portfolio vary from time to time depending on our view of market conditions and other factors. Among the hedging instruments we have used in the past and may use in the future include swaps and collar contracts on jet fuel, fixed forward prices (“FFPs”), which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods, and call options. As of December 31, 2021 and 2020, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges therefore had no impact within our consolidated statements of operations for the year ended December 31, 2021. Our results for the year ended December 31, 2020 and 2019 include $82 million and $17 million in losses associated with fuel hedges, respectively. The losses for the year ended December 31, 2020 were primarily as a result of the precipitous decline in jet fuel prices caused by the COVID-19 pandemic, which created a significant liability position at the settlement of our collar trades. These losses included $52 million relating to the de-designation of fuel hedges resulting from the COVID-19 pandemic on the fuel quantities where consumption was not deemed probable and resulting mark to market impacts.
Maintenance and Repairs
We have an FAA mandated and approved maintenance program, which is administered by our technical operations department. Our maintenance technicians undergo extensive initial and recurrent training. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service.
Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. We categorize our line maintenance into four classes of stations, with each class categorized by the scope and complexity of work performed. The majority of and the most extensive line maintenance we and our specialist partners perform is conducted in Denver, Chicago, Cleveland, Orlando, Atlanta, Las Vegas and Philadelphia.

Major airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 months. Engine overhauls and engine performance restoration events are quite extensive and can take several months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events. In addition, prior to aircraft being returned to lessors, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. Due to our relatively small fleet size and projected fleet growth, we believe contracting with third-party specialists for all of our heavy maintenance, engine restoration and major part repair, is more economical than conducting these activities ourselves. We have entered into a long-term flight hour agreement for our engine overhaul services and an hour-by-hour basis agreement for component services. We also contract with third-party specialists for our heavy airframe maintenance. These contracts cover the majority of our aircraft component inventory acquisition, replacement and repairs, thereby eliminating the need to carry expensive spare parts inventory.
We currently have a firm obligation to purchase 234 aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. See Part I, Item IA. Risk Factors — “Our maintenance costs will increase over the near term, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.”
Human Capital Resources
Employees and Labor Relations
As of December 31, 2021, we had 5,502 total employees, consisting of 1,709 pilots, 2,881 flight attendants, 121 aircraft technicians, 42 aircraft appearance agents, 39 flight dispatchers, 22 material specialists, 16 maintenance controllers and 672 employees in administrative roles.
FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and the utilization of third-party specialists in order to maintain our low-cost base. With respect to pilots, given the pilot shortage being experienced by parts of the industry, particularly regional airlines, one of our operational priorities is to maintain a robust pipeline of qualified pilot candidates. We intend to maintain our pipeline through the continuation of the recruiting and selection arrangements that we have entered into with several regional airlines that are not affiliated with any of the legacy network airlines. Under these mutual recruiting and selection arrangements, we jointly recruit, interview and select candidates to become Frontier pilots after successfully meeting defined training and flight experience requirements with one of the feeder regional airlines. We have found these arrangements to be beneficial to us because we are able to identify an attractive flow of pilot candidates and to be beneficial to the feeder regional airline because it is better able to recruit entry level pilots if it is able to offer those candidates an opportunity to graduate to a mainline airline, such as Frontier. In addition, under these arrangements, once we have selected a regional airline’s pilot for our career development program, the regional airline will not provide such pilot with an opportunity to participate in any similar programs with any other airline. Each of these arrangements is terminable at will by either party upon 60 days’ notice. In addition, we believe we are an attractive employer for pilots as a result of our strong growth, which provides our pilots with career progression opportunities and enables them to achieve substantial pay increases under the collective bargaining agreement. For example, as a result of our continuing fleet expansion, First Officers hired since late-2013 have been eligible for upgrade to Captain within 24 to 48 months of joining us. As of December 31, 2021, our median pilot and flight attendant seniority was approximately five and four years, respectively.
As of December 31, 2021, approximately 88% of our employees were represented by labor unions under collective-bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements with each as of December 31, 2021:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	December 31, 2021
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	52%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	March 2024	2%
Aircraft Appearance	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(1)	1%
Material Specialists	IBT	March 2022	<1%
Maintenance Control	IBT	October 2023	<1%
__________________
(1)In December 2021, our collective bargaining agreements with our dispatchers, represented by TWU, became amendable. Negotiations are set to begin in March 2022.
The United States Railway Labor Act (the “RLA”) governs our relations with labor organizations. Under the RLA, the collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (the “NMB”) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (“PEB”), may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by the U.S. Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The U.S. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties.
During the fourth quarter of 2016, we ratified a new five-year collective bargaining agreement with the dispatchers. In March 2017, the material specialists contract was ratified to include a new amendable date of March 2022. In October 2018, new five-year collective bargaining agreements were reached with the aircraft appearance agents and maintenance controllers, and in March 2019 a new five-year collective bargaining agreement was reached with the aircraft technicians.
In March 2016 and July 2015, our collective bargaining agreements with our pilots, represented by the Air Line Pilots Association (“ALPA”), and our flight attendants, represented by AFA, respectively, became amendable. In December 2018, we and the pilots, represented by ALPA, reached a tentative agreement, which was subsequently approved by the pilots and became effective in January 2019. The agreement has a term of five years and includes a significant increase in the annual compensation of our pilots as well as a one-time ratification incentive payment to our pilots of $75 million plus applicable payroll taxes. We entered into NMB mediation with the union representing our flight attendants, AFA-CWA, in July 2017 and in March 2019 we reached a tentative agreement, which was ratified in May 2019.
Diversity, Equity and Inclusion
We are committed to providing equal employment opportunities for all persons and prohibiting discrimination in all aspects of our operation. We believe that fostering an inclusive and diverse culture will add value and lead to a more highly engaged workforce, allowing us to deliver better business results. We have established Business Resource Groups — employee-led, voluntary organizations of people with similar interests, experiences, or demographic characteristics, including the Women’s Leadership Network, the Veterans’ Resource Group and the Green Leadership Group. We also partner with organizations such as the Latino Pilots Association, National Gay Pilot’s Association, Organization of Black Aviation Professionals, Women in Aviation and Rotary to Airline Group to help foster opportunities and careers in aviation. We honor and celebrate our differences throughout the year by recognizing meaningful achievements and shared stories through our company newsletters during Black History Month, Women’s History Month, Pride Month and Breast Cancer Awareness Month.
We are focused on creating an equitable workforce, considering diverse slates of candidates for all positions. The table below illustrates our employee diversity based on self-identification across all employees as of December 31, 2021:

Male	Female	Minority
54%	46%	32%
Compensation and Benefits
Our compensation and benefits are designed to support the financial, mental, and physical well-being of our employees and their families. We evaluate our benefit programs each year in terms of value of benefit offerings and out-of-pocket costs to ensure that they are competitive with the benefit offerings of other companies with whom we compete for talent. We continuously evaluate our benefit offerings through these market studies as well as annual employee surveys. In 2021 we implemented the Rally wellness program to incentivize employees to invest in their health, earn points and participate in various health and wellness competitions. Our compensation philosophy is continuously adjusted to better meet the needs of the marketplace and, in 2020, we improved our vacation offering for non-union employees.
COVID-19 Response
In response to the COVID-19 pandemic, we have increased our focus on further strengthening our health and safety initiatives. We follow all federal, state and local protocols to help protect the health of our workforce and our customers. In March 2020, we implemented a COVID-19 pay protection policy to ensure employees took necessary time away from work to recover from COVID-19, provided an onsite vaccination clinic, and also provided free COVID-19 tests to many workgroups across our organization. We continue to require that facial coverings must be worn by all customers and team members throughout every flight.
In 2020 we introduced a fogging disinfectant to our already stringent aircraft cleaning and sanitation protocols, which provides a safe, certified disinfecting solution proven to be effective against viruses, including COVID-19. The fogging disinfectant is applied to virtually every surface in the passenger cabin. Planes are wiped down every night with additional disinfectant. During flights, main cabin air is a mix of fresh air drawn from outside the aircraft and air that has been passed through an air filtration system that features HEPA filters capable of capturing respiratory virus particles at more than 99.9% efficiency, similar to those used in hospital environments, with air exchange up to every three minutes.

Safety and Security
We are committed to the safety and security of our passengers and employees. Some of the safety and security measures we have taken include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program and all of our personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.
Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation including: flight operations, maintenance, in-flight, dispatch, and station operations.
The U.S. Transportation Security Administration (the “TSA”) is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout the operation.
Insurance
We maintain insurance policies we believe are of the types customary in the airline industry and as required by the DOT, lessors and other financing parties. Although we currently believe our insurance coverage is adequate, we cannot assure you that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Foreign Ownership
Under federal law and DOT policy, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and DOT policy currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in in 49 U.S.C. § 40102(a)(15), that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We believe we are currently in compliance with these ownership provisions.
Seasonality and Other Factors
The air transportation business and our route network are subject to seasonal fluctuations. Demand for air travel tends to be higher in the second and third quarters as there is an increase in vacation travel, compared to the first and fourth quarters of the year.
Government Regulation
Aviation Regulation
The DOT and FAA have regulatory authority over air transportation in the United States. The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international codesharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government.
The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a liberalized bilateral air transport agreement which the DOT has determined has all of the attributes of an “open skies” agreement. Our flights to the Dominican Republic, Jamaica and Canada are governed by bilateral air transport agreements between the United States and such countries. Changes in U.S. aviation policies could result in the alteration or termination of the corresponding air transport agreement, diminish the value of our international route authorities or otherwise affect our operations to/from these countries.
The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. We currently hold an FAA air carrier certificate.
International Regulation
All international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the foreign countries involved. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT, and/or approvals from the FAA, as well as any applicable foreign government entity. In addition, we are required to comply with overfly regulations in countries that lay along our routes but which we do not serve.
International service is also subject to Customs and Border Protection (“CBP”), immigration and agriculture requirements and the requirements of equivalent foreign governmental agencies. The CBP is charged with international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs and immigration. Like other airlines flying international routes, from time to time we may be subject to civil fines and penalties imposed by CBP if unmanifested or illegal cargo, such as illegal narcotics, is found on our aircraft. These fines and penalties, which in the case of narcotics are based upon the retail value of the seizure, may be substantial. We seek to cooperate actively with CBP and other U.S. and foreign law enforcement agencies in investigating incidents or attempts to introduce illegal cargo.
In addition, foreign regulatory agencies located in jurisdictions we serve can impose requirements on various aspects of our business, including safety, marketing, ticket sales, staffing, and tax. We will continue to comply with all contagious disease requirements issued by the United States and foreign governments, but we cannot forecast what additional requirements may be imposed in the future.
Airport Access
In the United States, the FAA currently regulates the allocation of landing and takeoff authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms which limit takeoffs and landings at three U.S. airports (Ronald Reagan Washington National Airport (DCA), and New York’s LaGuardia Airport (LGA) and JFK International Airport (JFK)), two of which we serve (DCA and LGA). In addition, John Wayne Airport (SNA) in Orange County, California and Long Beach Airport (LGB) in Long Beach, California, have a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. We currently have sufficient slots or operating authorizations to operate our existing flights, but there is no assurance that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental regulations and policies. Our ability to retain slots or operating authorizations is subject to “use-or-lose” provisions of the governing regulations, and our ability to expand service at slot-controlled airports similarly is limited. The DOT also regulates slot transactions between airlines.

Consumer Protection Regulation
The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, airline advertising and marketing practices, codeshare disclosure, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. The DOT also has authority to review certain joint venture agreements, marketing agreements, codesharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.
In July 2021, the DOT issued a Notice of Proposed Rulemaking (“NRPM”) requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. As of December 31, 2021, a final rule has not been issued.
In November 2021, the DOT reopened the comment period on an NPRM regarding short-term improvements to lavatory accessibility, including new proposed requirements for onboard wheelchairs. As of December 31, 2021, a final rule has not been issued.
The Biden administration issued an executive order mandating that masks be worn on commercial aircraft. This order was extended in December 2021 to at least March 2022. We will continue to follow all relevant guidelines and guidance to protect our guests and staff, but we cannot forecast what additional safety requirements may be imposed in the future or the extent of any pre-travel testing requirements that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.
Security Regulation
The TSA and the U.S. Customs and Border Protection, each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the U.S. International flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. We believe we are currently in compliance with all directives issued by such agencies.
Environmental Regulation
We are subject to various federal, state, foreign and local laws and regulations relating to the protection of the environment and affecting matters such as air emissions (including greenhouse gas (“GHG”) emissions), noise emissions, discharges to surface and subsurface waters, safe drinking water, and the use, management, release, discharge and disposal of, and exposure to, materials and chemicals.
In particular, in June 2015, the U.S. Environmental Protection Agency (the “EPA”) issued revised underground storage tank regulations that could affect airport fuel hydrant systems and reissued the Multi-Sector General Permit for Stormwater Discharges from Industrial Activities. Among other revisions, the reissued permit incorporates the EPA’s previously issued Airport Deicing Effluent Limitation Guidelines and New Source Performance Standards. In addition, California adopted a revised State Industrial General Permit for Stormwater Discharges on April 1, 2014, which became effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. Cost estimates to comply with the above permitting requirements have not been defined, but we, along with other airlines, would share a portion of these costs at applicable airports. In addition to the EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports.
We are also subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.
GHG Emissions
Concern about climate change and greenhouse gases may result in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, in June 2015, the EPA announced a proposed endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. If the EPA makes a final, positive endangerment finding, the EPA is obligated under the Clean Air Act to set GHG emissions standards for aircraft. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional cap-and-trade programs. On March 6, 2017, the International Civil Aviation Organization (the “ICAO”) adopted new carbon dioxide certification standards for new aircraft beginning in 2020. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In January 2021, the EPA finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by ICAO. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. The outcome of the legal challenge and administrative review cannot be predicted at this time.
In the event that such legislation or regulation is enacted in the United States or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.
In addition, we are subject to the requirements of the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), an international, market-based emissions reduction program adopted by ICAO in 2016. CORSIA is intended to achieve carbon-neutral growth in the international aviation sector from 2021 through 2035 by requiring airlines to compensate for the growth in CO2 emissions, relative to a predetermined baseline, of a significant majority of international flights through the purchase of carbon offsets or the use of low-carbon fuels. For each year from 2021 through 2029, CORSIA requires each airline to compensate for the rate of growth of the CO2 emissions of the aviation sector as a whole as determined by ICAO. Starting in 2030, CORSIA will require airlines to compensate for growth in CO2 emissions using a formula determined by ICAO that will combine the growth in aviation sector emissions and the growth in the individual airline’s emissions, with the proportion of the latter rising from at least 20% over the period 2030 through 2032 to at least 70% over the period 2033 through 2035.
ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, due to the impact of the COVID-19 pandemic on air travel, in June 2020 ICAO determined to remove 2020 from the baseline for the first few years of CORSIA implementation (2021-2023). Accordingly, we do not expect to be required to purchase offset credits over that period, unless the recovery in demand for international travel is unexpectedly strong and exceeds that of 2019 in those years.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily because of the difficulty in estimating the return of demand for international air travel in the recovery from the COVID-19 pandemic. There is also significant uncertainty with respect to the future supply and price of carbon offset credits and sustainable or lower carbon aircraft fuels that could allow us to reduce our emissions of CO2. In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2029 are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth starting in 2030.
U.S. commitments announced during the Biden administration’s April 2021 Leaders Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential impacts on our business cannot be predicted at this time.
Noise
Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system, subject to FAA review under the Airport Noise and Capacity Act (“ANCA”) of 1990. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during take-off and initial climb and limiting the overall number of flights at an airport. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally imposed regulations become more restrictive or widespread.
Other Regulations
Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. Labor relations in the airline industry are generally governed by the RLA. The privacy and security of passenger and employee data is regulated by various domestic and foreign laws and regulations.
Future Regulations
The U.S. government and foreign governments may consider and adopt new laws, regulations, interpretations and policies regarding a wide variety of matters that could directly or indirectly affect our results of operations. We cannot predict what laws, regulations, interpretations and policies might be considered in the future, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.
Impact of Regulatory Requirements on Our Business

Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry and future regulatory developments may continue to do the same in the future. For additional information, please see Part I, Item 1A. Risk Factors — “We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition,” “We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure,” “We are subject to extensive regulation by the FAA, the DOT, TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition,” and “Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on our business.”

Available Information
Our website is located at www.flyfrontier.com. We have made and expect in the future to make public disclosures to investors and the general public by means of the investor relations section of our website. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts (see https://ir.flyfrontier.com/ir-resources/email-alerts). The information on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision related to our common stock. The risks and uncertainties described below may not be the only ones we face, and many of such risks have been and will be exacerbated by the COVID-19 pandemic. If any of these risks should occur, our business, results of operations, financial condition or growth prospects could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Industry
The COVID-19 pandemic and measures to reduce its spread have had, and are expected to continue to have, a material adverse impact on our business, results of operations and financial condition.
COVID-19 has spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and the implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions, closures or recommendations against air travel and the implementation of mandatory quarantine periods after travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to the COVID-19 pandemic, we have significantly reduced capacity from our original plan and will continue to evaluate the need for further flight schedule adjustments. Although we have seen significant recovery of demand through the year ended December 31, 2021 as compared to the year ended December 31, 2020, we are unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Delta and Omicron variants, nor the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel. We are closely monitoring the impact of the Delta and Omicron variants and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to these variants.
In response to the impacts of the COVID-19 pandemic, beginning in March 2020, we have taken measures to address the significant cash outflows resulting from the sharp decline in demand and we continue to evaluate options should the lack of demand for air travel continue beyond the near term. During 2020 and through December 31, 2021, we also reduced our flight schedule to match demand levels and implemented various other initiatives to reduce costs and manage liquidity including, but not limited to:
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
•deferring aircraft deliveries;
•reducing or suspending discretionary expenses;
•reaching agreements with major vendors, which are primarily related to many of our aircraft and engine leases, as well as airports, for deferral of payments;
•delaying non-essential maintenance projects;
•reducing non-essential capital projects;
•securing current funding and future liquidity from the CARES Act, as well as other financing sources; and
•amending certain debt covenant metrics to align with current and expected demand.

On March 27, 2020, the CARES Act was signed into law. On April 30, 2020 we entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the Treasury to receive funding through the Payroll Support Program (the “PSP”) over the second and third quarters of 2020. On September 28, 2020, we entered into a Loan and Guarantee Agreement (the “Treasury Loan Agreement”) with the Treasury for a secured term loan facility (the “Treasury Loan”); on January 15, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Extension Agreement (the “PSP2 Agreement”); and on April 29, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Program 3 Agreement (the “PSP3 Agreement”). The funding we received is subject to significant restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”
Additionally, we also outsource certain critical business activities to third parties, and we depend on a limited number of suppliers for our aircraft and engines. As a result, we have increased our reliance on the successful implementation and execution of the business continuity planning of such third-party service providers in the current environment. If one or more of such third parties experience operational failures as a result of the impacts of the COVID-19 pandemic, or claim that they cannot perform due to a force majeure event, it may have a material adverse impact on our business, results of operations and financial condition.
The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic; the efficacy and adherence rates of COVID-19 vaccines; impact of existing and future governmental regulations, travel advisories, testing regimes, and restrictions that are imposed in response to the COVID-19 pandemic; additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global economies and financial markets, which may reduce our ability to access capital on favorable terms or at all, and increase the cost of capital. In addition, a recession, depression or other sustained adverse economic event, including, but not limited to, an inflationary economic environment, would materially adversely impact our business and the value of our common stock. The COVID-19 pandemic makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further significant decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.
We are also dependent upon successful COVID-19 vaccines, including an efficient distribution, sufficient supply and significant uptake by the general public, in order to normalize economic conditions, the airline industry and our business operations and to realize our growth plans and business strategy. We cannot predict if or when we will be able to resume full normal operations. The failure of a vaccine, including to the extent it is not effective against the future variants of the virus including the recent Delta and Omicron variants, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, results of operations and financial condition. Legally required vaccine mandates have been imposed and have resulted in multiple unresolved court challenges, some of which remain ongoing. We cannot predict what policies we may elect to or be required to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel.
In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or government mandated travel restrictions and regulations, could adversely impact our business, results of operations and financial condition.
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
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we have been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•restrictions on repurchases of equity securities listed on a national securities exchange and on payment of dividends until February 2, 2023;
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
•limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon termination, until April 1, 2023;
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
The airline industry is exceedingly competitive, and we compete against legacy network airlines, low-cost carriers and other ultra low-cost carriers; if we are not able to compete successfully in our markets, our business, results of operations and financial condition may be materially adversely affected.
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with legacy network carriers, LCCs and ULCCs. Competition on most of the routes we presently serve is significant, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face little or no competition. In almost all instances, our competitors are larger than us and possess significantly greater financial and other resources than we do.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition could adversely affect our operations. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to increase revenue per available seat mile. The prevalence of discount fares can be particularly acute when a competitor has excess capacity to sell. Given the high levels of excess capacity among U.S. airlines generally as a result of the COVID-19 pandemic, we expect to face significant discounted fare competition as the U.S. market continues to recover. Moreover, many other airlines have unbundled their services, at least in part, by charging separately for services such as baggage and advance seat selection which previously were offered as a component of base fares. This unbundling and other cost-reducing measures could enable competitor airlines to reduce fares on routes that we serve.

In addition, airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. For instance, in 2017 there was widespread capacity growth across the United States, including in many of the markets in which we operate. In particular, during 2017, both Southwest Airlines and United Airlines increased their capacity in Denver. The domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons, including, for example, actions by American Airlines in 2015 and United Airlines in 2017 to match fares offered in many of their markets by ULCCs, with resulting material adverse effects on the revenues of the airlines involved. The increased capacity across the United States in 2017 exacerbated the competitive pricing environment, particularly beginning in the second quarter of 2017, and this activity continued throughout 2018 and the first half of 2019. Given the decreased demand resulting from the COVID-19 pandemic, we expect significant competition, including price competition, at least in the short term and as the U.S. market recovers. If we continue to experience increased competition our business, results of operations and financial condition could be materially adversely affected.
We also expect that new work patterns and the growth of remote work will lead to increasing numbers of employees choosing to live remotely from their office location, which could significantly alter the historical demand levels on the routes we serve. While we believe our low fares and low costs will enable us to grow our network in new markets profitably to take advantage of new demand patterns as they arise, there can be no assurance that we will be successful in doing so or that we will be able to successfully compete with other U.S. airlines on such routes. If we fail to establish ourselves in such new markets our business, results of operations and financial condition could be materially adversely affected.
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies. Additionally, several new market entrants, including Avelo Airlines and Breeze Airways, have commenced, or announced their intent to commence operations, which could present further competition should they develop ULCC strategies. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their network. A competitor adopting a ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to execute a ULCC strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, our business, results of operations and financial condition could be materially adversely affected.
There has been significant consolidation within the airline industry, including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, Alaska Airlines and Virgin America, and our pending merger with Spirit Airlines. In the future, there may be additional consolidation in the airline industry. Business combinations could significantly alter industry conditions and competition within the airline industry and could enable our competitors to reduce their fares.
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
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 26%, 21% and 29% of our operating expenses for the years ended December 31,

2021, 2020 and 2019, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly, as occurred in 2021 and early 2022. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft, we operate and have on order. See also “Risks Related to Our Business—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.” Aircraft fuel expense per gallon increased 4%, to $2.17, in the year ended December 31, 2021 compared to the year ended December 31, 2020, due to significant increases in fuel consumption and in fuel prices, partly offset by losses on fuel hedges during 2020 that were not present in 2021. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2021 and 2020, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges therefore had no impact within our consolidated statements of operations for the year ended December 31, 2021. Our results for the years ended December 31, 2020 and 2019 included $82 million and $17 million in losses associated with fuel hedges, respectively. The losses for the year ended December 31, 2020 were primarily a result of the precipitous decline in aircraft fuel prices caused by the COVID-19 pandemic, which created a significant liability position at the settlement of our collar trades. These losses included $52 million relating to the de-designation of fuel hedges resulting from the COVID-19 pandemic on the quantities where consumption was not deemed probable and resulting mark to market impacts. During 2020 our hedges consisted of call options and collar structures, although we have in the past, and may in the future, use other instruments such as swaps on aircraft fuel or highly correlated commodities and fixed forward price contracts, which allow us to lock in the price of aircraft fuel for specified quantities and at specified locations in future periods. We cannot assure you our fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.

Restrictions on, or increased taxes applicable to, charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the years ended December 31, 2021, 2020 and 2019, we generated non-fare passenger revenues of $1,194 million, $659 million and $1,240 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as baggage fees, service fees, seat selection fees and other passenger-related revenue and is a component of our passenger revenue within the consolidated statements of operations. The DOT has rules governing many facets of the airline-consumer relationship including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.

The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The FAA Reauthorization Act of 2018 provided for several new requirements and rulemakings related to airlines including, but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty-period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or other mobility aids and (xix) minimum dimensions for passenger seats. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. See also “—We are subject to extensive regulation by the FAA, the DOT, TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
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
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from an inflationary economic environment and/or reactions to the COVID-19 pandemic, have historically impaired airline economics. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels have had, and may continue to have, a severe and prolonged effect on the global economy generally and, in turn, may continue to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of the COVID-19 pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-pandemic levels, if at all.
We face competition from air travel substitutes.
In addition to airline competition from legacy network airlines, LCCs and other ULCCs, we also face competition from air travel substitutes, partially as a result of the COVID-19 pandemic. On our domestic routes, particularly those with shorter stage lengths, we face competition from other transportation alternatives, such as buses, trains or automobiles. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing, virtual and augmented reality and other methods of electronic communication may reduce the need for in-person communication. Any inability to stimulate demand for air travel with our low base fares or to adjust rapidly in the event that the basis of competition in our markets changes could have a material adverse effect on our business, results of operations and financial condition.
Threatened or actual terrorist attacks or security concerns, particularly involving airlines, could have a material adverse effect on our business, results of operations and financial condition.
Past terrorist attacks or attempted attacks, particularly those against airlines, have caused substantial revenue losses and increased security costs, and any actual or threatened terrorist attack or security breach, even if not directly against an airline, could have a material adverse effect on our business, results of operations and financial condition. For instance, enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Terrorist attacks made directly on an airline, particularly in the U.S., or the fear of such attacks or other hostilities, including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats, would have a negative impact on the airline industry and could have a material adverse effect on our business, results of operations and financial condition.
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
Risks associated with our presence in international emerging markets, including political or economic instability, and failure to adequately comply with existing legal requirements, may materially adversely affect our business, results of operations and financial condition.
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
The success of our operations and our future growth is dependent on a number of federal agencies, specifically the FAA, the DOT and TSA. In the event of a slowdown or shutdown of the federal government, such as those experienced in October 2013 and December 2018 through January 2019, certain functions of these and other federal agencies may be significantly diminished or completely suspended for an indefinite period of time, the conclusion of which is outside of our control. During such periods, it may not be possible for us to obtain the operational approvals and certifications required for events that are critical to the successful execution of our operational strategy, such as the delivery of new aircraft or the implementation of new routes. Additionally, there may be an impact on critical airport operations, particularly security, air traffic control and other functions that could cause airport delays and flight cancellations and negatively impact consumer demand for air travel.
Furthermore, once a period of slowdown or government shutdown has concluded, there will likely be an operational backlog within the federal agencies that may extend the length of time that such events continue to negatively impact our business, results of operations and financial condition beyond the end of such period.
The deployment of new 5G C-band service by wireless communications service providers could have a material adverse effect on our operations, which in turn could negatively impact our business, results of operations and financial condition.
On January 17, 2022, various executives of U.S. passenger airlines and cargo carriers, and airline industry associations, warned the U.S. federal government of the potential adverse impact the imminent deployment of AT&T and Verizon’s new 5G C-band service would have on U.S. aviation operations. According to aviation leaders, the deployment of the new 5G C-band service could cause, among other consequences, operational and security issues, interference with critical aircraft instruments and adverse impact to low-visibility operations. Any of these consequences could potentially cause flight cancellations, diversions and delays, or could result in damage to our aircraft and other equipment and a diminished margin of safety in airline operations. The DOT and the FAA are currently working with AT&T and Verizon to create appropriate safeguards in the deployment of their new 5G C-band service, including a potential delay in its overall deployment, the installation of buffer zones around airports and other measures to be announced. Any requirements or restrictions imposed on airlines by the DOT, the FAA or other government agencies are uncertain, but could have an adverse effect on our operations. Any sustained impact to our operations could adversely affect our business, results of operations and financial condition.
Risks Related to the Merger
The pendency of the proposed Merger may cause disruption in our business.
On February 5, 2022, we entered into the Merger Agreement with Spirit and Merger Sub, pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity.
The Merger Agreement restricts us from taking specified actions without Spirit’s consent until the Merger is completed or the Merger Agreement is terminated, including amending our organizational documents, issuing shares of our common stock, divesting certain assets (including certain intellectual property rights), declaring or paying dividends, making certain significant acquisitions or investments, entering into any new lines of business, or incurring certain indebtedness. These restrictions and others more fully described in the Merger Agreement (the full text of which has been filed with the SEC) may affect our ability to execute our business strategies and attain our financial and other goals and may impact our business, results of operations and financial condition.
The pendency of the proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including customers, unions, employees, suppliers, third-party service providers and third-party distribution channels, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Merger and the preparation for our integration with Spirit’s business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

While the Merger is pending, we intend to continue to grow our business which will entail the continued hiring of additional employees, including pilots and other skilled workers, presently in short supply in the airline industry. Any disruption or perceived uncertainty may make it more difficult for us to meet our employee retention and hiring goals which could materially impact our business, results of operations and financial condition.
We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. We may also incur unanticipated costs in connection with our integration with Frontier’s business. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.
Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.
The Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including among other things, (i) approval of the transactions by Spirit’s stockholders, (ii) receipt of applicable regulatory approvals, including approvals from the FCC, FAA and DOT and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals; (iii) the absence of any law or order prohibiting the consummation of the transactions; (iv) the effectiveness of the registration statement to be filed by us and Spirit with the SEC pursuant to the Merger Agreement; (v) the authorization and approval for listing on Nasdaq of the shares of our common stock to be issued to holders of Spirit’s common stock in the Merger; and (vi) the absence of any material adverse effect (as defined in the Merger Agreement) on either us or Spirit.
The process of satisfying such conditions, including seeking the necessary regulatory approvals, could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•we may be subject to litigation, which could result in significant costs and expenses;
•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us; and
•our costs of pursuing the Merger may be higher than anticipated.
If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations and financial condition.
In order to complete the Merger, we and Spirit must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
Although we and Spirit have agreed to use reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, including from the FCC, the FAA and the DOT, subject to certain limitations such as the expiration or earlier termination of relevant waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Merger, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after completion of the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.
Although we expect that the Merger will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of such synergies, and other challenges.
We and Spirit have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Historically, the integration of separate airlines has often proven to be more time consuming, to cost more and to require more resources than initially estimated. We must devote significant management attention and financial and other resources to integrating our business practices, cultures and operations. If we are not able to successfully integrate our business with Spirit’s, the anticipated benefits, including synergies, of the Merger may not be realized fully or may take longer than expected to be realized. Specifically, the following issues, among others, must be addressed in combining our operations with Spirit’s in order to realize the anticipated benefits of the Merger:
•combining our business with Spirit’s in a manner that permits us to achieve the synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•maintaining existing agreements with unions, employees, suppliers, third-party service providers and third-party distribution channels, and avoiding delays in entering into new agreements with prospective employees, suppliers, third-party service providers and third-party distribution channels;
•the challenge of integrating complex systems and technologies, including designing and implementing an integrated customer reservations system, operating procedures, regulatory compliance programs, aircraft fleets, networks, and other assets in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•determining whether and how to address possible differences in corporate cultures and management philosophies;
•diversion of the attention of management and other key employees;
•integrating the businesses’ administrative and information technology infrastructure;
•the challenge of integrating workforces and attracting and retaining key personnel while maintaining focus on providing consistent, high quality customer service and running an efficient operation;
•managing the expanded operations of a significantly larger and more complex company;
•branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers; and
•resolving potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.
Even if the operations of our business and Spirit’s business are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies that are expected. These benefits may not be achieved within the anticipated time frame or at all. Additional unanticipated costs, which could be material, may also be incurred in the integration of our business and Frontier’s business. Further, it is possible that there could be loss of key Frontier or Spirit employees, loss of customers, disruption of either or both of our or Spirit’s ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated.

We plan to submit to the FAA a transition plan for merging the day-to-day operations of Frontier and Spirit under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate. The actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan. See also “—We face challenges in integrating our computer, communications and other technology systems.” All of these factors could materially adversely affect our business, results of operations and financial condition.
We face challenges in integrating our computer, communications and other technology systems.
Among the principal risks of integrating our and Spirit’s businesses and operations are the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate Frontier and Spirit as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecasted. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. The related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.
As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our computer, communications and other technology systems. These factors include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our global network; difficulty in training employees in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and our operations and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
The combined company is expected to incur substantial expenses related to the Merger and the integration of Frontier and Spirit.
The combined company is expected to incur substantial expenses in connection with the Merger and the integration of Frontier and Spirit. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, reservations, maintenance, flight operations, marketing and benefits. While we and Spirit have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.
We and Spirit are dependent on the experience and industry knowledge of our respective officers and other key employees to execute our respective business plans. The combined company’s success after the Merger will depend in part upon the ability of our and Spirit’s to retain key management personnel and other key employees. Current and prospective employees of Frontier and Spirit may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of us and Spirit to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of Frontier and Spirit to the same extent that Frontier and Spirit have previously been able to attract or retain their own employees.
The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.
Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either our or Spirit’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.
Following the closing of the Merger, we will be bound by all of the obligations and liabilities of both companies.
Following the closing, we will become bound by all of the obligations and liabilities of Frontier and Spirit. Neither we nor Spirit can predict the financial condition of Frontier or Spirit at the time of that combination or our ability to satisfy the obligations and liabilities of the combined company.
The need to integrate the Frontier and Spirit workforces following the Merger and negotiate new joint labor agreements presents the potential for delay in achieving expected synergies, increased labor costs or labor disputes that could adversely affect the combined company’s operations.
The successful integration of us and Spirit and achievement of the anticipated benefits of the combination depend significantly on integrating our and Spirit’s employee groups and on maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected synergies of integration, increased labor costs and labor disputes that could adversely affect the combined company’s operations.
We and Spirit are both highly unionized companies. The process for integrating labor groups in an airline merger is governed by a combination of the RLA, the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. Pending operational integration, it is generally necessary to maintain a “fence” between employee groups, during which time the combined company will keep the employee groups separate and apply the terms of the existing collective bargaining agreements unless other terms have been negotiated.
Under the RLA, the NMB has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the NMB has authority to resolve include (i) whether the merger has created a “single carrier” for representation purposes; (ii) designation of the appropriate “craft or class”—the RLA term for “bargaining unit”—for bargaining at the combined company on a system wide basis, an issue which typically arises from minor inconsistencies over which positions are included within a particular craft or class at the two companies; and (iii) designation of the representative of each craft or class at the combined company.
In order to fully integrate the pre-merger represented employee groups, the combined company must negotiate a joint collective bargaining agreement covering each combined group. These negotiations can begin immediately where the same union represents employees of both companies within the craft or class in question, but otherwise will likely begin after a single post-merger representative has been certified by the NMB.
Prior to the completion of the Merger, there is a risk of litigation or arbitration by unions or individual employees that could delay or halt the Merger or result in monetary damages on the basis that the Merger either violates a provision of an existing collective bargaining agreement or an obligation under the RLA or other applicable law. The unions or individual employees might also pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt our and Spirit’s normal operations, whether in opposition to the Merger or in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and we and Spirit can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined.
Risks Related to Our Business
If we fail to implement our business strategy successfully, our business, results of operations and financial condition could be materially adversely affected.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a firm commitment to purchase 234 A320neo family aircraft by the end of 2029, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
Our growth is also dependent upon our ability to maintain a safe and secure operation, including enhanced safety procedures as a result of the COVID-19 pandemic, and will require additional personnel, equipment and facilities as we continue to induct new aircraft and execute our growth plan. In addition, we will require additional third-party personnel for services we do not undertake ourselves. An inability to hire and retain personnel, secure the required equipment and facilities in a cost-effective and timely manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. Furthermore, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets.
Some of our target growth markets outside of the United States include countries with less developed economies that may be vulnerable to unstable economic and political conditions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets we serve, and the resulting instability, may adversely affect our ability to implement our growth strategy.
Our low-cost structure is one of our primary competitive advantages, and many factors could affect our ability to control our costs.
Our low-cost structure is one of our primary competitive advantages. However, we have limited control over some of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, the acquisition and operating cost of aircraft, airport and related infrastructure costs, taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of collective bargaining agreements, which could result in increased labor costs. See “— Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.” Further, in an inflationary environment which is also exhibiting worker shortages, such as the current U.S. economic environment, depending on airline industry and other economic conditions, we may be unable to manage through the resulting increases in our operating costs. We cannot predict how long the current inflationary period will last or the extent to which high inflation may occur in the U.S. economy in the future. As such, we cannot guarantee we will be able to maintain our relatively low costs. If our costs increase and we are no longer able to maintain a competitive cost structure, it could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, our business strategy includes maintaining our portfolio of desirable, value-oriented, non-fare products and services. However, we cannot assure you that passengers will continue to perceive value in the non-fare products and services we currently offer and regulatory initiatives could adversely affect non-fare revenue opportunities. Failure to maintain our non-fare revenues could have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to maintain our non-fare revenues, we may not be able to execute our strategy to continue to lower base fares in order to stimulate demand for air travel.
Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.
Our business is labor intensive, with labor costs representing approximately 28%, 33% and 24% of our total operating costs for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, approximately 88% of our workforce was represented by labor unions. We have ratified labor agreements with several of the labor unions representing our employees including with the union representing our pilots in January 2019 and with the union representing our flight attendants in May 2019. See “Business—Human Capital Resources”. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage, and usually lengthy, series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
From June to November 2018, we experienced disruptions to our flight operations during our labor negotiations with the union representing our pilots, ALPA, which materially impacted our business and results of operations for the period. Upon reaching a tentative agreement with ALPA in December 2018, our flight operations returned to normal. However, we are unable to determine the extent to which this period of prolonged disruption may have harmed our reputation or the length of time it may take for our business to recover from such harm, if ever. In addition, the agreement, which became effective in January 2019, included a significant increase in the annual compensation of our pilots, as well as a one-time ratification incentive payment to our pilots of $75 million, plus payroll-related taxes. We cannot provide assurance that we will not experience another operational disruption resulting from any future negotiations or disagreements with our pilots or with any of our other union-represented employee groups. In addition, we cannot provide any estimate with regard to the amount or probability of future compensation increases, ratification incentives or other costs that may come as a result of future negotiations with our pilots or our other union-represented groups. Future operational disruptions or other costs related to labor negotiations, including reputational harm that may come as a result of such disruptions, if any, may have a material adverse impact on our business, results of operations and financial condition.
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
We are highly dependent on markets served from airports that are significant to our business, including Denver, Orlando, Las Vegas, Philadelphia and Miami. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
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
Our existing lease at Denver International Airport was extended and expires in December 2022 with one additional one-year extension option. We cannot assure you that renewal of the lease will occur on acceptable terms or at all, or that the new lease will not include additional or increased fees. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities; our impact on the environment; any inability to maintain our position as “America’s Greenest Airline” including, for example, if another major U.S. airline experiences more average fuel savings than us based on ASMs per fuel gallon consumed or if consumers perceive us to be less “green” than other airlines based on different factors or metrics or by attributing the sustainability practices of our vendors, suppliers and other third parties to us; public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage;” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs; customer perceptions of our use of social media; or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
Moreover, the outbreak and spread of COVID-19 has adversely impacted consumer perceptions of the health and safety of travel, and airline travel in particular, and these negative perceptions, whether or not based in fact, could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights has had, and may continue to have, a material adverse effect on the public’s perception of us, which has harmed, and may continue to harm, our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, such as requiring that facial coverings must be worn by all customers and team members throughout every flight and introducing a fogging disinfectant to our already stringent aircraft cleaning and sanitation protocols. We expect that we will continue to incur COVID-19-related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure you that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.
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
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems, in addition to complaints related to our COVID-19-related refund policy. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies, including policies implemented in response to the COVID-19 pandemic. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. The DOT may choose to investigate such customer complaints and this could result in fines. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand such as has been caused by the COVID-19 pandemic.
We have maintained a high daily aircraft utilization rate prior to the COVID-19 pandemic and expect our utilization rate to increase as the U.S. market continues to recover from the pandemic. Our average daily aircraft utilization was 9.8 hours, 8.0 hours and 12.2 hours for the years ended December 31, 2021, 2020 and 2019, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand such as has been caused by the COVID-19 pandemic reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, the ICAO and jurisdictions around the world have adopted noise regulations that require all aircraft to comply with noise-level standards, and governmental authorities in several U.S. and foreign cities are considering or have already implemented aircraft noise reduction programs, including the imposition of overnight curfews and limitations on daytime take-offs and landings. Compliance with existing and future environmental laws and regulations, including emissions limitations and more restrictive or widespread noise regulations, that may be applicable to us could require significant expenditures, increase our cost base and have a material adverse effect on our business, results of operations and financial condition, and violations thereof can lead to significant fines and penalties, among other sanctions.
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
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and GHG emissions, including CO2 emissions. In particular, ICAO has adopted rules to implement CORSIA, which will require us to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Business—Government Regulation—Environmental Regulation”.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, primarily because it is difficult to estimate the return of demand for international air travel as the recovery from the COVID-19 pandemic continues. There is also significant uncertainty with respect to the future supply and price of carbon offset credits and sustainable or lower-carbon aircraft fuels that could allow us to reduce our emissions of CO2. In addition, we will not directly control our CORSIA compliance costs through 2029 because those obligations are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth beginning in 2030. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
In the event that CORSIA does not come into force as expected, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional and federal agencies to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted, or are considering adopting, programs, including new taxes, to regulate domestic GHG emissions. Finally, certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
In addition, in January 2021, the EPA finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by the ICAO. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. On November 15, 2021, EPA announced that it will not rewrite the existing airplane GHG emissions standards but will press for ambitious new airplane GHG emission standards at international negotiations organized by ICAO in 2022. The outcome of the legal challenge and the development of new airplane GHG emissions standards cannot be predicted at this time. U.S. commitments announced during President Biden’s April 2021 Leaders Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential effects on the our business cannot be predicted at this time.
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
Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the cancelling of flights, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2021, we had $918 million of total available liquidity in cash and cash equivalents. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and to make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of the COVID-19 pandemic on our financial position and operations.
During the fourth quarter of 2020, we amended our PDP Financing Facility to provide for a deferral of the fixed charge coverage ratio requirement (the “FCCR Test”) until the first quarter of 2022. If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the PDP Financing Facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the PDP Financing Facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. If the LTV Test was required to be performed, we do not expect that there would be any material required pre-payment of the PDP Financing Facility or posting of additional collateral. Additionally, we have also obtained a waiver of relief for the covenant provisions through the second quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
As of December 31, 2021, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly-acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus, CFM International, an affiliate of General Electric Company, and Pratt & Whitney. As of December 31, 2021, we had a firm obligation to purchase 234 A320neo family aircraft by the end of 2029, none of which had a committed operating lease. We intend to evaluate financing options for the aircraft on order. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.
As of December 31, 2021, we had existing aircraft purchase commitments through 2029, all of which are for Airbus A320neo family aircraft. Of the 234 A320neo family aircraft we have committed to purchase by 2029, nine will be equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company, 134 will be equipped with Pratt & Whitney Geared Turbo Fan (“GTF”) engines, and we are still considering engine options for the remaining 91 aircraft on our order book relating to the recent amendment that was entered into with Airbus. The A320neo family includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. While the A320neo family represents the latest step in the modernization of the A320 family of aircraft, the aircraft only entered commercial service in January 2016, and we are one of the first airlines to utilize the A320neo and LEAP engine. As a result, we are subject to those risks commonly associated with the initial introduction of a new aircraft and engine type, including with respect to the A320neo’s actual, sustained fuel efficiency and other projected cost savings, which may not be realized, as well as the reliability and maintenance costs associated with a new aircraft and engine type. In addition, it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
As of December 31, 2021, the operating leases for four, six, four, eight and twenty aircraft in our fleet were scheduled to terminate during 2022, 2023, 2024, 2025 and 2026, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of December 31, 2021, we had a firm obligation to purchase 234 A320neo family aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these new initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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
Furthermore, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our consolidated balance sheet. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses could have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Aircraft Leases—Maintenance Reserves and Aircraft Return Costs”.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2021, all 110 aircraft in our fleet were financed under operating leases. For the years ended December 31, 2021, 2020 and 2019, we incurred aircraft rent of $530 million, $396 million and $368 million, respectively, and incurred maintenance costs of $119 million, $83 million and $86 million, during the respective periods. For the years ended December 31, 2021 and 2020, aircraft rent included a $31 million unfavorable impact and a corresponding $31 million favorable impact, respectively, caused by deferral arrangements with our lessors due to the COVID-19 pandemic. As of December 31, 2021, we have paid back the entire amount of our aircraft and engine rent deferrals, which were recognized as aircraft rent within the consolidated statements of operations as the payments were made. As of December 31, 2021 and 2020, we had future operating lease obligations of approximately $2,435 million and $2,264 million, respectively, and future principal debt obligations of $423 million and $357 million, respectively. Part of these debt obligations included our $150 million Treasury Loan as of each period end; and $66 million and $33 million in PSP Promissory Notes entered into under the CARES Act as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, we made cash payments for interest related to debt of $9 million, $7 million and $10 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus as well as CFM International and Pratt & Whitney for delivery over the next several years.
Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, any significant weakening or improvement in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations and our obligations under our other debt arrangements could have a material adverse effect on our business, results of operations and financial condition and could:
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
A failure to pay our operating lease, debt, fixed costs and other obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on third-party distribution channels, including those provided by or through GDSs, conventional travel agents and OTAs to distribute a portion of our airline tickets, and we expect in the future to rely on these channels to collect a portion of our non-fare revenues. These distribution channels are more expensive and at present have less functionality in respect of non-fare revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets and may not provide the functionality we require to maximize non-fare revenues. In addition, in the last several years there has been significant consolidation among GDSs and OTAs, including the acquisition by Expedia of both Orbitz and Travelocity, and the acquisition by Amadeus of Navitaire (the reservations system that we use). This consolidation and any further consolidation could affect our ability to manage our distribution costs due to a reduction in competition or other industry factors. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
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
In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party specialists collect, process, transmit and store a large volume of personally identifiable information of our passengers, prospective passengers or personnel, including email addresses, home addresses, financial data such as credit and debit card information and other sensitive information. The security of the systems and network where we and our third-party specialists store this data is a critical element of our business, and these systems and our network may be vulnerable to cyberattacks and other security issues, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. Threats to cybersecurity have increased with the sophistication of malicious actors, and we must manage those evolving risks. We have been the target of cybersecurity attacks in the past and expect that we will continue to be in the future. Recently, several high-profile companies have experienced significant data breaches and ransom attacks, which have caused those companies to suffer substantial financial and reputational harm. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.
A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including lost revenue; unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of defending against, preparing for, responding to and remediating an incident may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Additionally, any material failure by us or our third-party specialists to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit and debit cards as a form of payment. While we have taken precautions to avoid an unauthorized incursion of our computer systems, we cannot assure you that our precautions are either adequate or implemented properly to prevent and detect a data breach or other cybersecurity incident and its adverse financial and reputational consequences to our business.

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
A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the Airbus A320 family aircraft for all of our aircraft and on CFM International and Pratt & Whitney for our engines makes us vulnerable to any design defects, mechanical problems or other technical or regulatory issues associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether involving our aircraft or that of another airline, we may choose, or be required, to suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engines. Separately, if any of Airbus, CFM International or Pratt & Whitney becomes unable to perform its contractual obligations and we must lease or purchase aircraft or engines from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities, and we would lose the cost benefits from our current single-fleet composition, any of which could have a material adverse effect on our business, results of operations and financial condition. These risks may be exacerbated by the long-term nature of our fleet and order book and the unproven new engine technology to be utilized by the aircraft in our order book. See also “—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.”
Although we have significantly reconfigured our network since 2013, our business remains dependent on the Denver market and increases in competition or congestion or a reduction in demand for air travel in this market would harm our business.
We are highly dependent on the Denver market where we maintain a large presence, with 29% of our flights during the year ended December 31, 2021 having Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport under an operating lease which expires in December 2022 with one additional one-year extension option. We have experienced an increase in flight delays and cancellations at this airport due to airport congestion, which has adversely affected our operating performance and results of operations. We have also experienced increased competition since 2017 from carriers adding flights to and from Denver. Also, flight operations in Denver can face extreme weather challenges in the winter which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Denver market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the Denver area, such as adverse changes in local economic conditions, health concerns, adverse weather conditions, negative public perception of

Denver, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
We are subject to extensive regulation by the FAA, the DOT, TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, the DOT and TSA have issued regulations, orders, rulings and guidance relating to the operation, safety and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice and disclosure requirements, consumer complaints, price and airline advertising, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or mobility aids, and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty-period limitations and rest requirements. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation and raising the liability limit for mishandled baggage in domestic air transportation. In addition, the FAA issued its final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S.

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
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft, and could result in the temporary grounding of aircraft types altogether, such as the March 2019 grounding of the Boeing 737 MAX fleet. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership”. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.
International routes are regulated by air transport agreements and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change, as the applicable agreements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by the applicable air transport agreements between the U.S. and foreign governments and our ability to obtain the necessary authority from the U.S. and foreign governments to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals, airport slots and restrictions on competitive practices. We are subject to numerous foreign regulations in the countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business—Government Regulation”.

Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business.
Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to operating and maintenance requirements and immigration and security policy and requirements; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; public company reporting requirements; environmental regulation; and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve. To the extent that any such changes have a negative impact on us or the airline industry in general, including as a result of related uncertainty, these changes may materially impact our cash flows, business, results of operation and financial condition.
New U.S. tax legislation may adversely affect our financial condition, results of operations and cash flows.
The U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations and an addition of further limitations on the deductibility of business interest. While certain draft legislation was publicly released in 2021, the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance that our business will not be adversely affected.
If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry has from time to time experienced a shortage of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry is being affected by a pilot shortage. As is common with most of our competitors, we have faced considerable turnover of our employees. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel and we may be required to increase wages and/or benefits in order to do so. In addition, we may lose personnel due to the impact of the COVID-19 pandemic including, among other things, employee response to the related health and safety initiatives or to a return to office. Legally required vaccine mandates have been imposed and have resulted in multiple unresolved court challenges, some of which remain ongoing. We cannot predict what policies we may elect to or be required, to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel. Further, we may lose executives as a result of compensation restrictions imposed under the CARES Act. Such restrictions may present retention challenges in the case of executives presented with alternative, non-airline opportunities or with opportunities from airlines that are not subject to such restrictions because they never entered into such Treasury loans or have repaid their Treasury loans prior to us. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from prior taxable years. As of December 31, 2021 we had approximately $30 million of federal NOLs available to reduce future federal taxable income. Under current tax law, our federal NOL carryforwards do not expire, but the deductibility of such NOL carryforwards is limited to 80% of our taxable income for taxable years beginning on or after January 1, 2021. We also had approximately $10 million of NOL carryforwards to reduce future state taxable income as of December 31, 2021, which will expire, if not utilized, from two years to having no expiration depending on the state the NOL is attributed to, and $7 million of foreign net operating losses, which expire in nine years. As a result of our assessment over the future realizability of these NOLs as of December 31, 2021, we recorded a $7 million valuation allowance related to our foreign NOL and a $1 million valuation allowance related to our state NOLs as these are more likely than not to not be realized given the short expiry periods in foreign and certain state jurisdictions.
Realization of these NOL carryforwards depends on our future taxable income and there is a risk that, due to the COVID-19 pandemic and other economic factors, our existing NOL carryforwards could expire before we can generate sufficient taxable income to use them. If our NOL carryforwards expire unused (to the extent subject to expiration) and are unavailable to offset future taxable income, this could materially adversely affect our results of operations and financial condition.
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or income tax liabilities may be limited. As a result, our ability to use our NOL carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may become subject to limitations, which could result in increased future tax liability to us. Similar rules and limitations may apply under state and foreign tax laws.
We may experience ownership changes in the future because of, among other things, shifts in our stock ownership, many of which are outside of our control. If we were to experience an ownership change for purposes of Section 382 of the Code, it is possible that our NOL carryforwards could expire before we would be able to use them to offset future income tax obligations.
Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, results of operations and financial condition.
Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. In February 2020, the United States announced an increase to this tariff from 10% to 15%. These tariffs apply to aircraft that we are already contractually obligated to purchase. In June 2021, the United States and the European Union announced an agreement to suspend the imposition of the foregoing tariffs on commercial aircraft and related parts for five years. Any reimposition of these tariffs could substantially increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Our business could be materially adversely affected if we lose the services of our key personnel.
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, particularly Barry L. Biffle, our President and Chief Executive Officer, and James G. Dempsey, our Executive Vice President and Chief Financial Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without an adequate replacement, or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
We rely on our private equity sponsor.
Our majority stockholder is presently an investment fund managed by Indigo, an affiliate of Indigo Partners, a private equity fund with significant expertise in the ultra low-cost airline business. This expertise has been available to us through the representatives Indigo has on our board of directors and through a Professional Services Agreement that was put in place in connection with the 2013 acquisition from Republic Airways Holdings, Inc. and pursuant to which we are charged a fee by Indigo Partners of approximately $375,000 per quarter, plus expenses. Several members of our board of directors are also affiliated with Indigo Partners and we pay each of them an annual fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than approximately 19.8 million shares of our common stock. Indigo Partners may nonetheless elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners, such as management expertise, industry knowledge and volume purchasing. See “—Risks Related to Owning Our Common Stock—Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.”
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
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into, or exercisable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, PSP2 and PSP3, we issued warrants to the Treasury which are exercisable for up to an aggregate of 759,850 shares of our common stock.
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
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 217,065,096 shares of common stock outstanding as of December 31, 2021. All of the shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act. An investment fund managed by Indigo, the holder of approximately 178.8 million shares of our common stock as of December 31, 2021, is entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.
As of the date of this report, an investment fund managed by Indigo beneficially owns approximately 82.4% of our outstanding common stock.
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
In addition, the interests of Indigo could conflict with the interests of other stockholders. As of December 31, 2021, investment funds managed by Indigo Partners hold approximately 18% of the total outstanding common stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. We entered into a codeshare arrangement with Volaris in January 2018. As of December 31, 2021, we did not compete directly with Volaris on any of our routes. However, there can be no assurances that we will not compete directly with Volaris in the future. Furthermore, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
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
Certain anti-takeover provisions under Delaware law also apply to us. While we have elected not to be subject to the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) in our amended and restated certificate of incorporation, such certificate of incorporation provides that in the event Indigo Partners and its affiliates cease to beneficially own at least 15% of the then-outstanding shares of our voting common stock, we will automatically become subject to Section 203 of the DGCL to the extent applicable. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents or stockholders arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, including all causes of action asserted against any defendant to such complaint; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. This provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. This exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.
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
Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and Indigo. Under these provisions, neither Indigo, its portfolio companies, funds or other affiliates, nor any of their agents, stockholders, members, partners, officers, directors and employees will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a stockholder, member, partner, officer, director or employee of Indigo or any of its portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisitions or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, results of operations or financial condition, if attractive corporate opportunities are allocated by Indigo to itself or its portfolio companies, funds or other affiliates instead of to us. In addition, our amended and restated certificate of incorporation provides that we shall indemnify each the aforementioned parties in the event of any claims for breach of fiduciary or other duties brought in connection with such other opportunities. The terms of our amended and restated certificate of incorporation are more fully described in the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto.
Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting ownership and voting by non-U.S. citizens.
To comply with restrictions imposed by federal law on foreign ownership and control of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict ownership, voting and control of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law and DOT policy require that we must be owned and controlled by U.S. citizens, that no more than 25.0% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, as defined 49 U.S.C. § 40102(a)(15), that no more than 49.0% of our stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S., that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a loss of their voting rights in the event and to the extent that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record, resulting in the loss of voting rights, in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We believe we are currently in compliance with these ownership restrictions.

See “Business—Foreign Ownership” and the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto.
We are a “controlled company” within the meaning of the Nasdaq Stock Market rules, and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this report, Indigo controls approximately 82.4% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, which is permitted to be phased-in as follows: (1) one independent committee member at the time of our initial public offering; (2) a majority of independent committee members within 90 days of our initial public offering; and (3) all independent committee members within one year of our initial public offering. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company” as opposed to our initial public offering date. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
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
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of indebtedness, at the holding company level from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries, including the CARES Act, impose restrictions on our subsidiaries’ ability to pay dividend distributions or other transfers to us. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
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
In connection with our receipt of payroll support under the PSP, PSP2 and PSP3 and acceptance of the Treasury Loan Agreement, we agreed not to repurchase shares of our common stock or pay out dividends on common stock until February 2, 2023. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant.
General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members or executive officers.
As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, related rules implemented or to be implemented by the SEC and the listing rules of the Nasdaq Stock Market. In recent years, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, our common stock could be delisted, which could restrict our access to capital, and we could be subject to fines, sanctions and other regulatory action and potentially civil litigation.
We will be required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in implementing any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our consolidated financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Stock Market, regulatory investigations, civil or criminal sanctions and litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.
We may become involved in litigation that could have a material adverse effect on our business, results of operations and financial condition.
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
Further, from time to time, our employees may bring lawsuits against us regarding discrimination, sexual harassment, labor, ERISA, disability claims and employment and other claims. For example, we currently face gender discrimination claims brought by certain of our employees. In recent years, companies have experienced a general increase in the number of discrimination and harassment claims. Coupled with the expansion of social media platforms that allow individuals with access to a broad audience, these claims have had a significant negative impact on some businesses.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Aircraft
As of December 31, 2021, we operated a fleet of 110 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
A320ceo	180 or 186	8	16	—	16
A320neo	186	3	73	—	73
A321	230	5	21	—	21
		4	110	—	110
During July 2021, we signed a letter of intent with two of our leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. As of December 31, 2021, we have entered into a signed direct lease agreement for seven of the additional aircraft, while the remaining three are covered under a non-binding letter of intent.
In November 2021, we entered into an amendment with Airbus to purchase an additional 91 A321neo aircraft, which are expected to be delivered starting in 2023 and continuing through 2029.
Ground Facilities
Our facility leases are primarily for space at approximately 120 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2021, the remaining lease terms vary from one month to eleven years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the consolidated balance sheets as right-of-use assets and lease liabilities.
During the year ended December 31, 2021, 29% of our flights had Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport under an operating lease that expires in December 2022 with one additional one-year extension option. We typically use 11 gates within Concourse A, with preferential access to nine specified gates and common use access to the remaining gates. Our operating lease also includes a 154,900 square foot hangar, which includes office space and is where we provide certain maintenance on our aircraft. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS), Philadelphia International Airport (PHL), Miami International Airport (MIA), and Hartsfield-Jackson Atlanta International Airport (ATL).
Our principal executive offices and headquarters are located in owned premises at 4545 Airport Way, Denver, Colorado 80239, consisting of approximately 90,000 square feet.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “ULCC.”
Holders
As of February 18, 2021, there were two holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
In connection with our receipt of financial assistance under the PSP, PSP2, and PSP3 and acceptance of the Treasury Loan Agreement, we agreed not to make dividend payments in respect of our common stock until February 2, 2023. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans
See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Stock Performance Graph
The following graph compares the cumulative total returns during the period from April 1, 2021 to December 31, 2021 of our common stock to the NYSE ARCA Airline Index and the Standard & Poor’s 500 Index. The comparison assumes $100 was invested on April 1, 2021 in each of our common stock and the indices and assumes that all dividends were reinvested.
Cumulative Total Returns

$130
$120
$110
$100
$90
$80
$70
$60
04/01/21
06/30/21
09/30/21
12/31/21
Frontier Group Holdings, Inc.
S&P 500 Index
NYSE ARCA Airline (XAL)

Recent Sales of Unregistered Securities
None, except as previously reported.
Use of Proceeds
On March 31, 2021, our registration statement on Form S-1 (File No. 333-254004), as amended, was declared effective by the Securities and Exchange Commission in connection with our initial public offering (“IPO”). There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus filed April 2, 2021.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the fourth quarter of 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through one year following the repayment of the Treasury loan.

ITEM 6. (RESERVED)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of fiscal year 2021 compared to fiscal year 2020 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2019 items and year-to-year comparisons between 2020 and 2019, please refer to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the SEC April 2, 2021.
Overview
Frontier Airlines is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
We are managed as a single business unit that primarily provides air transportation for passengers. Management has concluded there is only one reportable segment.
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of coronavirus (“COVID-19”), along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on our business and results of operations for the years ended December 31, 2021 and 2020. Although we have seen significant recovery of demand through the year ended December 31, 2021 as compared to the corresponding prior year period, we are unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Delta and Omicron variants, nor the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel.
Beginning in December 2020, the U.S. Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. Widespread distribution of the vaccines led to increased confidence in travel, particularly in the domestic leisure market on which our business is focused. While we have experienced a meaningful increase in passenger volumes as well as bookings since the vaccines became widely available, demand recovery slowed during the second half of the third quarter and into the fourth quarter of 2021 due to the rise in cases from the Delta and Omicron variants. We continue to closely monitor the COVID-19 pandemic and the need to adjust capacity and deploy other operational and cost-control measures as necessary to preserve short-term liquidity needs and ensure long-term viability of our business and our strategies. Any anticipated adjustments to capacity and other cost-savings initiatives implemented by us may vary from actual demand and capacity needs. We continue to focus on positioning the airline to be an industry leader in the recovery from the COVID-19 pandemic, and as of December 31, 2021 we have returned all of our aircraft and employees into service across all of our stations.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020 and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion for a Payroll Support Program (“PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. On April 30, 2020, we reached an agreement with the U.S. Department of the Treasury (the “Treasury”) under which we received $211 million of installment funding comprised of a $178 million grant (the “PSP Grant”) for payroll support for the period from April 2020 through September 2020, and a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”), all of which was received as of December 31, 2020. In conjunction with the PSP Promissory Note, we issued to the Treasury warrants to purchase up to 522,576 shares of our common stock at an exercise price of $6.36 per share.
On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, we entered into an agreement with the Treasury for installment funding under a second Payroll Support Program (“PSP2”), under which we received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which has been received as of December 31, 2021. In conjunction with the PSP2 Promissory Note, we issued to the Treasury warrants to purchase up to 157,313 shares of our common stock at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, we entered into an agreement with the Treasury for installment funding under a third Payroll Support Program (“PSP3”), under which we received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note” and, together with the PSP Promissory Note and the PSP2 Promissory Note, the “PSP Promissory Notes”), all of which has been received as of December 31, 2021. In conjunction with the PSP3 Promissory Note, we issued to the Treasury warrants to purchase up to 79,961 shares of our common stock at an exercise price of $18.85 per share.

On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). In conjunction with the Treasury Loan, we issued to the Treasury warrants to purchase up to 2,358,090 shares of our common stock at an exercise price of $6.36 per share. As of December 31, 2021 and December 31, 2020, we had borrowed $150 million under the Treasury Loan for which the right to draw any further funds lapsed in May 2021.
On February 2, 2022, we repaid the Treasury Loan which included the $150 million principal balance along with accrued interest of $1 million. The repayment terminated the loan agreement with the Treasury and unencumbered our co-branded credit card program and related brand assets that secured the loan. Certain limitations, including restrictions on stock repurchases and the payment of dividends, will continue to apply for one year after repayment, as described below.
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we have been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until February 2, 2023;
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
•limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023;
•limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•additional reporting and recordkeeping requirements.

The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. The ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. If the gross receipts test is met in any quarter, wages earned in the following quarter automatically qualify for the credit and as a result of the increase in revenues after the first quarter of 2021, we did not qualify for any additional CARES Employee Retention Credits. During the year ended December 31, 2021 and 2020, we recognized $17 million and $16 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in our consolidated statements of operations and other current assets on our consolidated balance sheets.
Initial Public Offering
On March 31, 2021, our registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the NASDAQ Global Select Market on April 1, 2021 under the symbol “ULCC”. We completed our IPO on April 6, 2021 at an offering price of $19.00 per share. We issued and sold 15 million shares of common stock and our selling stockholders sold 15 million shares of common stock in the IPO. The underwriters were granted an over-allotment option to purchase up to 4.5 million additional shares of common stock from the selling shareholders, at the IPO price of $19.00 per share, less the underwriting discount, for 30 days from the date of the prospectus, which was exercised in full in April 2021. We did not receive any of the proceeds from the sale of shares by our selling stockholders. In April 2021, we received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO, and exclusive of any income tax benefits from the transaction.
Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors that typically affect airlines and their markets, including trends which affect the broader travel industry, as well as trends which affect the specific markets and customer base that we target. The following key factors may affect our future performance:
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are the fare and total price, flight schedules, number of routes served from a city, frequent flyer programs, product and passenger amenities, customer service, fleet type and reputation. The airline industry is particularly susceptible to price discounting as once a flight is scheduled airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets. In addition, some of the legacy network carriers match low-cost carrier and ultra low-cost carrier pricing on portions of their network. We believe that fare discounts have and will continue to stimulate demand for Frontier due to our Low Fares Done Right strategy.
Our Low Fares Done Right strategy is underpinned by our low-cost structure, and has significantly reduced our cost base by increasing aircraft utilization (prior to the COVID-19 pandemic), transitioning to larger and more fuel-efficient aircraft, maximizing seat density, renegotiating the majority of our distribution agreements, realigning our network, replacing our call center, enhancing our website and mobile app, boosting employee productivity and contracting with leading specialists to provide us with select operating and other services.

Our cost structure has generally allowed us to achieve strong results from operations relative to the rest of the industry during periods of competitive pricing and price discounts and has helped our ability to manage through the COVID-19 pandemic. While we have already completed the substantial majority of strategic initiatives to reduce our unit operating costs, we believe that we are well positioned to maintain our low unit operating costs relative to our competitors through on-going strategic initiatives, including continuing our cost optimization efforts and further realizing economies of scale. To the extent that we are unable to maintain our low-cost structure, our ability to compete effectively may be impaired, even if demand does return to pre-pandemic levels. In addition, if our competitors engage in fare wars or similar behavior, our financial performance could be adversely impacted.
We continue to monitor the impact of the pandemic on our operations and financial condition, and to implement and adapt mitigation strategies while working to preserve our cash and protect our long-term sustainability. For more detailed information on the impact of COVID-19, please refer to "Notes to Consolidated Financial Statements—2. Impact of COVID-19."
Aircraft Fuel. Fuel expense represents one of the single largest operating expense for most airlines, including ours. Aircraft fuel prices and availability are subject to market fluctuations, refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. The future cost and availability of aircraft fuel cannot be predicted with any degree of certainty.
We have historically hedged our exposure to aircraft fuel prices using call options and collar structures, although we have in the past and may in the future utilize other instruments such as swaps on aircraft fuel or highly correlated commodities and fixed forward price instruments, which allow us to lock in the price of aircraft fuel for specific quantities and at specified locations in future periods.
Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than call options in that we could end up in a liability position when the collar structure or swap agreement settles. Our fuel hedging policy considers many factors, including our assessment of market conditions for fuel, competitor hedging activity, our access to the capital necessary to purchase coverage and support margin requirements, the pricing of hedges and other derivative products in the market and applicable regulatory policies. As of December 31, 2021, we had no fuel cash flow hedges for future fuel consumption.
Volatility. The air transportation business is volatile and highly affected by economic cycles and trends. Global pandemics and related health scares, consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather and other factors have resulted in significant fluctuations in revenue and results of operations in the past.
Seasonality. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business and our route network are subject to seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. While we have, over recent years, reduced our concentration in Denver to decrease the impact of seasonality in our business, 29% of our flights during the year ended December 31, 2021 had Denver International Airport as either their origin or destination.
Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements (“CBAs”). Relations between air carriers and labor unions in the United States are governed by the United States Railway Labor Act (“RLA”). Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”). This process continues until either the parties have reached agreement on a new CBA or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes. However, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.

We have seven union-represented employee groups comprising approximately 88% of our employees as of December 31, 2021. Our pilots are represented by the Air Line Pilots Association (“ALPA”); our flight attendants are represented by the Association of Flight Attendants (“AFA-CWA”); our aircraft technicians, aircraft appearance agents, material specialists and maintenance control employees are all represented by the International Brotherhood of Teamsters (“IBT”); and our dispatchers are represented by the Transport Workers Union, (“TWU”).
During September 2020, and in anticipation of the lapse of the provisions set forth in the PSP under the CARES Act as described below, we reached agreement with the labor unions for our pilots and flight attendants to provide for voluntary paid leave of absence programs. Under the arrangements, the pilots and flight attendants were granted paid leave of absence periods of either one, three or six-month time frames. In exchange for accepting a voluntary leave of absence, the pilots and flight attendants received minimum monthly pay and continued to accrue certain benefits with no requirement to work. As employees covered under such paid voluntary programs were still considered active employees, the costs of such programs were recognized as period expenses.
Maintenance Materials and Repairs and Maintenance Reserve Obligations. The amount of total maintenance costs and related depreciation of heavy maintenance expense is subject to variables such as estimated usage, government regulations, the size, age and makeup of the fleet in future periods, and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance-related expenses for any significant period of time.
As of December 31, 2021, the average age of our aircraft was approximately four years and all of the aircraft in our fleet are financed with operating leases, the last of which is scheduled to expire by the end of 2033. As of December 31, 2021, we had a firm obligation to purchase 234 aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. When these more significant maintenance activities occur, this will result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue.
We account for heavy maintenance events under the deferral method. Accordingly, heavy maintenance is depreciated over the shorter of either the remaining lease term or the period until the next estimated heavy maintenance event. As a result, maintenance events occurring closer to the end of the lease term will generally have shorter depreciation periods than those occurring earlier in the lease term. This will create higher depreciation expense specific to any aircraft related to heavy maintenance during the final years of the lease as compared to earlier periods.
The terms of certain of our aircraft lease agreements require us to post deposits for future maintenance, also known as maintenance reserves, to the lessor in advance of and as collateral for the performance of heavy maintenance events, resulting in us recording significant prepaid deposits on our consolidated balance sheet. As a result, for leases requiring maintenance reserves, the cash costs of scheduled heavy maintenance events are paid in advance of the recognition of the maintenance event in our results of operations. Please see “—Critical Accounting Policies and Estimates—Aircraft maintenance including maintenance reserves and leased aircraft return costs.”

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below. For a detailed discussion of our significant accounting policies, please refer to “Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies.”
Frequent Flyer Program
Our Frontier Miles frequent flyer program provides frequent flyer travel awards to program members based on accumulated mileage credits. Mileage credits are accumulated as a result of travel, purchases using the co-branded credit card and purchases from other participating partners. As of December 31, 2021 and 2020, our total frequent flyer liability was $54 million and $63 million, respectively.
The contract to sell mileage credits under the co-branded credit card partnership has multiple performance obligations. The agreement provides for joint marketing, and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered based on relative stand-alone selling prices. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) equivalent ticket value (“ETV”) for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts. Any changes in the assumptions outlined above related to our co-branded credit card partnership at agreement inception would impact the allocation of consideration received and the resulting timing of when revenues from the each of the specific performance obligation would be recognized.
We estimate breakage (mileage credits that are expected to expire unutilized) based on statistical models derived from historical redemption patterns. Breakage assumptions, including the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits, the impact of the COVID-19 pandemic, or the estimated fair value of mileage credits expected to be redeemed, could have an impact on revenues in the year in which the change occurs and in future years. Additionally, we estimate ETV, which is used to determine the value per mileage credit, based on the historical prices of the flights redeemed using mileage credits and changes to these assumptions could impact the initial allocation of consideration in our co-branded credit card partnership or the amount of revenue recognized or deferred for miles accumulated as a result of travel.
For the year ended December 31, 2021, holding other factors constant, a 10% change in our estimated frequent flyer breakage rate would have resulted in a change to passenger revenues of approximately $3 million, or less than 1%.
Revenues from Customer’s Rights to Book Future Travel
As of December 31, 2021, our current air traffic liability was $273 million, of which $59 million was related to customer rights to book future travel, which generally expire 12 months after issuance if not redeemed by the passenger. The amounts not expected to be redeemed are recognized as revenue over the historical pattern of rights exercised by customers. During the years ended December 31, 2021, 2020 and 2019, we recognized $58 million, $126 million and $26 million, respectively, in passenger revenue within the consolidated statements of operations, related to expected and actual expiration of customer rights to book future travel.
We estimate amounts not expected to be redeemed (breakage) based on historical redemption patterns of such customer rights, which also considers any historical redemption activity that may not be indicative of future trends such as COVID-19 or program modifications that may impact future expectations of breakage. Changes in breakage rate assumptions as a result of actual results differing from historical patterns or other factors, including the period over which these rights are expected to be redeemed, could have a material impact on revenues recognized in the year in which the change occurs and in future years.
For the year ended December 31, 2021, holding other factors constant, a 10% change in our estimated breakage related to customer’s rights to book future travel, which assumes no change in historical pattern of usage of such rights, would have resulted in a change to passenger revenues of approximately $9 million, or less than 1%.
Aircraft Leases - Maintenance Reserves and Aircraft Return Costs
Under our aircraft operating lease agreements and United States Federal Aviation Administration (“FAA”) regulations, we are obligated to perform all required maintenance activities on our fleet, including component repairs, scheduled air frame checks and major engine restoration events. Certain of our aircraft lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of heavy maintenance events. Recoverable maintenance reserve payments are reflected as aircraft maintenance deposits on the accompanying consolidated balance sheets.
Additionally, our aircraft lease agreements generally require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine’s actual return condition. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition). When such costs become both probable and estimable, they are accrued as a component of supplemental rent through the remaining lease term. Changes to the assumptions utilized in the estimation of these lease return costs are accounted for on a cumulative catch-up basis.
In assessing the future potential lease return costs and the recoverability of our maintenance reserves we consider the future anticipated costs and scope of maintenance events (driven by projected number of flight hours and cycles estimated to be utilized on the aircraft prior to its return), estimated timing of such events including the timing since the last expected major maintenance event, the date the aircraft is due to be returned to the lessor, contractual terms of the lease agreements, current condition of each aircraft, age of the aircraft at lease expiration, projected number of hours and cycles run on the engines at the time of return, and the number of projected cycles run on the airframe at the time of return, among other estimates.
If actual estimates vary materially from those utilized in the assessment of the recoverability of maintenance deposits we may determine that some or all of the maintenance deposit is not recoverable and, therefore, could incur incremental supplemental rent. Conversely, a maintenance deposit previously expensed could be considered reimbursable. If actual estimates vary materially from those utilized in the estimation of lease return costs we could incur more or less supplemental rent expense depending on the direction of the adjustments necessary. There can be no assurance that the projections utilized won’t materially change in the future given the inherent difficulty in forecasting future utilization of aircraft over their lease terms, especially in light of the impact COVID-19 has had on forecast compared to actual utilization, however, the estimates utilized are the best available at the time the financial statements were issued.
Income Tax Valuation Allowance
As of December 31, 2021, our total net deferred tax assets were $646 million, which includes an $8 million valuation allowance, as well as $47 million of gross net operating loss carry forwards. These net operating loss carryforwards are comprised of $30 million of federal net operating losses, $10 million of state net operating losses and $7 million of foreign net operating losses. We assess whether it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. We consider sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
As part of our assessment of whether a valuation allowance is warranted, we consider all available positive and negative evidence in conjunction with evaluating the source and availability of taxable income to utilize such deferred tax assets. We updated this assessment as of December 31, 2021, noting that in part as a result of the significant impacts caused by the COVID-19 pandemic particularly prior to the wide availability of vaccines, we were in a cumulative three-year loss position. Conversely, prior to the pandemic, we had a consistent history of generating significant earnings and resulting taxable income and had typically utilized significant deferred tax assets such as net operating losses prior to expiration. The main sources of taxable income that supported realization of our deferred tax assets were from the projected reversal of existing temporary differences and our projected future taxable income. There are significant estimates inherent in the reversal of taxable temporary differences such as projecting the timing of such reversals as well as nature and character of the taxable income created as to whether it can be appropriately utilized for the deferred tax assets subject to evaluation. Most of our operations are domestic and the majority of taxable income created from reversal of temporary differences was appropriate to utilize against our federal net operating losses. A significant portion of taxable income used to support the realization of our remaining deferred tax assets was based on projections of our future taxable income. Our projections of future taxable income considered the general business environment, our recent history of profitability outside of the impact of the COVID-19 pandemic, the extended tenure of the COVID-19 recovery which has been longer than originally anticipated, industry wide consensus on air travel outlook and post-December 31, 2021 booking trends. These factors were considered in conjunction with other evidence such as our cumulative three-year loss position. Given the significant impact that the COVID-19 pandemic had on our results for which we continue to recover from post vaccine availability, we don’t believe the factors that caused our cumulative three-year loss to be indicative of future performance. Based on the factors outlined above, we concluded that as a result of taxable income generated from reversal of taxable temporary differences and projected future income that the majority of our deferred tax assets were likely to be realized.
Additionally, under current tax law, our federal net operating losses do not expire and most state net operating losses have a carry forward period of ten years or greater. As a result of our assessment, we recorded a valuation allowance on certain state deferred tax assets of $1 million and a valuation allowance on our foreign deferred tax assets of $7 million as we concluded this $8 million of net operating losses will more likely than not be realized primarily due to short expiry periods combined with significant income required to utilize these deferred tax assets. The $7 million valuation allowance recorded on our foreign net operating losses was fully offset by a corresponding reversal of a U.S. federal deferred tax liability.
If we are unable to achieve our projected operating income targets or actual results are not in line with those utilized in the judgments listed above an adjustment to our conclusion on the recoverability of our future deferred tax assets may occur and, therefore, may result in either the creation of a valuation allowance being recorded against some or all of our net deferred tax assets in future periods or the reversal of the recorded valuation allowance. An increase in our valuation allowance would result in additional income tax expense and a subsequent release of a valuation allowance in future periods, if those deferred tax assets become realizable, would reduce our income tax expense. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required and such valuation allowance could be material.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Total operating revenues for the year ended December 31, 2021 totaled $2,060 million, an increase of 65% compared to the year ended December 31, 2020, as the demand for leisure travel continues to recover from the COVID-19 pandemic. We had 31% more average aircraft in service during the year ended December 31, 2021 as compared to the year ended December 31, 2020, with a 23% increase in average daily aircraft utilization, which resulted in an increase to capacity of 58% compared to the year ended December 31, 2020.
Total operating expenses during the year ended December 31, 2021 totaled $2,177 million, including $295 million of CARES Act credits and $11 million of early lease termination costs. Fuel expense was 70% higher during the year ended December 31, 2021, as compared to the year ended December 31, 2020, with the $237 million increase in fuel expense driven by the 64% increase in fuel consumption associated with the 58% increase in our capacity and the 4% increase in fuel rates. The increase in fuel rates was partially offset by the $82 million in losses associated with fuel hedges during the year ended December 31, 2020. We had no fuel hedges (and no fuel hedge gains or losses) in the year ended December 31, 2021. Our non-fuel expenses increased by 25%, driven primarily by higher capacity and the resulting increase in operations during the year ended December 31, 2021, as compared to the year ended December 31, 2020. Aircraft rent during the year ended December 31, 2021 was also unfavorably impacted by the payback of vendor deferrals granted in 2020, the impact of a larger fleet, increased lease return costs and costs related to early termination of the leases related to our remaining A319 aircraft. These increases in non-fuel expenses were partly offset by a $102 million increase in benefits from CARES Act credits. CASM (excluding fuel) decreased by 21%, from 7.53¢ for the year ended December 31, 2020 to 5.96¢ for the year ended December 31, 2021, driven largely by the significant growth in capacity coupled with the fixed nature of certain operating costs such as aircraft rent as well as salaries, wages and benefits in part due to the CARES Act restrictions. Adjusted CASM (excluding fuel), which excludes the impact of the CARES Act credits, early lease termination costs for the remaining A319 aircraft and the one-time write-off of deferred registration statement costs due to the uncertainty in the capital markets caused by the COVID-19 pandemic, decreased from 8.63¢ for the year ended December 31, 2020 to 7.02¢ for the year ended December 31, 2021. See the reconciliation to corresponding GAAP measures provided below.
We generated a net loss of $102 million during the year ended December 31, 2021 and a net loss of $225 million during the year ended December 31, 2020, as a result of the significant reduction in demand beginning in March 2020 caused by the COVID-19 pandemic. Our results for the year ended December 31, 2021 include CARES Act credits and other charges that reduced our operating expenses by $284 million, including $295 million related to funding recognized from the PSP2 and PSP3 Grants and the recognition of CARES Employee Retention Credits offset by $11 million in costs incurred with the early termination of our A319 leased aircraft. The results for the year ended December 31, 2021 also include $22 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the Treasury Loan and PSP Promissory Notes. As a result of our IPO and the resulting reclassification of warrants from liability based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants. Our results for the year ended December 31, 2020 include certain items that reduced our operating expenses by $134 million and include $193 million related to funding recognized from the PSP Grant and the recognition of CARES Employee Retention Credits partly offset by $52 million in expenses resulting from the de-designation of certain derivative contracts as a result of the estimated future fuel consumption for gallons subjected to fuel hedges no longer deemed probable due to the decline in demand from the impact of the COVID-19 pandemic and the subsequent mark to market adjustments and $7 million relating to a one-time write-off of deferred registration statement costs due to the uncertainty in the capital markets caused by the COVID-19 pandemic. The results for the year ended December 31, 2020 also include $9 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued as part of the Treasury Loan and PSP Promissory Note. Excluding these credits and charges and the related tax benefit of $65 million and $49 million for the years ended December 31, 2021 and 2020, respectively, our adjusted net loss was $299 million for the year ended December 31, 2021, as compared to an adjusted net loss of $301 million for the year ended December 31, 2020.

As comparisons of our 2021 results to 2020 may reflect disproportionate changes due to the impact of the COVID-19 pandemic, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.
Operating Revenues

	Year Ended December 31,			Percent Change
	2021	2020	2019		2021 vs. 2020		2021 vs. 2019
Operating revenues ($ in millions):
Passenger	$2,000	$1,207	$2,445		66%		(18)%
Other	60	43	63		40%		(5)%
Total operating revenues	$2,060	$1,250	$2,508		65%		(18)%

Operating statistics:
Available seat miles (millions)	26,867	16,955	28,120		58%		(4)%
Revenue passenger miles (millions)	20,380	11,443	24,203		78%		(16)%
Average stage length (statute miles)	968	999	1,051		(3)%		(8)%
Load factor (%)	75.9%	67.5%	86.1%	8.4	pts	(10.2)	pts
Total revenue per available seat mile (RASM) (¢)	7.67	7.37	8.92		4%		(14)%
Total revenue per passenger ($)	99.49	111.23	109.91		(11)%		(9)%
Passengers (thousands)	20,709	11,238	22,823		84%		(9)%
Total operating revenue increased $810 million, or 65%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, as we experienced increased demand for leisure travel as COVID-19 vaccines were available and widely utilized as compared to the year ended December 31, 2020. Revenue was favorably impacted by the 58% capacity growth, as measured by ASMs, as well as the increase in our load factor from 67.5% during year ended December 31, 2020 to 75.9% for the year ended December 31, 2021. Additionally, our total revenue per passenger was lower during the year ended December 31, 2021 due primarily to the decrease in expected and actual expiration of customer rights to book future travel recognized in 2021 as compared to the corresponding prior year period.
Total operating revenue decreased $448 million, or 18%, during the year ended December 31, 2021, as compared to year ended December 31, 2019, primarily due to a lower revenue per passenger as well as the decrease in our load factor from 86.1% during the year ended December 31, 2019 to 75.9% for the year ended December 31, 2021, which resulted in RASM decreasing 14%. In addition, revenue was unfavorably impacted by the 4% capacity decline, as measured by ASMs caused by lower utilization per aircraft offset by a 20% increase of aircraft in service.

Operating Expenses

	Year Ended December 31,			Change		Cost per ASM						Change
	2021	2020	2019	2021 vs 2020	2021 vs 2019	2021		2020		2019		2021 vs 2020	2021 vs 2019
Operating expenses ($ in millions):(a)
Aircraft fuel	$575	$338	$640	70%	(10)%	2.14	¢	2.00	¢	2.27	¢	7%	(6)%
Salaries, wages and benefits	616	533	529	16%	16%	2.29		3.14		1.88		(27)%	22%
Aircraft rent	530	396	368	34%	44%	1.97		2.34		1.31		(16)%	50%
Station operations	384	257	336	49%	14%	1.43		1.52		1.19		(6)%	20%
Sales and marketing	109	78	130	40%	(16)%	0.41		0.46		0.46		(11)%	(11)%
Maintenance materials and repairs	119	83	86	43%	38%	0.44		0.49		0.31		(10)%	42%
Depreciation and amortization	38	33	46	15%	(17)%	0.14		0.19		0.16		(26)%	(13)%
CARES Act credits	(295)	(193)	—	53%	N/M	(1.10)		(1.14)		—		(4)%	N/M
Other operating expenses	101	90	64	12%	58%	0.38		0.53		0.24		(28)%	58%
Total operating expenses	$2,177	$1,615	$2,199	35%	(1)%	8.10	¢	9.53	¢	7.82	¢	(15)%	4%

Operating statistics:
Available seat miles (millions)	26,867	16,955	28,120	58%	(4)%
Average stage length (statute miles)	968	999	1,051	(3)%	(8)%
Departures	143,476	88,642	138,570	62%	4%
CASM (excluding fuel) (¢)	5.96	7.53	5.55	(21)%	7%
Adjusted CASM (excluding fuel) (¢)	7.02	8.63	5.44	(19)%	29%
Fuel cost per gallon ($)	2.17	2.08	2.22	4%	(2)%
Fuel gallons consumed (thousands)	265,558	162,241	288,510	64%	(8)%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest

	Year Ended December 31,
	2021		2020		2019
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		8.10		9.53		7.82
Aircraft fuel	(575)	(2.14)	(338)	(2.00)	(640)	(2.27)
CASM (excluding fuel)		5.96		7.53		5.55
Early lease termination costs(b)	(11)	(0.04)	—	—	—	—
Cares Act – grant recognition and employee retention credits(c)	295	1.10	193	1.14	—	—
Write-off of deferred registration statement costs due to significant market uncertainty(d)	—	—	(7)	(0.04)	—	—
Pilot phantom equity(e)	—	—	—	—	(5)	(0.02)
Collective bargaining contract ratification(f)	—	—	—	—	(22)	(0.07)
Flight attendant early out program(g)	—	—	—	—	(5)	(0.02)
Adjusted CASM (excluding fuel)		7.02		8.63		5.44
Aircraft fuel	575	2.14	338	2.00	640	2.27
Derivative de-designation and mark to market adjustment(h)	—	—	(52)	(0.31)	—	—
Adjusted CASM		9.16		10.32		7.71
Net interest expense (income)	27	0.11	7	0.04	(16)	(0.06)
CARES Act – mark to market impact for warrants(i)	(22)	(0.09)	(9)	(0.05)	—	—
Adjusted CASM + net interest		9.18		10.31		7.65

CASM		8.10		9.53		7.82
Net interest expense (income)	27	0.11	7	0.04	(16)	(0.06)
CASM + net interest		8.21		9.57		7.76
__________________
(a)Figures may not recalculate due to rounding.
(b)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the year ended December 31, 2021, we incurred $10 million in aircraft rent costs and $1 million in depreciation relating to the acceleration and resulting changes to our lease return obligations.
(c)Represents (i) the recognition of $278 million of the grant funding received from the Treasury for payroll support during the year ended December 31, 2021 as part of the PSP2 and PSP3 Agreements under the CARES Act along with $17 million of CARES Employee Retention Credits and (ii) the recognition of $177 million of net grant funding received from the Treasury for payroll support during the year ended December 31, 2020 as part of the PSP Agreement under the CARES Act, along with $16 million of CARES Employee Retention Credits.
(d)Represents the write-off of our deferred IPO preparation costs during the first quarter of 2020 due to the impact of the COVID-19 pandemic and the resulting uncertainty on our ability to access the capital markets.
(e)Represents the impact of the change in value and vesting of phantom equity units pursuant to the Pilot Phantom Equity Plan. In accordance with the amended and restated phantom equity agreement, the remaining phantom equity obligation became fixed as of December 31, 2019 and is no longer subject to valuation adjustments.
(f)Represents $15 million of costs related to a one-time contract ratification incentive, plus $3 million in payroll-related taxes and certain other compensation and benefits-related accruals earned through March 31, 2019 and committed to by us as part of a tentative agreement with the union representing our flight attendants that was reached in March 2019 for a contract that was ratified and became effective in May 2019, in addition to $4 million in pilot vacation accrual adjustments as a result of the ratified agreement with the union representing our pilots specifically tied to the implementation of a preferred bidding system.

(g)Represents expenses associated with an early out program agreed to in 2019 with our flight attendants, payable throughout 2019, 2020 and 2021.
(h)Due to the significant reduction in demand resulting from the COVID-19 pandemic, our future anticipated consumption of fuel dropped significantly and we therefore de-designated hedge accounting in March 2020 on the derivative positions where the future consumption was not deemed probable, which primarily related to our written put options on our costless collars. The $52 million charge is the result of the de-designation and the resulting mark to market impact on the quantities where consumption was not deemed probable.
(i)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of our IPO and the resulting reclassification of warrants from liability based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants.
Aircraft Fuel. Aircraft fuel expense increased by $237 million, or 70%, during the year ended December 31, 2021, as compared to the corresponding prior year period. The increase was primarily due to the 64% increase in fuel gallons consumed due to the higher capacity and a 4% increase in fuel rates. The increase in fuel rates was partially offset by the $82 million in losses associated with fuel hedges during the year ended December 31, 2020. We had no fuel hedges (and no fuel hedge gains or losses) in the year ended December 31, 2021.
Aircraft fuel expense decreased by $65 million, or 10%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019. The decrease was due to a 8% decrease in fuel gallons consumed due to lower load factor and capacity, a 2% decrease in fuel rates and $17 million in losses associated with fuel hedges during the year ended December 31, 2019. We had no fuel hedges in the year ended December 31, 2021.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $83 million, or 16%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020. We did not reduce headcount during either period and have operated in accordance with the provisions of the CARES Act, which began in March 2020 and ended in September 2021. The increase was primarily due to increased crew expenses caused by higher credit hours and rates as a result of increased capacity, as well as higher employee benefit costs for the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Salaries, wages and benefits expense increased by $87 million, or 16%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019. The increase was primarily due to increased crew expenses caused by higher rates, higher employee benefit costs, stock based compensation and an 11% increase in FTEs for the year ended December 31, 2021, as compared to the year ended December 31, 2019.
Aircraft Rent. Aircraft rent expense increased by $134 million, or 34%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a $62 million net unfavorable impact from the $31 million in vendor deferrals granted in 2020 that were paid and expensed during the year ended December 31, 2021. Further increases were due to the impact of a larger fleet, higher costs associated with anticipated lease returns and the early termination costs of the leases related to our remaining A319 aircraft.
Aircraft rent expense increased by $162 million, or 44%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019, primarily due to the impact of a larger fleet. In addition, further increases were due to $31 million in vendor deferrals expensed during 2021 related to 2020 and higher costs associated with anticipated lease returns for tails in 2021 as compared to 2019.
Station Operations. Station operations expense increased by $127 million, or 49%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to a 62% increase in departures and an 84% increase in passengers as demand continues to recover from the COVID-19 pandemic. These increases were partially offset by the fixed nature of certain charges as well as a $7 million net favorable impact of additional deferral agreements in 2021 related to certain leases with our airport facilities that were negotiated to manage liquidity during recovery of the COVID-19 pandemic.
Station operations expense increased by $48 million, or 14%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019, due to rate increases and a 4% increase in departures. These increases were partially offset by a $9 million net favorable impact of payment deferral agreements related to certain leases with our airport facilities based on negotiations with our vendors to manage liquidity as the effects of the COVID-19 pandemic persisted.
Sales and Marketing. Sales and marketing expense increased by $31 million, or 40%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to higher credit card fees resulting from the 65% increase in revenue and an increase in booking fees due to greater volume as demand continues to recover from the impacts of the COVID-19 pandemic.
Sales and marketing expense decreased by $21 million, or 16%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019, primarily due to lower credit card fees resulting from the 18% decrease in revenue, reduced sales support and paid media advertising.
The following table presents our distribution channel mix:

	Year Ended December 31,			Change
Distribution Channel	2021	2020	2019	2021 vs 2020		2021 vs 2019
Our website, mobile app and other direct channels	71%	76%	73%	(5)	pts	(2)	pts
Third-party channels	29%	24%	27%	5	pts	2	pts
Maintenance Materials and Repairs. Maintenance materials and repair expense increased by $36 million, or 43%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to higher flight hours due to the 31% increase in aircraft in service as compared to the highly constrained capacity during the year ended December 31, 2020, an increase in maintenance checks performed during 2021 and the impact of inflationary pressures.
Maintenance materials and repair expense increased by $33 million, or 38%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019, due to increased costs in maintaining a larger fleet mainly caused by a 20% increase in average aircraft in service during the year ended December 31, 2021, increases relating to the timing and mix of maintenance events and the impact of inflationary pressures.
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 15%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to losses on asset disposal and an increase in capitalized maintenance.
Depreciation and amortization expense decreased by $8 million, or 17%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019, primarily due to a decrease in capitalized maintenance due to return of leased aircraft.
CARES Act Credits. CARES Act credits increased by $102 million, or 53%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020. During the year ended December 31, 2021, we recognized $278 million in net grant funding received from the Treasury under the PSP2 and PSP3 Agreements and $17 million in CARES Employee Retention Credits, as compared to $177 million in net PSP grant funding and $16 million in CARES Employee Retention Credits recognized during year ended December 31, 2020.
Other Operating Expenses. Other operating expenses increased by $11 million, or 12%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was driven primarily by increases in travel expenses relating to crew accommodations as well as higher other general and administrative costs due to increased capacity as demand continues to recover from the COVID-19 pandemic. These increases were partially offset by increased sale-leaseback gains of $60 million due to higher aircraft deliveries during the year ended December 31, 2021, as compared to $48 million during the year ended December 31, 2020, as well as the $7 million write off of our deferred registration costs in 2020.

Other operating expenses increased by $37 million, or 58%, during the year ended December 31, 2021, as compared to the year ended December 31, 2019. The increase was driven primarily by decreased sale-leaseback gains, as well as higher other general administrative costs. These increases were partially offset by decrease in travel expenses relating to crew accommodations.
Other Income (Expense). Other expenses increased by $20 million, or 286%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to $22 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan, as compared to $9 million in the corresponding prior year, in addition to decreases in interest income resulting from lower interest rates. Further increases in interest expense relate to increased principal balances from CARES Act funding outstanding during the year ended December 31, 2021.
We incurred $27 million in other expenses during the year ended December 31, 2021, as compared to $16 million in other income for the year ended December 31, 2019. The change was primarily due to $22 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan, in addition to decreases in interest income resulting from lower principal balances and interest rates as well as a reduction in capitalized interest as compared to the year ended December 31, 2019.
Income Taxes. Our effective tax rate for the year ended December 31, 2021 was a benefit of 29.2%, compared to a benefit of 39.5% for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 is higher than the statutory rate primarily due to the release of the reserves related to uncertain tax positions for which the statute of limitations has expired and excess tax benefits associated with our stock-based compensation arrangements which was partially offset by non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of our participation in the PSP, PSP2, PSP3, and the Treasury Loan. The effective tax rate for the year ended December 31, 2020 was favorably impacted by the CARES Act benefit which allowed the 2020 net operating loss to be carried back to tax years in which a federal 35% tax rate applied, resulting in a 14% permanent rate benefit. In addition, the prior year rate was also favorably impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described further in Note 11, in the notes to our consolidated financial statements.

Reconciliation of Net income (loss) to Adjusted net income, EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted net income (loss)(a)	$(299)	$(301)	$276
EBITDA(a)	$(79)	$(332)	$355
EBITDAR(b)	$451	$64	$723
Adjusted EBITDA(a)	$(364)	$(466)	$387
Adjusted EBITDAR(b)	$156	$(70)	$755
__________________
(a)Adjusted net income, EBITDA and Adjusted EBITDA are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of net income and EBITDA are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
Adjusted net income, EBITDA and Adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted net income, EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; Adjusted net income, EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness or possible cash requirements related to our warrants; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate Adjusted net income, EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted net income, EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of Adjusted net income, EBITDA and Adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of Net income and EBITDA, including Adjusted net income and Adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
For the foregoing reasons, each of Adjusted net income, EBITDA and Adjusted EBITDA has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.
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

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(102)	$(225)	$251
Non-GAAP Adjustments:
Early lease termination costs	11	—	—
Cares Act – grant recognition and employee retention credits	(295)	(193)	—
Write-off of deferred registration statement costs due to significant market uncertainty	—	7	—
Derivative de-designation and mark to market adjustment	—	52	—
Pilot phantom equity	—	—	5
Collective bargaining contract ratification	—	—	22
Flight attendant early out program	—	—	5
CARES Act – mark to market impact for warrants	22	9	—
Pre-tax impact	(262)	(125)	32
Tax benefit (expense) related to non-GAAP adjustments	65	49	(7)
Adjusted net income (loss)	$(299)	$(301)	$276

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(102)	$(225)	$251
Plus (minus):
Interest expense	33	18	11
Capitalized interest	(4)	(6)	(11)
Interest income and other	(2)	(5)	(16)
Income tax expense (benefit)	(42)	(147)	74
Depreciation and amortization	38	33	46
EBITDA	(79)	(332)	355
Plus: Aircraft rent	530	396	368
EBITDAR	$451	$64	$723

EBITDA	$(79)	$(332)	$355
Plus (minus)(a):
Early lease termination costs	10	—	—
Cares Act – grant recognition and employee retention credits	(295)	(193)	—
Write-off of deferred registration statement costs due to significant market uncertainty	—	7	—
Derivative de-designation and mark to market adjustment	—	52	—
Pilot phantom equity	—	—	5
Collective bargaining contract ratification	—	—	22
Flight attendant early out program	—	—	5
Adjusted EBITDA	(364)	(466)	387
Plus: Aircraft rent(b)	520	396	368
Adjusted EBITDAR	$156	$(70)	$755
__________________
(a)See “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest” above for discussion on adjusting items.

(b)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $10 million for the year ended December 31, 2021 for costs incurred due to the early termination of our A319 leased aircraft. See footnote (b) under the caption “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest”.
Comparative Operating Statistics
The following table sets forth our operating statistics for the years ended December 31, 2021, 2020 and 2019. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the prior year periods, as well as against the performance of our peers.

	Year Ended December 31,			Percent Change
	2021	2020	2019		2021 vs. 2020		2021 vs. 2019
Operating statistics (unaudited)(a)
Available seat miles (ASMs) (millions)	26,867	16,955	28,120		58%		(4)%
Departures	143,476	88,642	138,570		62%		4%
Average stage length (statute miles)	968	999	1,051		(3)%		(8)%
Block hours	381,018	235,974	389,476		61%		(2)%
Average aircraft in service	106	81	88		31%		20%
Aircraft – end of period	110	104	98		6%		12%
Average daily aircraft utilization (hours)	9.8	8.0	12.2		23%		(20)%
Passengers (thousands)	20,709	11,238	22,823		84%		(9)%
Average seats per departure	193	191	192		1%		1%
Revenue passenger miles (RPMs) (millions)	20,380	11,443	24,203		78%		(16)%
Load Factor (%)	75.9%	67.5%	86.1%	8.4	pts	(10.2)	pts
Fare revenue per passenger ($)	38.94	48.78	52.80		(20)%		(26)%
Non-fare passenger revenue per passenger ($)	57.65	58.66	54.33		(2)%		6%
Other revenue per passenger ($)	2.90	3.79	2.78		(23)%		4%
Total revenue per passenger ($)	99.49	111.23	109.91		(11)%		(9)%
Total revenue per available seat mile (RASM) (¢)	7.67	7.37	8.92		4%		(14)%
Cost per available seat mile (CASM) (¢)	8.10	9.53	7.82		(15)%		4%
CASM (excluding fuel) (¢)	5.96	7.53	5.55		(21)%		7%
CASM + net interest (¢)	8.21	9.57	7.76		(14)%		6%
Adjusted CASM (¢) (b)	9.16	10.32	7.71		(11)%		19%
Adjusted CASM (excluding fuel) (¢) (b)	7.02	8.63	5.44		(19)%		29%
Adjusted CASM + net interest (¢) (b)	9.18	10.31	7.65		(11)%		20%
Fuel cost per gallon ($)	2.17	2.08	2.22		4%		(2)%
Fuel gallons consumed (thousands)	265,558	162,241	288,510		64%		(8)%
Employees (FTE)	5,481	4,974	4,935		10%		11%
__________________
(a)See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)For a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Liquidity, Capital Resources and Financial Position
As of December 31, 2021, we had $918 million of total available liquidity made up of cash and cash equivalents, $127 million of net short-term debt and $287 million of net long-term debt. The $414 million of total net debt is comprised of our $150 million Treasury Loan, $174 million pre-delivery payment facility (“PDP Financing Facility”), $66 million PSP Promissory Notes, $18 million in secured indebtedness for our headquarters building, and a $15 million pre-purchased miles facility with Barclays, partly offset by $9 million in deferred debt acquisition costs and other discounts.
We completed our IPO on April 6, 2021, at an offering price of $19.00 per share. We issued and sold 15 million shares of common stock and our selling stockholders sold 15 million shares of common stock in the IPO. We did not receive any of the proceeds from the sale of shares by our selling stockholders. In April 2021, we received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO exclusive of any income tax benefits from the transaction.
On December 3, 2013, to give effect to the reorganization of our corporate structure, an agreement was reached to amend and restate a phantom equity agreement with our pilots. Under the terms of this agreement, pilots received phantom equity units which became fully vested in 2016. Each unit constituted the right to receive the cash value of a share of our common stock or, in certain circumstances, a share of common stock in connection with certain events. As of December 31, 2019, the final associated liability agreed to by FAPAInvest, LLC became fixed and the associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in March 2022 and, as such, is presented within other long-term liabilities and other current liabilities on our consolidated balance sheets as of December 31, 2020 and December 31, 2021, respectively.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp., a direct wholly owned subsidiary of ours (“Merger Sub”) and Spirit Airlines, Inc. (“Spirit”). The Merger Agreement provides that, among other things, the Merger Sub will be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly owned subsidiary of ours.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of December 31, 2021, we are in compliance with all of our covenants, except we have obtained a waiver of relief for the covenant provisions through the second quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
The following table presents the major indicators of our financial condition and liquidity.

	December 31,
	2021	2020
	($ in millions)
Cash and cash equivalents	$918	$378
Total current assets, excluding cash and cash equivalents	$119	$272
Total current liabilities, excluding current maturities of long-term debt and operating leases	$755	$486
Current maturities of long-term debt, net	$127	$101
Long-term debt, net	$287	$247
Stockholders’ equity	$530	$310
Debt to capital ratio	44%	53%
Debt to capital ratio, including operating lease obligations	84%	89%

Use of Cash
Our cash requirements, and ability to generate the cash flow, have been and continue to be, adversely impacted by the COVID-19 pandemic. However, we expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings on our credit facility and/or potential issuance of debt or equity. Our primary uses of cash are for working capital, aircraft pre-delivery payments, debt repayments, capital expenditures, and maintenance reserve deposits.
Our single largest capital commitment relates to the acquisition of aircraft. As of December 31, 2021, we operated all of our 110 aircraft under operating leases. Pre-delivery payments relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of December 31, 2021, we had $260 million of pre-delivery payments held by Airbus which has been partially financed by our PDP Financing Facility. As of December 31, 2021 our PDP Financing Facility had $174 million outstanding which we have the ability to draw up to an aggregate of $200 million on. As of December 31, 2021, we had a firm obligation to purchase 234 A320neo family aircraft by 2029, none of which had a committed operating lease. We intend to evaluate financing options for the aircraft on order.
Additionally, we are required by some of our aircraft leases to pay maintenance reserves to our respective aircraft lessors in advance of our performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During the years ended December 31, 2021 and 2020, we made $20 million and $15 million, respectively, in maintenance deposit payments to our lessors. As of December 31, 2021, we had $108 million in recoverable aircraft maintenance deposits on our consolidated balance sheets, of which $10 million was included in accounts receivable because the eligible maintenance had been performed.
On February 2, 2022, we repaid the Treasury Loan which included the $150 million principal balance along with accrued interest of $1 million to settle the liability with the Treasury. By repaying the amounts outstanding under our Treasury Loan facility we consequently unencumbered our co-brand credit card program that collateralized the facility. We believe that our loyalty program, encompassing our co-brand credit card program and Discount Den subscription program, together with the Frontier brand could act as collateral for debt financing that could generate substantial liquidity should the need arise.
Additionally, upon completion of the Merger, we will have a cash requirement of $2.13 per each share of outstanding Spirit common stock. Based on the number of outstanding shares disclosed in Spirit’s Annual Report on Form 10-K as filed with the SEC on February 8, 2022, our cash requirement will be approximately $231 million in the aggregate, payable at the closing of the Merger.
The following table summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	2022	2023	2024	2025		2026	Thereafter	Total

Long-term debt(1)	$127	$61	$4	$150	(4)	$—	$81	$423
Interest commitments(2)	8	6	5	4		2	6	31
Operating lease obligations	456	435	419	396		332	915	2,953
Flight equipment purchase obligations	784	1,215	1,450	1,754		2,345	6,218	13,766
Maintenance deposit obligations(3)	3	3	3	3		3	9	24
Total	$1,378	$1,720	$1,881	$2,307		$2,682	$7,229	$17,197
__________________
(1)Includes principal only associated with our PDP Financing Facility due through 2024, our floating rate building note through 2023, the Treasury Loan through 2025, our affinity card unsecured debt due through 2029, and the PSP Promissory Notes through 2031. See Note 9, Debt, in the notes to our consolidated financial statements.
(2)Represents interest on long-term debt.
(3)Represents fixed maintenance reserve payments for aircraft including estimated amounts for contractual price escalations.
(4)Represents the Treasury Loan repaid on February 2, 2022.
Cash Flows
The following table presents information regarding our cash flows in the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in millions)
Net cash provided by (used in) operating activities	$216	$(557)
Net cash provided by (used in) investing activities	(67)	11
Net cash provided by financing activities	391	156
Net increase (decrease) in cash, cash equivalents and restricted cash	540	(390)
Cash, cash equivalents and restricted cash at beginning of period	378	768
Cash, cash equivalents and restricted cash at end of period	$918	$378
Operating Activities
During the year ended December 31, 2021, net cash provided by operating activities totaled $216 million, which was primarily driven by $338 million inflows from changes in net operating assets and liabilities partly offset by $102 million net loss resulting from the significant impact the COVID-19 pandemic had on our operations.
The $338 million of inflows from other net operating assets and liabilities includes:
•$174 million cash inflow from supplies and other current assets due primarily to the decrease in other current assets, $158 million of which is related to the receipt of our 2020 federal income tax receivable;
•$138 million increase in our air traffic liability as a result of increased bookings;
•$13 million increase in accounts payable and $84 million increase in other liabilities as our operational related accruals increased during 2021 in line with demand, capacity and overall departure increases.

These cash inflows due to changes in our operating assets and liabilities were partly offset by an increase to our other long-term assets as well as higher maintenance and credit card receivables and increases to our aircraft maintenance deposits.
Our net loss of $102 million includes the following significant items that were adjusted in arriving at cash provided by operating activities:
•$60 million of gains recognized on sale-leaseback transactions;
•$32 million deferred tax benefit partly offset by;
•$38 million depreciation and amortization;
•$22 million unrealized loss on the mark to market of our warrant liability with the Treasury;
•$11 million stock-based compensation expense; and
•$1 million amortization of swaption cash flow hedges, net of tax.
In response to the COVID-19 pandemic, we were granted rent payment deferrals totaling a net favorable impact of $31 million and $2 million which were not included within aircraft rent expense or station operations, respectively, within the consolidated statements of operations for the year ended December 31, 2020. The impact of the deferrals decreased operating cash flows and unfavorably impacted our results of operations by $22 million for the year ended December 31, 2021. The deferral impact included a $31 million unfavorable impact to aircraft rent for the year ended December 31, 2021 which was partially offset by additional station deferrals granted during the year ended December 31, 2021 which resulted in a $9 million favorable impact for the year ended December 31, 2021. As of December 31, 2021, we had paid back all of our aircraft rent deferrals, and had $11 million in station deferrals yet to be recognized. The remaining deferrals will be recognized throughout future years as such amounts are paid.
Investing Activities
During the year ended December 31, 2021, net cash used in investing activities totaled $67 million, driven by:
•$36 million net payments for pre-delivery deposit activity;
•$27 million cash outflows for capital expenditures; and
•$4 million cash outflows relating to other investing activity.
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $391 million, primarily driven by:
•$266 million aggregate net proceeds from our IPO;
•$66 million in proceeds from the issuance of long-term debt net of principal repayments due to $33 million of proceeds from the PSP2 and PSP3 Promissory Notes in addition to net borrowings under our PDP Financing Facility;
•$59 million in net proceeds received from sale-leaseback transactions; and
•$3 million in proceeds from the exercise of stock options; partially offset by
•$3 million of payments for tax withholdings related to vesting of share-based awards.
Commitments and Contractual Obligations
Our contractual purchase commitments as of December 31, 2021 include future aircraft and engine acquisitions. Except to the extent set forth in the applicable notes to our consolidated financial statements, the table below does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time. Due to uncertainty surrounding the timing of delivery of certain aircraft, the amounts in this table represent our current best estimate; however, the actual delivery schedule may differ from the table below.

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
2022	9	5	14	5
2023	—	21	21	2
2024	—	24	24	2
2025	17	13	30	3
2026	19	22	41	3
Thereafter	31	73	104	6
Total	76	158	234	21
During October 2019, we entered into an amendment with Airbus that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft. This conversion right is available until December 31, 2022 and is not reflected in the table above as this option has not been exercised.
During July 2021, we signed a letter of intent with two of our leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. As of December 31, 2021, we entered into a signed direct lease agreement for seven of the additional aircraft, while the remaining three are covered under a non-binding letter of intent. None of these ten aircraft that will be acquired through direct leases are reflected in the table above given these are not committed purchase agreements.
In November 2021, we entered into an amendment with Airbus to add an additional 91 A321neo aircraft to the committed purchase agreement, which are expected to be delivered starting in 2023 and continuing through 2029, all of which are reflected in the table above.
As of December 31, 2021, all 110 aircraft in our fleet were subject to operating leases. These leases expire between 2022 and the end of 2033. Leases for eight of our aircraft could generally be renewed at rates based on fair market value at the end of a lease term for a four-year extension.
Separately, we have various leases with respect to real property as well as various agreements among airlines relating to fuel consortia or fuel farms at airports. Under some of these contracts, we are party to joint and several liability regarding damages. Under others, where we are a member of an LLC or other entity that contracts directly with the airport operator, liabilities are borne through the fuel consortia structure. Our aircraft, services, equipment lease and sale and financing agreements typically contain provisions requiring us, as the lessee, obligor or recipient of services, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment. We believe that our insurance would cover most of our exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft, services, equipment lease and sale and financing agreements described above.
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
Recently Adopted Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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
“Adjusted CASM (excluding fuel)” means operating expenses less aircraft fuel expense, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Air traffic liability” or “ATL” means the value of tickets and other related fees sold in advance of travel.
“Ancillary revenue” means the sum of non-fare passenger revenue and other revenue.
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
“CBA” means a collective bargaining agreement.
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
“RASM” or “unit revenue” means total revenue divided by ASMs.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 26%, 21% and 29% of total operating expenses for the years ended December 31, 2021, 2020, and 2019, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $58 million. Our strategy has been primarily to purchase out-of-the-money call options which are intended to provide protection against a large upward movement in fuel prices, while also allowing us to participate in any material fall in fuel prices. While this has been our strategy, we entered into collars during 2019 that resulted in significant payment in 2020 when the price of fuel fell below the put. As of December 31, 2021 we had no fuel derivative contracts outstanding.
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
Interest Rates. We are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on our PDP Financing Facility, floating rate building note, Treasury Loan and our affinity card advance purchase of mileage credits. For many of our aircraft leases, we may be exposed to interest rate risk for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine year swap rate. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the year ended December 31, 2021, we did not enter into any swaps and therefore, paid no upfront premiums for options. During the year ended December 31, 2020, we paid $4 million in upfront premiums for the option to enter into and exercise cash settled swaps with a forward starting effective date. As of December 31, 2021, we have no interest rate hedges outstanding. During the year ended December 31, 2021 as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
Foreign Exchange. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Mexican peso, Dominican Republic peso and Canadian dollar. Our revenue is U.S. dollar denominated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Frontier Group Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Leased Aircraft Return Costs

Description of the matter
As described in Notes 1 and 10 to the consolidated financial statements, the Company’s aircraft lease agreements often require the Company to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the leased airframe or engine’s actual condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred, and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. When determining the need to accrue lease return costs, there are various factors for which management considers such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, the number of projected cycles run on the airframe at the scheduled time of return and the ability to utilized previously paid maintenance reserves to offset projected costs. As of December 31, 2021, the Company has accrued liabilities of $49 million for leased aircraft return costs.

Auditing management’s estimate of leased aircraft return costs required significant judgment given the complexity involved in determining the timing and cost of future maintenance events, including the estimated utilization of leased airframes and engines.

How we Addressed the Matter in Our Audit	To test the estimate of lease return costs, our audit procedures included, among others, testing the assumptions used and the accuracy and completeness of the underlying data used in the calculations. For example, to test the assumptions related to the timing of future maintenance events, we compared projected event timing to the time interval between recently completed maintenance events and against underlying regulatory requirements. We also confirmed current and projected utilization metrics and projected timing of events with maintenance personnel. We also tested the historical accuracy of management’s forecasts of maintenance events by comparing when recent maintenance events occurred to management’s initial projections. To test the assumptions related to cost, we compared the projected cost of future maintenance events to historical experience, or the costs required by the contractual agreements based on projected return condition of the airframe or engine at lease return.

Realizability of Deferred Tax Assets

Description of the matter
At December 31, 2021, the Company had deferred tax assets of $646 million, inclusive of a related valuation allowance, and deferred tax liabilities of $621 million. As discussed in Notes 1 and 17 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of recoverability of deferred tax assets involved subjective estimation and complex auditor judgement in weighing the positive and negative evidence to determine whether a valuation allowance for deferred tax assets is needed including the Company’s estimate of future taxable income that may be affected by market and economic conditions.

How we Addressed the Matter in Our Audit
To test the realizability of the Company’s deferred tax assets, our audit procedures included, among others, evaluating the assumptions used to develop the scheduling of the future reversal of existing taxable temporary differences and evaluating the assumptions used by the Company to develop projections of future taxable income. We compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. In addition, we involved our tax specialists to evaluate the application of tax law in the performance of these procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 23, 2022

FRONTIER GROUP HOLDINGS, INC.
Consolidated Balance Sheets
(in millions, except for share and per share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$918	$378
Accounts receivable, net	50	28
Supplies, net	29	18
Other current assets	40	226
Total current assets	1,037	650
Property and equipment, net	186	176
Operating lease right-of-use assets	2,426	2,250
Pre-delivery deposits for flight equipment	260	224
Aircraft maintenance deposits	98	82
Intangible assets, net	29	29
Other assets	199	143
Total assets	$4,235	$3,554
Liabilities and stockholders’ equity
Accounts payable	$86	$71
Air traffic liability	273	135
Frequent flyer liability	13	13
Current maturities of long-term debt, net	127	101
Current maturities of operating leases	444	416
Other current liabilities	383	267
Total current liabilities	1,326	1,003
Long-term debt, net	287	247
Long-term operating leases	1,991	1,848
Long-term frequent flyer liability	41	50
Other long-term liabilities	60	96
Total liabilities	3,705	3,244
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 217,065,096 and 199,438,098 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	381	60
Retained earnings	159	261
Accumulated other comprehensive income (loss)	(10)	(11)
Total stockholders’ equity	530	310
Total liabilities and stockholders’ equity	$4,235	$3,554

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Operations
(in millions, except for per share data)

	Year Ended December 31,
	2021	2020	2019
Operating revenues:
Passenger	$2,000	$1,207	$2,445
Other	60	43	63
Total operating revenues	2,060	1,250	2,508
Operating expenses:
Aircraft fuel	575	338	640
Salaries, wages and benefits	616	533	529
Aircraft rent	530	396	368
Station operations	384	257	336
Sales and marketing	109	78	130
Maintenance materials and repairs	119	83	86
Depreciation and amortization	38	33	46
CARES Act credits	(295)	(193)	—
Other operating	101	90	64
Total operating expenses	2,177	1,615	2,199
Operating income (loss)	(117)	(365)	309
Other income (expense):
Interest expense	(33)	(18)	(11)
Capitalized interest	4	6	11
Interest income and other	2	5	16
Total other income (expense)	(27)	(7)	16
Income (loss) before income taxes	(144)	(372)	325
Income tax expense (benefit)	(42)	(147)	74
Net income (loss)	$(102)	$(225)	$251
Earnings (loss) per share:
Basic	$(0.48)	$(1.13)	$1.19
Diluted	$(0.48)	$(1.13)	$1.19

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(102)	$(225)	$251
Unrealized gains (losses) and amortization from cash flow hedges net of adjustment for de-designation of fuel hedges, net of deferred tax benefit/(expense) of less than $(1), $4, and $(6) respectively (Note 7)	1	(15)	21
Other comprehensive income (loss)	1	(15)	21
Comprehensive income (loss)	$(101)	$(240)	$272

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(102)	$(225)	$251
Deferred income taxes	(32)	(14)	52
Depreciation and amortization	38	33	46
Gains recognized on sale-leaseback transactions	(60)	(48)	(107)
Warrant liability unrealized loss	22	9	—
Stock-based compensation	11	8	8
Amortization of swaption cash flow hedges, net of tax	1	—	—
Cash flows for derivative instruments, net	—	(4)	(1)
Cash flows from operating leases	—	17	—
Changes in operating assets and liabilities:
Accounts receivable	(14)	61	(6)
Supplies and other current assets	174	(166)	(18)
Aircraft maintenance deposits	(20)	(15)	(18)
Other long-term assets	(37)	(32)	(29)
Accounts payable	13	—	24
Air traffic liability	138	(114)	36
Other liabilities	84	(67)	(67)
Cash provided by (used in) operating activities	216	(557)	171
Cash flows from investing activities:
Capital expenditures	(27)	(16)	(45)
Pre-delivery deposits for flight equipment, net of refunds	(36)	28	(17)
Other	(4)	(1)	—
Cash provided by (used in) investing activities	(67)	11	(62)
Cash flows from financing activities:
Proceeds from issuance of debt	163	236	170
Principal repayments on debt	(97)	(126)	(139)
Proceeds from sale-leaseback transactions	59	47	92
Proceeds from initial public offering, net of offering costs, underwriting discounts and commissions	266	—	—
Proceeds from the exercise of stock options	3	—	—
Dividends paid	—	—	(159)
Tax withholdings on share-based awards	(3)	(1)	—
Other	—	—	(3)
Cash provided by (used in) financing activities	391	156	(39)
Net increase (decrease) in cash, cash equivalents and restricted cash	540	(390)	70
Cash, cash equivalents and restricted cash, beginning of period	378	768	698
Cash, cash equivalents and restricted cash, end of period	$918	$378	$768

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except for share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2018	199,143,218	$—	$52	$245	$(17)	$280
Reclassification of sale-leaseback impact into retained earnings (Note 1)	—	—	—	149	—	149
Net income (loss)	—	—	—	251	—	251
Dividend and dividend equivalent rights	—	—	—	(159)	—	(159)
Restricted stock issued	55,632	—	—	—	—	—
Shares issued in connection with vesting of restricted stock units	61,940	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(17,936)	—	—	—	—	—
Unrealized gain from cash flow hedges, net of tax	—	—	—	—	21	21
Stock option repurchases	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	3	—	—	3
Balance at December 31, 2019	199,242,854	$—	$52	$486	$4	$542
Net income (loss)	—	—	—	(225)	—	(225)
Restricted stock issued	99,408	—	—	—	—	—
Shares issued in connection with vesting of restricted stock units	134,900	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(39,064)	—	—	—	—	—
Unrealized loss from cash flow hedges net of adjustment for dedesignation of fuel hedges, net of tax (Note 7)	—	—	—	—	(15)	(15)
Stock-based compensation	—	—	8	—	—	8
Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net income (loss)	—	—	—	(102)	—	(102)
Shares issued in connection with vesting of restricted stock units	645,206	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(200,735)	—	(3)	—	—	(3)
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	2,202,895	—	3	—	—	3
Stock-based compensation	—	—	11	—	—	11
Issuance of common stock upon initial public offering, net of offering costs, underwriting discounts and commissions (Note 1)	15,000,000	—	267	—	—	267
CARES Act warrants (Note 2)	—	—	43	—	—	43
Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Frontier Group Holdings, Inc. (“FGHI” or the “Company”) and its wholly-owned direct and indirect subsidiaries, including Frontier Airlines Holdings, Inc. (“FAH”) and Frontier Airlines, Inc. (“Frontier”). All wholly-owned subsidiaries are consolidated, with all intercompany transactions and balances being eliminated.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Initial Public Offering
On March 31, 2021, the Company’s registration statement on Form S-1 relating to the Company’s initial public offering (“IPO”) was declared effective by the SEC, and the Company’s common stock began trading on the NASDAQ Global Select Market on April 1, 2021 under the symbol “ULCC”. The Company completed its IPO on April 6, 2021 at an offering price of $19.00 per share, pursuant to the Company’s registration statement. The Company issued and sold 15 million shares of common stock and the Company’s selling stockholders sold 15 million shares of common stock in the IPO. The underwriters were granted an over-allotment option to purchase up to 4.5 million additional shares of common stock from the selling shareholders, at the IPO price of $19.00 per share, less the underwriting discount, for 30 days from the date of the prospectus, which was exercised in full in April 2021. The Company did not receive any of the proceeds from the sale of shares by the Company’s selling stockholders. In April 2021, the Company received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO, and exclusive of any income tax benefits from the transaction.
Leases
Effective January 1, 2019 the Company adopted ASU 2016-02, Leases (“ASU 2016-02”) using the modified retrospective transition method, with the cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. Under the modified retrospective approach, financial results reported in periods prior to 2019 are unchanged. The Company also elected the package of practical expedients included in the new standard, which among other things, does not require a reassessment of lease classifications. The adoption of ASU 2016-02 had a significant impact on the Company’s consolidated balance sheets due to the recognition of $2 billion of lease liabilities with corresponding right-of-use assets for operating leases (see Note 10).
Additionally, the Company recognized a $149 million cumulative effect adjustment, net of tax, to retained earnings. The adjustment to retained earnings was driven by the recognition of unamortized deferred sale-leaseback

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

gains, net of tax. Prior to the adoption of ASU 2016-02, gains on sale-leaseback transactions were generally deferred and recognized in the income statement over the lease term. Under ASU 2016-02, to the extent control of the asset has transferred upon the sale, gains on sale-leaseback transactions are recognized immediately.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash and cash equivalents. Additionally, any items with maturities greater than three months that are readily convertible to known amounts of cash are considered cash and cash equivalents. Investments included in this category primarily consist of money market funds and time deposits.
Restricted Cash
Restricted cash may include certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. The Company holds restricted cash to secure medical claims paid. Restricted cash may also include funds held as collateral for future travel paid with a credit card. These funds may be held by credit card processors directly under contracts that require a holdback of funds equal to a certain percentage of the related air traffic liability. If the Company fails to maintain certain liquidity and other financial covenants, the credit card processors’ rights to holdback would apply, which would result in a decrease of unrestricted cash. Restricted cash is carried at cost, which management believes approximates fair value. As of as of December 31, 2021 and 2020, the Company had less than $1 million of restricted cash.
Accounts Receivable, net
Receivables primarily consist of amounts due from credit card receivables, amounts due from aircraft lessors for maintenance performed, amounts due from select airport locations under revenue share agreements and incentives due from vendors. The Company records an allowance for credit losses for amounts not expected to be collected. The Company estimates the allowance based on aging trends. The allowance for doubtful accounts was $1 million and $3 million as of December 31, 2021 and 2020, respectively.
Supplies, net
Supplies consist of expendable aircraft spare parts, aircraft fuel and other supplies and are stated at the lower of cost or net realizable value. Supplies are accounted for on a first-in, first-out basis and are charged to expense as they are used. An allowance for obsolescence on expendable aircraft spare parts is provided over the remaining lease term or the estimated useful life of the related aircraft fleet to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value. The allowance for obsolescence was $12 million and $8 million as of December 31, 2021 and 2020, respectively.
Property and Equipment, net
Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives to their estimated residual values. The Company capitalizes additions, modifications enhancing the operating performance of its assets, and the interest related to payments used to acquire new aircraft and the construction of its facilities. The Company capitalizes interest attributable to pre-delivery payments (“PDPs”) as an additional cost of the related asset beginning when activities necessary to get the asset ready for its intended use commence.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft	25 years	10%
Flight equipment leasehold improvements	Lesser of lease term or economic life	0%
Aircraft rotable parts	Fleet life	10%
Ground property and equipment	3 – 10 years	0%
Ground equipment leasehold improvements	Lesser of lease term or 10 years	0%
Internal use software	3 – 10 years	0%
Capitalized maintenance	Lesser of lease term or economic life	0%
Buildings	Lesser of 40 years or economic life	10%
The components of depreciation and amortization expense are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Depreciation	$38	$32	$45
Intangible amortization	—	1	1
Total depreciation and amortization	$38	$33	$46
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products and enhancements to existing products that have reached the application development stage and are deemed feasible. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time to, internal-use software projects. Capitalized computer software, net is included within ground and other equipment, which is a component of property and equipment, net on the accompanying consolidated balance sheets and totaled $9 million and $8 million as of December 31, 2021 and 2020, respectively.
Asset Impairment
The Company applies a fair value-based impairment test to the carrying amount of indefinite-lived intangible assets annually, or more frequently if certain events or circumstances indicate impairment. The Company assesses the value of indefinite-lived assets under a qualitative and quantitative approach, as required. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions listed below. These factors are analyzed to determine if events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying value. The quantitative approach is used to assess the asset’s fair value and the amount of the impairment. If the asset’s carrying amount exceeds its fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying amount. Indefinite-lived intangible assets are comprised of certain landing slot rights and the trademark of the Company.
Factors that could result in future impairment of landing slot rights, holding other assumptions constant, include, but are not limited to: (i) significant reduction in demand for air travel, (ii) competitive activity in the slotted airport, (iii) anticipated changes to the regulatory environment such as diminished slot access and (iv) increased competition at a nearby airport. As part of this evaluation, the Company assesses whether changes in (i) macroeconomic conditions, (ii) industry and market conditions, (iii) cost factors, (iv) overall financial performance and (v) certain events specific to the Company, have occurred which would impact the use and/or fair value of these assets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

As a result of the coronavirus (“COVID-19”) pandemic the Company performed a quantitative assessment on its indefinite lived intangibles during 2020 and determined no impairment charges were necessary. As a result of the continued recovery during 2021 and the substantial headroom between the book values and fair values of its indefinite lived intangibles assets determined as part of the 2020 quantitative assessment, the Company performed a qualitative assessment during 2021, which resulted in no impairments.
The Company records impairment charges on long-lived assets used in operations and finite-lived intangible assets when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization including macroeconomic factors impacting future demand, length of service the asset will be used in the Company’s operations and estimated salvage values. There were no events or circumstances identified during 2021 that required the Company to perform a quantitative impairment assessment.
Aircraft Maintenance
The Company accounts for heavy maintenance and major overhauls under the deferral method, whereby the cost of heavy maintenance and major overhauls is deferred and recorded as flight equipment and depreciated over the lesser of the remaining lease term or the period until the next scheduled heavy maintenance event. The Company has separate maintenance cost-per-hour contracts for the repair of certain rotable parts to support airframe and engine maintenance and repair, as well as heavy maintenance and major overhauls. These agreements require monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft. For the contracts in which risk has been determined to transfer to the service provider, expense is recognized based on the contractual terms of the cost-per-hour arrangement. For those contracts in which risk has not been determined to transfer to the service provider, the Company initially records monthly payments as a deposit and then accounts for the underlying maintenance event when it occurs, in accordance with the Company’s maintenance accounting policy.
Certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by its leases are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are determined to be related to the maintenance of the leased asset are accounted for as maintenance deposits, to the extent they are expected to be recoverable, and are reflected as aircraft maintenance deposits on the Company’s consolidated balance sheets. When it is not probable that the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent within aircraft rent in the Company’s consolidated statements of operations. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments and are not included within the right-of-use asset and respective lease liability.
The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor and the number of flight hours and cycles the aircraft is estimated to be utilized before it is returned to the lessor. Changes in estimates are accounted for on a cumulative catch-up basis. On a regular basis, the Company assesses the credit worthiness of the Company’s lessors to ensure deposits are collectible. The Company continues to evaluate the creditworthiness of its lessors as a result of the COVID-19 pandemic downturns and specifically whether any credit losses existed for aircraft maintenance deposits and determined no allowance was necessary as of December 31, 2021 and 2020.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Certain of the Company’s lease agreements provide that maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to the Company and will be retained by the lessor. Consequently, any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and, therefore, are accounted for as supplemental rent.
Leased Aircraft Return Costs
The Company’s aircraft lease agreements generally contain provisions that require the Company to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the airframe and engine’s actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the condition required by the lease.
Lease return costs could include, but are not limited to, redelivery cost, redelivery crew cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components and checks. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost, there are various other factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, the projected number of cycles run on the airframe at the time of return, the extent of repairs needed, if any, upon return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow maintenance reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. When costs become both probable and estimable, lease return costs are expensed as a component of aircraft rent in the consolidated statements of operations through the remaining lease term.
Derivative Instruments
Fuel Hedging Activities
Variability in jet fuel prices impacts the Company’s results of operations. In order to reduce the risk of exposure to fuel price increases, the Company may enter into derivative contracts such as swaps, call options and collars. Derivative instruments are stated at fair value, net of any collateral postings.
The Company formally designates and accounts for the derivative instruments that meet established accounting criteria under ASC 815, Derivatives and Hedging, as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instruments is recorded in accumulated other comprehensive income/loss (“AOCI/L”), a component of stockholders’ equity on the consolidated balance sheets. In general, the Company recognizes the associated gains or losses deferred in AOCI/L as a component of aircraft fuel expense within the consolidated statements of operations in the period that the aircraft fuel is consumed. For derivative instruments that are not designated as cash flow hedges, the gain or loss on the instrument is recognized in current period earnings. The Company presents its fuel derivative instruments net on the consolidated balance sheets. Refer to Note 7 for additional information regarding the Company’s hedge accounting and derivative instruments.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Aircraft Purchase Hedging Activities
The Company is party to certain interest rate swaption agreements that are accounted for as cash flow hedges, as defined under ASC 815, Derivatives and Hedging. Some of the Company’s aircraft purchase commitments can expose it to interest rate risk as, depending on the agreement, rental payments are adjusted and become fixed based on the seven or nine year swap rate at the time of delivery. The primary objective for interest rate derivatives is to hedge the portion of the estimated future monthly rental payments related to the associated agreement’s variable interest rate, historically London Interbank Offered Rate (“LIBOR”). These swaption agreements provide for a single payment at maturity based upon the change in the applicable swap rate between the execution date and the termination date. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instruments is recorded in AOCI/L. In general, the Company recognizes the associated gains or losses deferred in AOCI/L as a component of aircraft rent expense in the Company’s consolidated statements of operations over the life of the lease on a straight-line basis. The Company presents its interest rate swaption derivative instruments net on the consolidated balance sheets. Refer to Note 7 for additional information regarding the Company’s hedge accounting and derivative instruments.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs, federal and state taxes and the amortized gains, losses and premiums associated with effective fuel hedge contracts within AOCI/L and gains and losses from ineffective or dedesignated fuel hedge contracts.
Sales and Marketing
Sales and marketing expense includes credit card processing fees, system booking fees, sponsorship and distribution costs such as the costs of the Company’s call center and advertising costs. Advertising and the related production costs are expensed as incurred, and for the years ended December 31, 2021, 2020 and 2019 represented $7 million, $4 million and $10 million, respectively, of sales and marketing expense reported within the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. The Company periodically assesses whether it is more likely than not that sufficient taxable income will be generated to realize deferred income tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future projected taxable income when assessing the future realization of deferred tax assets. In assessing the sources of income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of December 31, 2021, the Company has recorded an $8 million valuation allowance against its foreign and certain state net operating loss deferred tax assets. No valuation allowances were recorded during the years ended December 31, 2020 or 2019. Refer to Note 17 for additional information regarding the Company’s valuation allowance recorded during the year ended December 31, 2021.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for an award, with forfeitures accounted for as they occur. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

model. Restricted stock awards and units are valued at the fair value of the shares on the date of grant. The exercise price of all stock awards is determined by the Company’s board of directors based, in part, on the ending stock price on the grant date. Prior to the Company’s IPO, there were significant judgments and estimates inherent in these valuations which included assumptions regarding the Company’s future operating performance, the time to complete potential liquidity events and the determinations of the appropriate valuation methods to be applied. Refer to Note 11 for additional disclosures regarding details of the Company’s stock-based compensation plans.
Gains on Sale-Leaseback Transactions
The Company enters into sale-leaseback transactions for its aircraft and aircraft engine assets, whereby the Company sells one or more aircraft or aircraft engine assets to a third-party and simultaneously enters into an operating lease for a right to use such assets for a fixed period of time. Gains on sale-leaseback transactions are recognized in the period in which title to the asset transfers to the buyer-lessor and the lease commences, as a component of other operating expenses within the consolidated statements of operations. Gains on sale-leaseback transactions are calculated as the excess of the sale price of the asset over its carrying value. The carrying value of the assets sold will generally include the price paid for the asset, net of the amount of cash or the fair value of non-cash credits and incentives received from equipment and component manufacturers, the costs associated with delivery of the asset including any taxes or tariffs, financing costs capitalized in connection with the construction of the asset, capitalized maintenance and other improvements, and accumulated depreciation. Gains on sale-leaseback transactions may also be adjusted if it is determined that the terms of the sale transaction or the lease agreement are at a price other than fair value.
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel represented approximately 26%, 21% and 29% of total operating expenses for the years ended December 31, 2021, 2020 and 2019, respectively. Gulf Coast Jet indexed fuel is the Company’s basis for the majority of aircraft fuel purchases. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster, or disruptions in the supply chain of jet fuel, dramatic escalations in the cost of jet fuel and/or the failure of fuel providers to perform under fuel arrangements for other reasons could have a material adverse effect on the Company’s financial condition and results of operations.
The air transportation business is volatile and highly affected by economic cycles and trends. Global pandemics and related health scares, consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather, and other factors can result in significant fluctuations in revenue and results of operations.
As of December 31, 2021, the Company had seven union-represented employee groups that together represented approximately 88% of all employees. Additional disclosure relating to the Company’s union-represented employee groups is included in Note 14.
As of December 31, 2021, the Company had all capitalized maintenance deposits with two lessors, and all pre-delivery deposits for flight equipment with one vendor.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU and subsequently issued amendments requiring most leases with durations greater than 12 months to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018. The

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

standard was adopted using the modified retrospective approach with an effective date as of the beginning of the Company’s fiscal year, January 1, 2019. See Note 10 for more information.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with an “expected loss” model which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance is effective for annual periods beginning after December 15, 2019 and interim reporting periods within those reporting periods. The Company adopted the new standard as of January 1, 2020, which did not have a material impact on the Company’s results of operations or financial position as of the adoption date.
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
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 details financial reporting disclosure requirements that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy. The new guidance is effective for annual periods beginning after December 15, 2021 and interim reporting periods within those reporting periods. The Company adopted the new standard as of December 15, 2021, which did not have an impact on the Company’s disclosures related to governmental grants or an impact to the results of operations and financial position as of the adoption date.
2. Impact of COVID-19
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of COVID-19, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in a drastic decline in near-term air travel demand in the United States, and caused reductions in revenues and income levels as compared to corresponding pre-pandemic periods. The decline in demand for air travel has had a material adverse effect on the Company’s business and results of operations for the years ended December 31, 2021 and 2020. Although the Company has seen significant recovery of demand through the year ended December 31, 2021 as compared to the corresponding prior year period, the Company is unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Delta and Omicron variants, nor the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel.
Beginning in December 2020, the Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. Widespread distribution of the vaccines has led to increased confidence in travel,

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

particularly in the domestic leisure market on which the Company’s business is focused. While the Company has experienced a meaningful increase in passenger volumes as well as bookings since the vaccines became widely available, demand recovery slowed during the second half of the third quarter and into the fourth quarter of 2021 due to the rise in cases from the Delta and Omicron variants. The Company continues to closely monitor the COVID-19 pandemic and the need to adjust capacity and deploy other operational and cost-control measures as necessary to preserve short-term liquidity needs and ensure long-term viability of the Company and its strategies. Any anticipated adjustments to capacity and other cost savings initiatives implemented by the Company may vary from actual demand and capacity needs.
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors and, as of December 31, 2021, and through the date of this report, the Company is in compliance with all of its covenants, except the Company has obtained a waiver of relief for the covenant provisions through the second quarter of 2022 related to one of its credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to the existing covenants to reflect any additional COVID-19 pandemic impacts.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) became law on March 27, 2020 and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion for a Payroll Support Program (“PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. On April 30, 2020, the Company reached an agreement with the U.S. Department of the Treasury (the “Treasury”) under which the Company received $211 million of installment funding comprised of a $178 million grant (the “PSP Grant”) for payroll support for the period from April 2020 through September 2020, and a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”), all of which was received as of December 31, 2020. The PSP Grant was recognized over the period it was intended to support payroll, including the full $178 million net of $1 million in deferred financing costs during the year ended December 31, 2020, within CARES Act credits in the Company’s consolidated statements of operations. In conjunction with the PSP Promissory Note, the Company issued to the Treasury warrants to purchase up to 522,576 shares of common stock of FGHI at an exercise price of $6.36 per share.
On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for installment funding under a second Payroll Support Program (“PSP2”), under which the Company received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support from the date of the agreement through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which has been received as of December 31, 2021. The Company recognized the full $143 million PSP2 Grant during the year ended December 31, 2021, net of deferred financing costs within CARES Act credits in the Company’s consolidated statements of operations. In conjunction with the PSP2 Promissory Note, the Company issued to the Treasury warrants to purchase up to 157,313 shares of common stock of FGHI at an exercise price of $11.65 per share.
The American Rescue Plan Act (“ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, the Company entered into an agreement with the Treasury for installment funding under a third Payroll Support Program (“PSP3”), under which the Company received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which has been received as of December 31, 2021. The Company recognized the full $135 million received under the PSP3 Grant during the year ended December 31, 2021 within CARES Act credits in the Company’s consolidated statements of operations. In conjunction with the PSP3 Promissory Note, the Company

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

issued to the Treasury warrants to purchase up to 79,961 shares of common stock of FGHI at an exercise price of $18.85 per share.
On September 28, 2020, the Company entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to purchase up to 2,358,090 shares of common stock of FGHI at an exercise price of $6.36 per share. As of December 31, 2021 and 2020, the Company had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021.
On February 2, 2022, the Company repaid the Treasury Loan which included the $150 million principal balance along with accrued interest of $1 million. The repayment terminated the loan agreement with the Treasury and unencumbered the Company’s co-branded credit card program and related brand assets that secured the loan. Certain limitations, including restrictions on stock repurchases and the payment of dividends, will continue to apply for one year after repayment as indicated below.
In connection with the Company’s participation in the PSP, PSP2, PSP3 and the Treasury Loan, the Company has been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
•restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until February 2, 2023;
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
•limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023;
•limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•additional reporting and recordkeeping requirements.
As outlined above, as part of the PSP Promissory Note, the PSP2 Promissory Note, the PSP3 Promissory Note (collectively, the “PSP Promissory Notes”) and the Treasury Loan, the Company issued to the Treasury warrants to purchase shares of common stock of FGHI, which have a five-year term and can be settled in cash or shares at the election of the Company. The warrants do not have any voting rights and are freely transferable, with registration rights. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s consolidated statements of operations over the term of the loan. These awards were originally classified as liability-based awards within other current liabilities on the consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in the Company’s consolidated statements of operations given the Company only had the option of settling in cash before being publicly traded. As a result of the IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the consolidated balance sheet and is no longer required to mark to market the warrants. Subsequent warrants issued after the IPO date were recorded at fair value as a reduction to the related debt they were issued with and recorded to additional paid-in capital on the consolidated balance sheet. The Company recorded $22 million and $9 million in mark to market adjustments during the years ended December 31, 2021 and 2020, respectively, to interest expense within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. Further, in March 2021, the ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. The ARP increased the credit from 50% to 70% of qualified wages, increased the maximum wages per employee from $10,000 for the entire period to $10,000 per quarter, and expanded the gross receipts test for eligible employers from a 50% to an 80% decline in gross receipts as compared to the same calendar quarter in 2019. If the gross receipts test is met in any quarter, wages earned in the following quarter automatically qualify for the credit and as a result of the increase in revenues after the first quarter of 2021, the Company did not qualify for any additional CARES Employee Retention Credits. During the years ended December 31, 2021 and 2020, the Company recognized $17 million and $16 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in the Company’s consolidated statements of operations and within other current assets on the Company’s consolidated balance sheets.
3. Revenue Recognition
Passenger Revenues
Fare revenues. Tickets sold in advance of the flight date are initially recorded as an air traffic liability on the Company’s consolidated balance sheets. Fare revenues are recognized in passenger revenues within the consolidated statements of operations at the time of departure when transportation is provided.
As of December 31, 2020, the Company’s current air traffic liability balance was $135 million. During the year ended December 31, 2021, 89% of the air traffic liability as of December 31, 2020 has been recognized as passenger revenue within the consolidated statements of operations. As of December 31, 2021, the Company’s current air traffic liability is $273 million, of which $59 million is related to customer rights to book future travel, which either expire within 3 or 12 months after issuance if not redeemed by the customer. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers to fare revenues in passenger revenues within the consolidated statements of operations.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized $58 million, $126 million and $26 million of revenue, respectively, in passenger revenues within the consolidated statements of operations, primarily related to expected and actual expiration of customer rights to book future travel. Estimated and actual expiration of customer rights to book future travel during the year ended December 31, 2020 was mainly due to the large amount of modifications of travel initiated by customers during late March through June 30, 2020 as a result of the COVID-19 pandemic.
Non-fare passenger revenues. Certain ancillary items such as service fees, baggage and seat selection deemed part of providing passenger transportation are recognized to non-fare passenger revenues in passenger revenues within the consolidated statements of operations. Service fees include, among other things, convenience fees, charges for nonrefundable ticket expiration, cancellation charges and service charges assessed for itinerary changes made prior to the date of departure. Such change fees are recognized at the time of departure of the newly scheduled travel. Beginning in March 2020, resulting from the reduction in demand from the COVID-19 pandemic, the Company waived cancellation and change fees for customers for most of 2020 and the first quarter of 2021.
Passenger Taxes and Fees. The Company is required to collect certain taxes and fees from customers on behalf of government agencies and airports and remit these back to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges, and foreign arrival and departure taxes. These taxes and fees are collected from customers at the time they purchase their tickets but are not included in passenger revenues at that time. The Company records a liability upon collection from the customer and reduces the liability when payments are remitted to the applicable governmental agency or airport.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Other Revenues
Other revenues primarily consists of services not directly related to providing transportation, such as the advertising, marketing and brand elements of the Frontier Miles affinity credit card program and commissions revenue from the third-party sale of items such as rental cars and hotels.
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
Mileage credits are also sold to participating companies, including credit card companies and other third parties. Sales to credit card companies include multiple promised goods and services, which the Company evaluates to determine whether they represent performance obligations. The Company determined these arrangements have three separate performance obligations: (i) mileage credits to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. Total arrangement consideration is allocated to each performance obligation on the basis of the deliverables relative standalone selling price. For mileage credits, the Company considers a number of entity-specific factors when developing the best estimate of the standalone selling price, including the number of mileage credits needed to redeem an award, average fare of comparable segments, breakage and restrictions. For licensing of brand and access to member lists, the Company considers both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace and industry, brand power, market royalty rates and size of customer base. For the advertising and marketing performance obligation, the Company considers market-specific factors and entity-specific factors, including the Company’s internal costs of providing services, volume of marketing efforts and overall advertising plan.
Consideration allocated based on the relative standalone selling price to both the brand licensing and access to member lists and advertising and marketing elements is recognized as other revenue in the Company’s consolidated statements of operations over time as mileage credits are delivered. The consideration allocated to the transportation portion of these mileage credit sales is deferred and recognized as a component of passenger revenue in the Company’s consolidated statements of operations at the time of travel for mileage credits redeemed. Mileage credits that the Company estimates are not likely to be redeemed are subject to breakage and are recognized as a portion of passenger revenues in the Company’s consolidated statements of operations in proportion to the pattern of rights exercised by customers. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years. Redemptions are allocated between sold and flown mileage credits based on historical patterns. As a result of the reduction in demand due to the COVID-19 pandemic, beginning in March 2020, the Company extended the expiration dates of mileage credits issued under its frequent flyer program.
During September 2020, the Company amended its credit card affinity agreement with its credit card partner Barclays. The amended and restated agreement, similar to the previous arrangement, provides for joint marketing, grants certain benefits to co-branded credit card holders, and allows Barclays to market using the Company’s customer database. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers. The amended and restated agreement extended the term from 2023 to 2029 and provided for an up-front non-refundable payment of $25 million to the Company, of which the unamortized portion is recorded within other current liabilities, other long-term liabilities, and long-term frequent flyer liability on the consolidated balance sheets. The non-refundable payment will be recognized as other revenue

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

in the Company’s consolidated statements of operations over the contact period as the Company performs its performance obligations under the amended agreement.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Passenger revenues:
Fare	$806	$548	$1,205
Non-fare passenger revenues:
Baggage	457	229	496
Service fees	521	303	488
Seat selection	170	84	187
Other	46	43	69
Total non-fare passenger revenue	1,194	659	1,240
Total passenger revenues	2,000	1,207	2,445
Other revenues	60	43	63
Total operating revenues	$2,060	$1,250	$2,508
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Domestic	$1,950	$1,201	$2,362
Latin America	110	49	146
Total operating revenues	$2,060	$1,250	$2,508
During the years ended December 31, 2021, 2020 and 2019, no revenue from any one foreign country represented greater than 5% of the Company’s total operating revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
4. Other Current Assets
Other current assets consist of the following (in millions):

	December 31,
	2021	2020
Prepaid expenses	$14	$24
Passenger and other taxes receivable	9	26
Income tax receivable	3	161
Other	14	15
Total other current assets	$40	$226

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment, Net
The components of property and equipment, net are as follows (in millions):

	December 31,
	2021	2020
Flight equipment	$212	$182
Ground and other equipment	104	101
Less: accumulated depreciation	(130)	(107)
Total property and equipment, net	$186	$176
During the years ended December 31, 2021, 2020 and 2019 the Company deferred $18 million, $9 million and $14 million of costs for heavy maintenance, respectively.
The Company’s deferred heavy maintenance balance, net was $20 million and $13 million as of December 31, 2021 and 2020, respectively, and is included as a part of flight equipment within property and equipment, net on the Company’s consolidated balance sheets.
6. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net (in millions):

		December 31,
		2021			2020
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Airport slots	Indefinite	$20	$—	$20	$20	$—	$20
Trademarks	Indefinite	6	—	6	6	—	6
		26	—	26	26	—	26
Finite-lived:
Affinity credit card program(1)	16 years	16	(13)	3	16	(13)	3
Total intangible assets, net		$42	$(13)	$29	$42	$(13)	$29
_____________
(1) During September of 2020, the Company extended the term of the underlying agreement for its affinity credit card program (refer to Note 9). As a result, the Company extended the amortization period for its respective intangible asset from 10 years to 16 years on a prospective basis.
Expected future amortization expense of the Company’s finite-lived intangible asset is less than $1 million per year from 2022 through 2029.
7. Financial Derivative Instruments and Risk Management
The Company is exposed to variability in jet fuel prices. Aircraft fuel is one of the Company’s largest operating expenses. Increases in jet fuel prices may adversely impact its financial performance, operating cash flow and financial position. As part of its risk management program, the Company may enter into derivative contracts in order to limit exposure to the fluctuations in jet fuel prices. There were no fuel hedges entered into during the year ended December 31, 2021. The types of instruments the Company utilized in its 2020 hedging program were call options and collar structures, which include both a purchased call option and sold put option. Although the use of collar

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

structures can reduce the overall cost of hedging, these instruments carry more risk than purchased call options alone in that these instruments may result in a net liability for the Company upon settlement.
Additionally, the Company may be exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the seven- or nine-year swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the year ended December 31, 2021, the Company did not enter into any swaps and therefore, paid no upfront premiums for options. During the year ended December 31, 2020, the Company paid $4 million in upfront premiums for the option to enter into and exercise cash settled swaps with a forward starting effective date. As of December 31, 2021, the Company had no interest rate hedges outstanding.
The Company formally designates and accounts for derivative instruments that meet established accounting criteria under ASC 815, Derivatives and Hedging, as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instruments is recorded in AOCI/L, a component of stockholders’ equity on the consolidated balance sheets. The Company recognizes the associated gains or losses deferred in AOCI/L, as well as the amounts that are paid or received in connection with the purchase or sale of fuel-related financial derivative instruments (i.e., premium costs of option contracts), as a component of aircraft fuel expense within the consolidated statements of operations in the period that the jet fuel subject to hedging is consumed. For interest rate derivatives, the Company recognizes the associated gains or losses deferred in AOCI/L, as well as amounts that are paid or received in connection with the purchase or sale of interest rate derivative instruments (i.e., premium costs of swaption contracts), as a component of aircraft rent expense within the consolidated statements of operations over the period of the related aircraft lease. The Company does not enter into derivative instruments for speculative purposes.
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
The assets and liabilities associated with the Company’s fuel and interest rate derivative instruments are presented on a gross basis and include upfront premiums paid. These assets and liabilities are recorded as a component of other current assets and other current liabilities, respectively, on the Company’s consolidated balance sheets and there were none as of December 31, 2021 and these assets and liabilities were less than $1 million as of December 31, 2020.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the effect of fuel and interest rate derivative instruments reflected in aircraft fuel and rent expense, respectively, within the consolidated statements of operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Derivatives designated as cash flow hedges
Losses on fuel derivative contracts	$—	$(26)	$(17)
Amortization of swaption cash flow hedges	$(1)	$(1)	$—

Derivatives not designated as cash flow hedges
Losses on fuel derivative contracts	$—	$(56)	$—
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the consolidated statements of comprehensive income (loss) (in millions):

	Year Ended December 31,
	2021	2020	2019
Derivatives designated as cash flow hedges
Fuel derivative contract gains (losses) – net of tax impact	$—	$(16)	$22
Fuel derivative losses reclassified to earnings due to de-designation – net of tax impact	—	11	—
Interest rate derivative contract losses – net of tax impact	—	(10)	(1)
Amortization of swaption cash flow hedges, net of tax	1	—	—
Total	$1	$(15)	$21
As of December 31, 2021, $10 million is included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the consolidated statements of operations over the aircraft lease term of the hedging instrument.
8. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	December 31,
	2021	2020
Salaries, wages and benefits	$89	$97
Passenger and other taxes and fees payable	84	41
Station obligations	64	33
Aircraft maintenance	36	22
Current portion of phantom equity units (Note 11)	26	—
Leased aircraft return costs	25	20
Fuel liabilities	23	6
Warrant liability (Note 2)	—	18
Other current liabilities	36	30
Total other current liabilities	$383	$267

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

9. Debt
The Company’s debt obligations are as follows (in millions):

	December 31,
	2021	2020
Secured debt:
Pre-delivery credit facility(1)	$174	$141
Treasury Loan(2)	150	150
Floating rate building note(3)	18	18
Unsecured debt:
PSP Promissory Notes(4)	66	33
Affinity card advance purchase of mileage credits(5)	15	15
Total debt	423	357
Less current maturities of long-term debt, net	(127)	(101)
Less long-term debt acquisition costs and other discounts	(9)	(9)
Long-term debt, net	$287	$247
__________________
(1)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A. in December 2014 (“PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320neo and A321neo aircraft deliveries through the term of the facility (see Note 14). In December 2020, the PDP Financing Facility was amended and restated to reduce the commitment of Citibank, N.A., as initial lender, to $150 million, remove the ability to draw further unsecured borrowings and to provide collateral for the borrowings not secured by aircraft outstanding as of that date. During May 2021, the Company amended the facility to increase the total available capacity to $200 million and expanded the number of financial institution participants as lenders. During December 2021, the facility was further amended and restated to extend the availability of the facility through December 2024 to include additional 2023 and 2024 aircraft deliveries.
Interest is paid every 90 days based on a three-month LIBOR plus a margin for each individual tranche. The PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence with the last scheduled delivery of aircraft contemplated in the PDP Financing Facility, as currently in effect, expected to be in the fourth quarter of 2024.
(2)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million. The Treasury Loan has a five-year term and includes an annual interest rate based on adjusted LIBOR plus 2.5%. The Company could not draw any further funds from its Treasury Loan facility after May 2021, as the right to draw any further funds lapsed, and the Company did not draw any further funds from its Treasury Loan facility during the year ended December 31, 2021. The loan can be prepaid at par at any time without incurring a penalty. The Treasury Loan is collateralized by the Company’s co-branded credit card arrangement and related assets. In conjunction with the Treasury Loan, the Company issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and are settled in cash or shares, at the election of the Company, upon notice from the Treasury. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s consolidated statements of operations over the term of the loan.
(3)Represents a note with a commercial bank related to the Company’s headquarters building. Under the terms of the agreement, the Company will repay the outstanding principal balance in quarterly payments beginning in January 2022 until the maturity date in December 2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month LIBOR plus a margin is payable monthly.
(4)On April 30, 2020, the Company executed the PSP Promissory Note with the Treasury as part of the original payroll support program from which the Company received a $33 million unsecured 10-year, low-interest loan. Subsequently, the Company entered into a second PSP agreement with the Treasury in January 2021 and a third PSP agreement with the Treasury in April 2021, from which the Company received an additional $18 million and $15 million, respectively, of proceeds with the same terms as the original PSP Promissory Note. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. The loans can be prepaid at par any time without incurring a penalty. In conjunction with the PSP Promissory Notes, the Company issued to the Treasury warrants to acquire the common stock of FGHI, which have a five-year term and are settled in cash or shares, at the election of the Company, upon notice from the Treasury. The initial fair value of these warrants upon issuance is treated as a loan discount, which reduces the carrying value of the loan, and is amortized utilizing the effective interest method as interest expense in the Company’s consolidated statements of operations over the term of the loan.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

(5)The Company entered into an agreement with Barclays in 2003 to provide for joint marketing, grant certain benefits to co-branded credit card holders (“Cardholders”), and allow Barclays to market using the Company’s customer database. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers. In addition, Barclays will pre-purchase miles if the Company meets certain conditions precedent. On September 15, 2020 the Company entered into a new agreement with Barclays to amend and extend the agreement to 2029. The pre-purchased miles facility amount is to be reset on January 15 of each calendar year through and including January 15, 2028 based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis, up to an aggregate maximum facility amount of $200 million. The facility amount cannot be extended above $15 million until full extinguishment of the Treasury Loan, which occurred in February 2022. The Company pays interest on a monthly basis, which is based on a one-month LIBOR plus a margin. Beginning March 31, 2028, the facility will be repaid in 12 equal monthly installments.
Cash payments for interest related to debt was $9 million, $7 million and $10 million for the years ended December 31, 2021, 2020 and 2019, respectively.
On February 2, 2022, the Company repaid the Treasury Loan which included the $150 million principal balance along with accrued interest of $1 million. The repayment terminated the loan agreement with the Treasury and unencumbered the Company’s co-branded credit card program and related brand assets that secured the loan.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by restricted cash and as of December 31, 2021, 2020 and 2019, the Company did not have any outstanding letters of credit that were drawn upon.
As of December 31, 2021, future maturities of debt are payable as follows (in millions):

December 31, 2021
2022	$127
2023	61
2024	4
2025	150
2026	—
Thereafter	81
Total debt principal payments	$423
10. Operating Leases
The Company leases property and equipment under operating leases. For leases with initial terms greater than 12 months, the related operating lease right-of-use asset and corresponding operating lease liability are recorded at the present value of lease payments over the term on the Company’s consolidated balance sheets. Some leases include rental escalation clauses, renewal options, termination options, and/or other items that cause variability that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts, except for certain flight training equipment, for which consideration is allocated between lease and non-lease components.
When available, the rate implicit in the lease is used to discount lease payments to present value; however, most leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate (“IBR”) to discount the lease payments based on information available at lease commencement. The IBR utilized by the Company is first determined using an unsecured recourse borrowing rate over a tenor that matches the period of lease payments for each individual lease and then is adjusted to arrive at a rate that is representative of a collateralized rate (secured rate). Given the Company does not have an established unsecured public credit rating, the Company utilizes current period and projected financial information to simulate an unsecured credit rating. The Company then determines its secured rate (IBR) using a combination of several valuation methods that take into account the lower amount of risk of collateralized borrowings along with observable implied credit ratings from its current outstanding secured debt obligations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Aircraft
As of December 31, 2021, the Company leased 110 aircraft with remaining terms ranging from three months to twelve years, all of which are under operating leases and are included within right-of-use asset and lease liabilities on the Company’s consolidated balance sheets. In addition, as of December 31, 2021, the Company leased 21 spare engines which are all under operating leases. As of December 31, 2021, the lease rates for seven of the engines depend on usage-based metrics which are variable and as such, these leases are not recorded on the Company’s consolidated balance sheets as a right-of-use asset and lease liability. As of December 31, 2021, the remaining terms for engines range from one month to twelve years.
During the years ended December 31, 2021, 2020 and 2019, the Company executed sale-leaseback transactions with third-party lessors for 13, 9, and 18 new Airbus A320 family aircraft, respectively. Additionally, the Company completed sale-leaseback transactions for two engines, one engine and two engines during the years ended December 31, 2021, 2020 and 2019, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $60 million, $48 million and $107 million during the years ended December 31, 2021, 2020 and 2019, respectively, which are included as a component of other operating expenses within the consolidated statements of operations.
In March 2020, the Company entered into two amendments with one lessor that were treated as one combined contract. One amendment extended the remaining lease terms on two aircraft from three to five years. The other amendment included the return of $17 million in previously unrecoverable maintenance reserves for two aircraft. The remaining unamortized amount is included within the Company’s right-of-use assets as a lessor incentive as of December 31, 2021 and December 31, 2020, as it was negotiated as a combined contract.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft that were previously owned by the Company. Of the four A319 aircraft originally slated to be returned in December 2021, two were returned during the second quarter of 2021 and two were returned during the third quarter of 2021, and the two A320ceo aircraft were returned as scheduled during the fourth quarter of 2021. The early returns of these aircraft retired the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $10 million charge included as a component of rent expense within the consolidated statements of operations for the year ended December 31, 2021 related to the accelerated rent and lease return obligations of the A319 aircraft returned early.
Aircraft Rent Expense and Maintenance Obligations
During the years ended December 31, 2021, 2020 and 2019, aircraft rent expense was $530 million, $396 million and $368 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit), which includes payments for maintenance-related reserves that were deemed non-recoverable and any impact from changes in estimate, was $(3) million, $2 million and $6 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $61 million, $25 million and $5 million, for years ended December 31, 2021, 2020 and 2019, respectively.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of December 31, 2021 and December 31, 2020, the Company had aircraft maintenance deposits that are expected to be recoverable of $108 million and $82 million, respectively, on the Company’s consolidated balance sheets of which $10 million and less than $1 million, respectively, are included in accounts receivable, net on the consolidated balance sheet as the eligible maintenance has been performed. The remaining $98

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

million and $82 million are included within aircraft maintenance deposits on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of December 31, 2021, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be approximately $3 million per year for the years 2022 through 2026 and $9 million thereafter before consideration of reimbursements.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 120 airports that are served and are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2021, the remaining lease terms vary from one month to eleven years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the consolidated balance sheets as a right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to seven years as of December 31, 2021.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the consolidated statements of operations. These deferrals changed operating cash flows and unfavorably impacted the Company’s results of operations by $22 million, net, for the year ended December 31, 2021, which was made up of a $31 million unfavorable impact to aircraft rent within the consolidated statements of operations and a $9 million favorable impact to station operations within the consolidated statements of operations resulting from additional deferrals granted for the year ended December 31, 2021. Expenses for these deferrals will be recognized throughout future years as such amounts are paid. The impact of the deferrals on the comparable prior year period was a favorable $33 million to operating cash flows for the year ended December 31, 2020, which included a $31 million

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

favorable impact to aircraft rent and a $2 million favorable impact to station operations within the consolidated statements of operations for the year ended December 31, 2020.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheets as of December 31, 2021 and 2020 (in millions):

		December 31
	Classification on the Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$2,426	$2,250
Liabilities
Current
Operating	Current maturities of operating leases	$444	$416
Long-term operating leases
Operating	Long-term operating leases	1,991	1,848
Total lease liabilities		$2,435	$2,264
Weighted-average remaining lease term
Operating leases		7 years	7 years
Weighted-average discount rate
Operating leases(1)		5.08%	5.15%
______________
(1)    Upon adoption of ASU 2016-02, discount rates used for existing leases were established as of January 1, 2019.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the years ended December 31, 2021, 2020 and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost(1)	$454	$337	$363
Variable lease cost(1)	284	220	186
Total lease costs	$738	$557	$549
______________
(1)    Expenses are included within aircraft rent, station operations, maintenance materials and repairs and other operating within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows as of December 31, 2021 (in millions) for each of the next five years and total of the remaining years to the operating lease liability recorded on the consolidated balance sheet.

December 31, 2021
Operating Leases
Year 1	$456
Year 2	435
Year 3	419
Year 4	396
Year 5	332
Thereafter	915
Total undiscounted minimum lease rentals	2,953
Less: amount of lease payments representing interest	(518)
Present value of future minimum lease rentals	2,435
Less: current obligations under leases	(444)
Long-term lease obligations	$1,991
During the years ended December 31, 2021 and 2020, the Company acquired, through new operating leases, operating lease assets totaling $500 million and $274 million, respectively, which are included in operating lease right-of-use assets on the consolidated balance sheets. During the years ended December 31, 2021, 2020 and 2019, the Company paid cash of $461 million, $340 million and $374 million, respectively, for amounts included in the measurement of lease liabilities.
11. Stock-Based Compensation and Stockholders’ Equity
During the years ended December 31, 2021, 2020 and 2019, the Company recognized $11 million, $8 million and $8 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the consolidated statements of operations. A summary of the Company’s stock-based compensation expense is presented below (in millions):

	Year Ended December 31,
	2021	2020	2019
Liability-classified awards	$—	$—	$5
Stock options and restricted awards	11	8	3
Total stock-based compensation expense	$11	$8	$8
Stock Options and Restricted Awards
In April 2014, FGHI approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock are reserved for issuance. Concurrently with the Company’s IPO on April 1, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock, as well as the 11 million issued awards from the 2014 Plan that were still outstanding plus any subsequently forfeited awards or awards that lapse unexercised after April 1, 2021, to be available for future issuances of stock-based compensation awards to be granted to members of the Board of Directors and certain employees and consultants. Additionally, shares available for issuance under the 2021 Plan

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

will be subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s Board of Directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options.
Stock Options
Stock option awards are granted with an exercise price equal to the fair market value of FGHI’s common stock on the date of grant, and generally vest evenly over four years of continuous service. Compensation expense related to stock options is recognized on a straight-line basis over the requisite service period, net of forfeitures, which are recognized on a specific-identification basis.
A summary of stock option activity during the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Grant Date Fair Value (in millions)
Outstanding at December 31, 2020	9,879,240	$1.93	$10
Issued	—	—	—
Exercised	(2,202,895)	$1.62	(2)
Forfeited	(24,938)	$11.15	—
Outstanding at December 31, 2021	7,651,407	$1.99	$8
Exercisable at December 31, 2021	7,480,088	$1.79	$7
There were no options granted during the years ended December 31, 2021 and 2020, and during the year ended December 31, 2019, there were 454,100 shares granted at a weighted average grant date fair value of $4.46. During the year ended December 31, 2021, 2,202,895 vested stock options were exercised with an intrinsic value of $32 million; while there were no exercises during the year ended December 31, 2020 and 2019, respectively. As of December 31, 2021, the aggregate intrinsic value of outstanding options was $89 million.
As of December 31, 2021, there was $1 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.1 years. Additionally, as of December 31, 2021, exercisable options and outstanding options have a remaining contractual term of 3.1 years and 3.2 years, respectively.
Restricted Awards
Restricted stock awards and restricted stock units in FGHI (collectively, “Restricted Awards”) are valued at the fair value of FGHI’s common stock on the date of grant. Restricted stock awards generally vest on the one-year anniversary from the date of issuance based upon time-based service conditions. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Vesting of restricted stock units is based on time-based service conditions, generally over three to four years of continuous service. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Generally, within 30 days after vesting, the shares underlying the restricted stock unit award will be issued to the participant. If a successor corporation in a change of control event fails to assume or substitute for the Restricted Awards under the 2021 Plan, such awards will automatically vest in full as of immediately prior to the consummation of such a change in control. All Restricted Awards outstanding under the 2014 Plan will automatically vest in full as of immediately prior to the consummation of a change in control. Compensation expense, net of forfeitures as incurred on a specific identification basis, is recognized on a straight-line basis over the requisite service period.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

A summary of Restricted Award activity during the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,020,650	$10.54
Issued	899,800	$14.70
Vested	(543,879)	$10.23
Forfeited	(205,542)	$10.62
Repurchased(1)	(200,735)	$11.00
Outstanding at December 31, 2021	1,970,294	$12.47
__________________
(1) Represents withholdings to cover tax obligations on vested shares when applicable

For the years ended December 31, 2020 and 2019, 1,869,372 and 261,326 of restricted stock units were issued with a weighted average grant date fair value of $10.39 and $12.71 per share, respectively. Additionally, 151,430 and 84,892 of restricted stock units vested with a weighted average grant date fair value of $12.22 and $11.85 per share, for the years ended December 31, 2020 and 2019, respectively. In connection with vesting, the Company withheld 39,064 and 17,936, restricted stock units with a weighted average grant date fair value of $11.82 and $11.52, per share to cover employee taxes upon award vesting for the years ended December 31, 2020 and 2019, respectively. The total fair value of restricted stock units vested was $11 million, $2 million, and $1 million, during the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, there was $16 million of unrecognized compensation cost related to unvested Restricted Awards which is expected to be recognized over a weighted average period of 1.9 years.
Liability-Classified Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed by Frontier in June 2011, (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2019, the final associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million is to be paid in March 2022 and, as such, is presented within other long-term liabilities and other current liabilities on the Company’s consolidated balance sheets as of December 31, 2020 and December 31, 2021, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

12. Employee Retirement Plans
The Company recorded $46 million, $37 million and $32 million in expense related to matching contributions to employee retirement plans for the years ended December 31, 2021, 2020 and 2019, respectively. This is recorded as a component of salaries, wages and benefits in the Company’s consolidated statements of operations.
Frontier 401(k) Plan
The Company sponsors The Frontier Airlines, Inc. 401(k) Retirement Plan (the “Frontier 401(k) Plan”) under Section 401(k) of the Internal Revenue Code. Under this plan, the Company matches 50% of each participant’s contribution up to 2% of each eligible maintenance employees’ compensation and up to 6% of all other employees, including flight attendants, whose contributions previously followed this structure, however, effective April 2019, flight attendants are matched at 100% up to 6% of each eligible employees’ compensation. This plan excludes pilots, who are covered under a separate plan discussed below. Contributions for employees begin after one year of employment and vest 25% per year over four years. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. Assets were transferred into The Frontier Airlines, Inc. 401(k) Retirement Plan from the Republic 401(k) plan shortly after the purchase of the Company in 2013. The plan is subject to the annual IRS elective deferral limit of $19,500 for 2021 and 2020 and $19,000 for 2019.
FAPA Plan
The Company also established the Frontier Airlines, Inc. Pilots Retirement Plan (the “FAPA Plan”), a defined contribution retirement plan for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots Association (“FAPA”). Effective September 1, 2016, pilots are no longer represented by FAPA and are represented by the Air Line Pilots Association (“ALPA”), however the FAPA Plan remained in effect under the collective bargaining agreement with ALPA. Under this plan, the Company immediately matched 50% of each participant’s contribution up to 10% of each eligible and active participant’s compensation. Contributions vested 25% per year over four years. Additionally, the Company made nonelective contributions based on the longevity of service, ranging from 0% of eligible compensation for less than three years of service, and up to 6% of eligible compensation for seven years or more of service. Nonelective contributions vest immediately.
Under the new collective bargaining agreement with the pilots effective as of January 2019 for a five year period, the Company match no longer occurs, and instead, the Company makes nonelective contributions on behalf of each eligible Pilot equal to a percentage of the Pilot’s compensation, ranging from 12% to 15% over the term of the collective bargaining agreement (see Note 14). The nonelective contributions are subject to vesting based on years of service. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. The plan is subject to the annual IRS elective deferral limit of $19,500 for 2021 and 2020 and $19,000 for 2019.
13. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	December 31,
	2021	2020
Deferred revenue	$21	$23
Phantom equity interest (Note 11)	—	26
Deferred tax liability	—	9
Other	39	38
Total other long-term liabilities	$60	$96

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies
Flight Equipment Commitments
As of December 31, 2021, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
2022	9	5	14	5
2023	—	21	21	2
2024	—	24	24	2
2025	17	13	30	3
2026	19	22	41	3
Thereafter	31	73	104	6
Total	76	158	234	21
During December 2017, the Company entered into an amendment to the previously existing master purchase agreement with Airbus. Pursuant to this amendment and subsequent amendments, the Company has a commitment to purchase an incremental 67 A320neo and 67 A321neo aircraft (“incremental aircraft”) which were originally scheduled to be delivered through 2026, and further extended through 2028. In November 2021, the Company entered into an amendment with Airbus to add an additional 91 A321neo aircraft to the committed purchase agreement (“supplemental aircraft”). The order of these 91 Airbus A321neo aircraft are expected to be delivered starting in 2023 and continuing through 2029, and are reflected in the table above. The Company, at its option, has the right to convert 18 A320neo aircraft to A321XLR aircraft. The conversion right is available until December 31, 2022 and is not reflected in the table above as this option has not been exercised. The Company’s agreements with Airbus provide for, among other things, varying purchase incentives, which have been allocated proportionally and are accounted for as an offsetting reduction to the cost of the backlog aircraft and increase to the cost of the incremental aircraft. As a result, cash paid for backlog aircraft will be more than the associated capitalized cost of the aircraft and results in the recognition of a deferred purchase incentive within other assets on the consolidated balance sheets, which will ultimately be offset by the lower cash payments in connection with the purchase of the incremental aircraft.
As of December 31, 2021, purchase commitments for the Company’s firm aircraft and engine orders, including estimated amounts for contractual price escalations and PDPs, were approximately $784 million in 2022, $1,215 million in 2023, $1,450 million in 2024, $1,754 million in 2025, $2,345 million in 2026, and $6,218 million thereafter.
During July 2021, the Company signed a letter of intent with two of its leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. As of December 31, 2021, the Company has entered into a signed direct lease agreement for seven of the additional aircraft, while the remaining three are covered under a non-binding letter of intent. None of these ten aircraft that will be acquired through direct leases are reflected in the table above given these are not committed purchase agreements.
Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on the Company’s refund practices

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

on Frontier initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. The Company is fully cooperating with the DOT request and the review of this matter is still in process.
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company regularly evaluates the status of such matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each matter to assess if there is at least a reasonable possibility that a loss or additional losses may have been incurred and whether an estimate of possible loss or range of loss can be made. The Company believes the ultimate outcome of such lawsuits, proceedings, and reviews will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position, liquidity, or results of operations and that the Company’s current accruals cover matters where loss is deemed probable and can be reasonably estimated.
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
Employees
The Company has seven union-represented employee groups that together represent approximately 88% of all employees at December 31, 2021. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of December 31, 2021:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	December 31, 2021
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	52%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	March 2024	2%
Aircraft Appearance	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(1)	1%
Material Specialists	IBT	March 2022	<1%
Maintenance Control	IBT	October 2023	<1%
__________________
(1)In December 2021, the Company’s collective bargaining agreements with its dispatchers, represented by TWU, became amendable. Negotiations are set to begin in March 2022.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5 million and $4 million for health care claims estimated to be incurred but not yet paid as of December 31, 2021 and December 31, 2020, respectively, which is included as a component of other current liabilities on the consolidated balance sheets.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
15. Stockholders’ Equity
As of December 31, 2021, the Company has authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. As of December 31, 2020, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 456,000,000, 76,000,000 and 1,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
The Company had 217,065,096 and 199,438,098 shares of common stock outstanding as of December 31, 2021 and 2020, respectively. All of the Company’s issued and outstanding shares of common stock are duly authorized, validly issued, fully paid and nonassessable. Each holder of the Company’s common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Holders of the Company’s common stock have no preemptive, subscription or other rights, and no redemption or sinking fund provisions applicable to the Company’s common stock exist.
During the years ended December 31, 2021 and 2020, no dividends were declared and the Company paid less than $1 million in distributions to those with other participating rights. During the year ended December 31, 2019, the Company declared a dividend of $0.76 per share (representing an aggregate obligation of $166 million), which included approximately $7 million of dividend equivalent rights relating to the phantom equity units. As of December 31, 2019, $159 million of the aggregate obligation was distributed to common stockholders and those with other participating rights (including those with vested share-based awards and phantom equity units awarded to the Participating Pilots). As of December 31, 2019, $27 million was payable to those with dividend equivalent rights relating to the phantom equity units along with those with other participating rights, which was included on the Company’s consolidated balance sheets. As of December 31, 2021 and 2020, less than $1 million was payable to those with other participating rights, which was included in other current liabilities on the Company’s consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

16. Net Earnings (Loss) per Share
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

	Year Ended December 31,
	2021	2020	2019
Basic:
Net income (loss)	$(102)	$(225)	$251
Less: net income attributable to participating rights	—	—	(14)
Net income (loss) attributable to common stockholders	$(102)	$(225)	$237
Weighted average common shares outstanding, basic	211,436,542	199,260,410	199,141,090
Net earnings (loss) per share, basic	$(0.48)	$(1.13)	$1.19
Diluted:
Net income (loss)	$(102)	$(225)	$251
Less: net income attributable to participating rights	—	—	(14)
Net income (loss) attributable to common stockholders	$(102)	$(225)	$237
Weighted average common shares outstanding, basic	211,436,542	199,260,410	199,141,090
Effect of dilutive potential common shares	—	—	452,010
Weighted average common shares outstanding, diluted	211,436,542	199,260,410	199,593,100
Net earnings (loss) per share, diluted	$(0.48)	$(1.13)	$1.19
Due to the net loss for the years ended December 31, 2021 and 2020, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive. Approximately 233,700 shares were excluded from the computation of diluted shares for the year ended December 31, 2019 as their impact would have been anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

17. Income Taxes
The components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(10)	$(134)	$19
State and local	—	1	3
Current income tax expense (benefit)	(10)	(133)	22
Deferred:
Federal	(32)	(5)	49
State and local	(1)	(9)	4
Foreign	1	—	(1)
Deferred income tax expense (benefit)	(32)	(14)	52
Total income tax expense (benefit)	$(42)	$(147)	$74
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Reserves for uncertain tax positions, net	6.2%	(0.2)%	0.1%
Stock-based compensation	5.2%	—%	(0.2)%
State taxes, net of federal benefit	1.6%	2.1%	1.8%
Nondeductible warrants	(3.5)%	(0.5)%	—%
Impact of CARES Act	—%	16.9%	—%
Other	(1.3)%	0.2%	0.1%
Effective income tax rate	29.2%	39.5%	22.8%
The effective tax rate for the year ended December 31, 2021 is higher than the statutory rate primarily due to the release of the reserves related to uncertain tax positions for which the statute of limitations has expired, excess tax benefits associated with the Company’s stock-based compensation arrangements and a return to provision adjustment related to the Company’s foreign net operating loss carryforward; these are partially offset by the recognition of a valuation allowance against certain foreign and state net operating loss carryforwards and non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of the Company’s participation in the PSP, PSP2, PSP3, and the Treasury Loan.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits a net operating loss (“NOL”) generated in 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, the Company’s taxable losses for 2020 were fully absorbed in the 2015 and 2016 tax years (pre-Tax Cuts and Jobs Act) in which a federal 35% tax rate applies, resulting in a permanent benefit of the 14% rate differential which was favorability impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described in Note 11.
The Company had net tax payments/(refunds) of $(158) million, $9 million and $56 million for the years ended December 31, 2021, 2020 and 2019, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The following table shows the components of the Company’s deferred tax assets and liabilities (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Operating lease liability	$551	$514
Net operating losses	47	9
Nondeductible accruals	32	25
Deferred revenue	12	12
Income tax credits	2	—
Valuation allowance	(8)	—
Other	10	11
Deferred tax assets	$646	$571
Deferred tax liabilities:
Right of use asset	$(545)	$(507)
Property and equipment	(36)	(34)
Maintenance deposits	(22)	(19)
Intangibles	(6)	(7)
Leasehold interests	—	(6)
Other	(12)	(7)
Deferred tax liabilities	(621)	(580)
Net deferred tax assets (liabilities)	$25	$(9)
As of December 31, 2021, the Company’s net deferred tax asset balance was $25 million, including $47 million of deferred tax assets related net operating loss carry forwards which are made up of a $30 million of federal net operating losses, which do not expire, $10 million of state net operating losses, which expire from two years to having no expiration, and $7 million of foreign net operating losses, which expire in nine years. The Company recognizes a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
The Company considers all available positive and negative evidence in determining the need for a valuation allowance. The Company updated this assessment as of December 31, 2021, noting that in part as a result of the significant impacts from the COVID-19 pandemic, the Company was in a cumulative three-year loss position. Prior to the pandemic, the Company has a consistent history of generating significant earnings and resulting taxable income and has typically utilized significant deferred tax assets such as net operating losses prior to expiration. The main sources of taxable income that supported realization of the Company’s deferred tax assets were from the projected reversal of existing temporary differences and the Company’s projected future taxable income. The Company expects to generate significant positive earnings in the near term as the recovery from the pandemic is expected to continue which would support the realization of substantially all of the Company’s federal and state deferred tax assets. As a result of the assessment as of December 31, 2021, the Company recorded a valuation allowance related to its foreign deferred tax assets of $7 million, which was fully offset by a corresponding reversal

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

of a U.S. federal deferred tax liability, and state deferred tax assets of $1 million as these are more likely than not to not be realized given the short expiry periods in foreign and certain state jurisdictions.
The following table shows the components of the Company’s unrecognized tax benefits related to uncertain tax positions (in millions):

	2021	2020	2019
Unrecognized tax benefits at January 1	$10	$9	$9
Increase for tax positions taken during prior period	—	—	—
Decrease for tax positions taken during prior period	(9)	—	—
Increase for tax positions taken during current period	—	1	—
Unrecognized tax benefits at December 31	$1	$10	$9
In December of 2021 the Company received its federal tax refund related to the Company carrying back its 2020 losses to previous year’s tax returns that included certain unrecognized tax positions. Upon receipt of the 2020 tax year refund, the previous year’s tax returns effectively are considered closed and, as the statute of limitations reverted back at that time to its original expiry, the Company released any reserve related to tax periods where the statute of limitations would have lapsed.
It is reasonably possible that the amount of unrecognized tax benefit could change significantly within the next 12 months pending the outcome of any cases currently in litigation, which could reduce income tax expense by $1 million. A lapse in the statute of limitations could also reduce income tax expense by less than $1 million within the next 12 months. The total amount of unrecognized benefit, if recognized, would reduce income tax expense by $1 million. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes, and any associated penalties in other operating expenses. The amounts recorded in the Company’s consolidated financial statements related to interest and penalties is less than $1 million for the year ended December 31, 2021.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates yearly. The 2014 tax year audit by the Internal Revenue Service (“IRS”) closed in 2017 with no material changes. The Company's federal income tax returns for tax years 2018 and forward remain open. Additionally, various tax years remain open to examination by state and local taxing jurisdictions.
18. Fair Value Measurements
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of liquid money market funds, time deposits and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value.
Warrants
The estimated fair value of the warrants issued in conjunction with the loans from the CARES Act, described in Note 2, was previously determined to be Level 3 measurement as of December 31, 2020. As a result of the Company’s IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and thus, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the consolidated balance sheet. Subsequent warrants issued after the IPO date were recorded at fair value as a reduction to the related debt they were issued with and recorded to additional paid-in capital on the consolidated balance sheet. As the warrants issued under the CARES Act will no longer be subject to recurring fair value measurements, they have been excluded from the table below as of December 31, 2021.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$174	$175	$141	$139
Treasury Loan	150	156	150	148
Floating rate building note	18	19	18	18
Unsecured debt:
PSP Promissory Note	66	58	33	25
Affinity card advance purchase of mileage credits	15	14	15	11
Total debt	$423	$422	$357	$341

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements (in millions):

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$918	$918	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$378	$378	$—	$—
Warrants	$18	$—	$—	$18
The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2021 and 2020, other than the warrants discussed above.
19. Related Parties
Management Services
The Company is assessed a quarterly fee to Indigo Partners, LLC (“Indigo Partners”) for management services, plus expense reimbursements and the annual fees of each member of the Company’s board of directors that is affiliated with Indigo Partners. Indigo Partners manages an investment fund that is the controlling stockholder in FGHI. The expenses related to Indigo Partners’ management fees, expense reimbursements and director compensation were $2 million for the years ended December 31, 2021, 2020 and 2019, which is included in other operating expenses within the Company’s consolidated statement of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as Volaris) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris. As of December 31, 2021, Indigo Partners holds approximately 18% of the total outstanding common stock shares of Volaris.
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
20. Subsequent Events
On February 2, 2022, the Company repaid the Treasury Loan which included the $150 million principal balance along with accrued interest of $1 million. The repayment terminated the loan agreement with the Treasury and unencumbered the Company’s co-branded credit card program and related brand assets that secured the loan. Certain limitations, including restrictions on stock repurchases and the payment of dividends, will continue to apply for one year after repayment. See Note 2 for more information.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

On February 5, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp., a direct wholly owned subsidiary of the Company (“Merger Sub”) and Spirit Airlines, Inc. (“Spirit”). The Merger Agreement provides that, among other things, the Merger Sub will be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly owned subsidiary of the Company.
The closing of the Merger is subject to the satisfaction of customary conditions, including, but not limited to: (1) the adoption of the Merger Agreement by Spirit’s stockholders; (2) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals including the receipt of all consents, registrations, notices, waivers, exemptions, approvals, confirmations, clearances, permits, certificates, orders, and authorizations of the U.S. Federal Aviation Administration (“FAA”), the DOT, or the Federal Communications Commission (“FCC”); (3) the absence of any law or order prohibiting the consummation of the transactions; (4) the effectiveness of a registration statement on Form S-4 filed by Frontier registering shares of Frontier common stock to be issued in the Merger; (5) the authorization and approval for listing on NASDAQ of the Company’s shares to be issued to holders of Spirit’s common stock in the Merger; (6) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; and (7) compliance by the parties with their respective covenants in the Merger Agreement in all material respects.
Subsequent to the closing of the Merger and at the effective time of the Merger, each share of common stock of Spirit, par value $0.0001 per share, issued and outstanding (other than shares owned by the Company, Spirit, or their respective subsidiaries immediately prior to the effective time) will be converted into the right to receive 1.9126 shares of common stock, par value $0.001 per share, of the Company and $2.13 per share in cash, without interest.
The Merger Agreement also specifies termination rights for both Spirit and the Company including, without limitation, a right for either party to terminate the Merger if it is not consummated on or before February 5, 2023, subject to certain extensions if needed to obtain regulatory approvals. If the Merger Agreement were to be terminated in specified circumstances, Spirit would be required to pay the Company a termination fee of $94.2 million.
The Company currently expects the Merger to occur in second half of 2022, although there can be no assurance regarding timing of completion of regulatory processes. The Merger Agreement also includes a methodology by which certain expenses will be borne by each company. During the year ended December 31, 2021, the Company did not incur any transaction or integration planning costs related to the planned Merger.
The Company evaluated subsequent events and transactions through the date the consolidated financial statements were issued, and other than what has been noted above, no subsequent events requiring disclosure were identified.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements
Our consolidated financial Statements are listed in the “Index to Consolidated Financial Statements and    Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.
(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number
2.1	Agreement and Plan of Merger, dated as of February 5, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	001-40304	2/7/2022	2.1

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.2

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

4.2	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.3	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	001-40304	4/6/2021	4.1

4.4†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.35

4.5	Form of PSP Warrant (incorporated by reference to Annex B of Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.36

4.6	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.38

4.7	Form of Warrant (incorporated by reference to Annex B of Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.39

4.8	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.43

4.9	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.44

4.10	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	001-40204	5/13/2021	4.5

4.11	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021).	10-Q	001-40204	5/13/2021	4.6

10.1	Airport Use and Lease Agreement, dated as of February 1, 2021, by and between Frontier Airlines, Inc. and the City and County of Denver.	S-1	333-254004	3/8/2021	10.1

10.2(a)#	2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(b)

10.2(c)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement for Non-Employee Directors.	S-1	333-254004	3/8/2021	10.2(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and RSU Award Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(d)

10.3(a)#	2021 Incentive Award Plan.	S-1/A	333-254004	3/23/2021	10.3(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(d)

10.4#	Form of Indemnification Agreement for directors and officers.	S-1	333-254004	3/8/2021	10.4

10.5#	Form of Bonus Letter	8-K	001-40204	6/21/2021	10.1

10.6#	Employment Agreement, dated as of March 15, 2016, by and between Frontier Airlines, Inc. and Barry L. Biffle.	S-1	333-254004	3/8/2021	10.5

10.7#	Amended and Restated Employment Agreement, dated as of April 13, 2017, by and between Frontier Airlines, Inc. and James G. Dempsey.	S-1	333-254004	3/8/2021	10.6

10.8#	Employment Agreement, dated as of June 1, 2017, by and between Frontier Airlines, Inc. and Jake F. Filene.	S-1	333-254004	3/8/2021	10.7

10.9#	Employment Letter, dated as of June 30, 2014, by and between Frontier Airlines, Inc. and Howard M. Diamond.	S-1	333-254004	3/8/2021	10.8

10.10(a)#	Employment Agreement, dated as of June 25, 2012, by and between Frontier Airlines, Inc. and Daniel M. Shurz.	S-1	333-254004	3/8/2021	10.10(a)

10.10(b)#	Amendment to Employment Agreement, dated as of September 13, 2013, by and between Frontier Airlines, Inc. and Daniel M. Shurz.	S-1	333-254004	3/8/2021	10.10(b)

10.11#	Employment Letter, dated as of February 13, 2019, by and between Frontier Airlines, Inc. and Trevor J. Stedke.	S-1	333-254004	3/8/2021	10.11

10.12#	Employment Letter, dated as of March 2, 2021, by and between Frontier Airlines, Inc. and Craig R. Maccubbin.	S-1/A	333-254004	3/23/2021	10.47

10.13#	Non-Employee Director Compensation Program.	S-1/A	333-254004	3/19/2021	10.12

10.14(a)#	Amended and Restated Phantom Equity Investment Agreement, dated as of December 3, 2013, by and among Frontier Airlines, Inc., Falcon Acquisition Group, Inc. and FAPAInvest, LLC.	S-1	333-254004	3/8/2021	10.13(a)

10.14(b)#	Amendment to Amended and Restated Phantom Equity Investment Agreement, dated as of December 20, 2016, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and FAPAInvest, LLC.	S-1	333-254004	3/8/2021	10.13(b)

10.14(c)#	Second Amendment to Amended and Restated Phantom Equity Investment Agreement, dated as of December 27, 2019, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and FAPAInvest, LLC.	S-1	333-254004	3/8/2021	10.13(c)

10.15#	Professional Services Agreement, dated December 3, 2013, by and among Indigo Partners LLC, Frontier Airlines Holdings, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.14

10.16#	Subscription Agreement, dated as of December 3, 2013, by and between Falcon Acquisition Group, Inc. and Indigo Frontier Holdings Company, LLC.	S-1	333-254004	3/8/2021	10.15

10.17(a)†	Airbus A320 Family Aircraft Purchase Agreement, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(a)

10.17(b)†	Amended and Restated Letter Agreement No. 1, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(b)

10.17(c)†	Third Amended and Restated Letter Agreement No. 2, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.17(d)†	Second Amended and Restated Letter Agreement No. 3, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(d)

10.17(e)†	Amended and Restated Letter Agreement No. 4, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(e)

10.17(f)†	Letter Agreement No. 5, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(f)

10.17(g)†	Letter Agreement No. 6A, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(g)

10.17(h)†	Letter Agreement No. 6B, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(h)

10.17(i)†	Letter Agreement No. 6D, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(i)

10.17(j)†	Letter Agreement No. 6D-1, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(j)

10.17(k)†	Letter Agreement No. 6D-2, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(k)

10.17(l)†	Letter Agreement No. 6D-3, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(l)

10.17(m)†	Amended and Restated Letter Agreement No. 7, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(m)

10.17(n)†	Letter Agreement No. 8, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(n)

10.17(o)†	Letter Agreement No. 9, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(o)

10.17(p)†	Amended and Restated Letter Agreement No. 10, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(p)

10.17(q)†	Letter Agreement No. 11, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.17(r)†	Amendment No. 1 to Airbus A320 Family Aircraft Purchase Agreement, dated as of January 10, 2013, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(q)

10.17(s)†	Amendment No. 2 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 3, 2013, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(r)

10.17(t)†	Amendment No. 3 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(s)

10.17(u)†	Amendment No. 4 to Airbus A320 Family Aircraft Purchase Agreement, dated as of August 7, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(t)

10.17(v)†	Amendment No. 5 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(u)

10.17(w)†	Amendment No. 6 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 1, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(v)

10.17(x)†	Amendment No. 7 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(w)

10.17(y)†	Amendment No. 8 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 16, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(x)

10.17(z)†	Amendment No. 9 to Airbus A320 Family Aircraft Purchase Agreement, dated as of May 4, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(y)

10.17(aa)†	Amendment No. 10 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 2, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(z)

10.17(bb)†	Amendment No. 11 to Airbus A320 Family Aircraft Purchase Agreement, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.17(cc)†	Letter Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(aa)

10.18(a)†	Airbus A321 Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(a)

10.18(b)†	Letter Agreement No. 5, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(b)

10.18(c)†	Letter Agreement No. 6A, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(c)

10.18(d)†	Letter Agreement No. 6B, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(d)

10.18(e)†	Letter Agreement No. 8, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(e)

10.18(f)†	Letter Agreement No. 9, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(f)

10.19†	Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 15, 2020, by and between Frontier Airlines, Inc. and Barclays Bank Delaware, formerly known as Juniper Bank.	S-1/A	333-254004	3/18/2021	10.18

10.20(a)†	General Terms Agreement No. 6-13616, dated as of June 30, 2000, by and between Frontier Airlines, Inc., CFM International, Inc. and Societe Nationale D’Etude et de Construction de Monteurs d’Aviation.	S-1	333-254004	3/8/2021	10.19(a)

10.20(b)†	Letter Agreement No. 1, dated as of June 30, 2000, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(b)

10.20(c)†	Letter Agreement No. 2, dated as of November 20, 2002, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(c)

10.20(d)†	Letter Agreement No. 3, dated as of August 1, 2003, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(d)

10.20(e)†	Letter Agreement No. 4, dated as of March 26, 2004, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(e)

10.20(f)†	Letter Agreement No. 5, dated as of April 11, 2006, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(f)

10.20(g)	Amendment No. 1 to GTA 6-13616, dated as of June 6, 2009, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(g)

10.20(h)†	Letter Agreement No. 7, dated as of October 25, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(h)

10.20(i)†	Letter Agreement No. 8, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(i)

10.20(j)†	Letter Agreement No. 9, dated as of August 3, 2015, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(j)

10.21(a)†	General Terms Agreement No. CFM-1 1-2576101711, dated as of October 17, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(a)

10.21(b)†	Letter Agreement No. 1 to General Terms Agreement No. CFM-1 1-2576101711, dated as of October 26, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(b)

10.21(c)†	Amendment No. 1 to Letter Agreement No. 1, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(c)

10.22†	Purchase Terms Agreement (Material-Single Event), dated as of November 5, 2014, by and between Frontier Airlines, Inc. and Lufthansa Technik AG.	S-1	333-254004	3/8/2021	10.21

10.23(a)†	Navitaire Hosted Services Agreement, dated as of June 20, 2014, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(a)

10.23(b)†	Amendment No. 1 to Navitaire Hosted Services Agreement, dated as of March 1, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(b)

10.23(c)†	Amendment No. 2 to Navitaire Hosted Services Agreement, dated as of April 10, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(c)

10.23(d)†	Amendment No. 3 to Navitaire Hosted Services Agreement, dated as of January 1, 2016, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(d)

10.24†	Seventh Amended and Restated Credit Agreement, dated as of December 28, 2021, by and among Vertical Horizons, Ltd., Citibank, N.A., Bank of Utah and each lender identified on Schedule I thereto.					X

10.25(a)	Guarantee, dated as of December 23, 2014, by Frontier Airlines Holdings, Inc. for the benefit of Airbus S.A.S.	S-1	333-254004	3/8/2021	10.24(a)

10.25(b)	Guarantee, dated as of December 23, 2014, by Frontier Airlines, Inc. for the benefit of Airbus S.A.S.	S-1	333-254004	3/8/2021	10.24(b)

10.26	Seventh Amended and Restated Guarantee, dated as of December 28, 2021, by Frontier Airlines, Inc. in favor of Bank of Utah.					X

10.27	Seventh Amended and Restated Guarantee, dated as of December 28, 2021, by Frontier Airlines Holdings, Inc. in favor of Bank of Utah.					X

10.28†	Guarantee, dated as of December 28, 2021, by Frontier Group Holdings, Inc. in favor of Bank of Utah.					X

10.29†	Amended and Restated Step-In Agreement, dated as of December 28, 2021 by and among Vertical Horizons, Ltd., Bank of Utah and Airbus S.A.S.					X

10.30	Subordinated Loan Agreement, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and Vertical Horizons, Ltd.	S-1	333-254004	3/8/2021	10.28

10.31†	Fifth Amended and Restated CFMI Engine Benefits Agreement, dated as of March 19, 2020, by and among Vertical Horizons, Ltd., CFM International, Inc., Bank of Utah and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.29

10.32(a)†
Amended and Restated Signatory Agreement (U.S. Visa and MasterCard Transactions), dated as of November 5, 2013, by and among Frontier Airlines Holdings Inc., Frontier Airlines, Inc. and U.S. Bank National Association.
		S-1	333-254004	3/8/2021	10.30(a)

10.32(b)†
First Omnibus Amendment to Signatory Agreements, dated as of March 1, 2016, by and among Frontier Airlines Holdings, Inc., Frontier Airlines, Inc., U.S. Bank National Association, and Elavon Canada Company.
		S-1	333-254004	3/8/2021	10.30(b)

10.32(c)†	Third Omnibus Amendment to Signatory Agreements, dated as May 1, 2018, by and among Frontier Airlines Holdings, Inc., Frontier Airlines, Inc., U.S. Bank National Association and Elavon Canada Company.	S-1	333-254004	3/8/2021	10.30(c)

10.32(d)†
Fourth Omnibus Amendment to Signatory Agreements, dated as of April 1, 2020, by and among Frontier Airlines Holdings, Inc., Frontier Airlines, Inc., U.S. Bank National Association and Elavon Canada Company.
		S-1	333-254004	3/8/2021	10.30(d)

10.33(a)†	Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(a)

10.33(b)†	Amendment No. 1 to Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(b)

10.34†	Codeshare Agreement, dated as of January 16, 2018, by and between Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.32

10.35	Promissory Note, dated as of April 30, 2020, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.33

10.36	Payroll Support Program Agreement, dated as of April 30, 2020, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.34

10.37†	Loan and Guarantee Agreement, dated as of September 28, 2020, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc., the United States Department of the Treasury and The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.37

10.38	Letter Agreement, dated as of January 15, 2021, among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and the United States Department of the Treasury and acknowledged by The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.40

10.39	Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.41

10.40	Promissory Note, dated as of January 15, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.42

10.41	Payroll Support Program Agreement, dated as of April 29, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	10-Q	001-40304	5/13/2021	10.8

10.42	Promissory Note, dated as of April 29, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	10-Q	001-40304	5/13/2021	10.9

10.43†
Second Amended and Restated IAE Engine Benefits Agreement A321neo Aircraft (2022, 2023 and 2024 Deliveries), dated as of December 28, 2021, among Vertical Horizons, Ltd., International Aero Engines, LLC, Bank of Utah and Frontier Airlines, Inc.
X

10.44†	PW1100G-JM Engine Purchase and Support Agreement, dated as of April 13, 2020, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.46

21.1	List of subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature pages hereto).					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).	X
__________________
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such a filing.
#    Indicates management contract or compensatory plan.
†    Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 23, 2022	By: /s/ James G. Dempsey
James G. Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry L. Biffle, James G. Dempsey, and Howard M. Diamond, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry L. Biffle	Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Barry L. Biffle

/s/ James G. Dempsey	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
James G. Dempsey

/s/ Josh A. Wetzel	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Josh A. Wetzel

/s/ William A. Franke	Director (Chairman of the Board)	February 23, 2022
William A. Franke

/s/ Andrew S. Broderick	Director	February 23, 2022
Andrew S. Broderick

/s/ Josh T. Connor	Director	February 23, 2022
Josh T. Connor

/s/ Brian H. Franke	Director	February 23, 2022
Brian H. Franke

/s/ Robert J. Genise	Director	February 23, 2022
Robert J. Genise

/s/ Bernard L. Han	Director	February 23, 2022
Bernard L. Han

/s/ Ofelia Kumpf	Director	February 23, 2022
Ofelia Kumpf

/s/ Michael R. MacDonald	Director	February 23, 2022
Michael R. MacDonald

/s/ Patricia Salas Pineda	Director	February 23, 2022
Patricia Salas Pineda

/s/ Alejandro D. Wolff	Director	February 23, 2022
Alejandro D. Wolff