Form 10-Q
period 2022-03-31
Frontier Group Holdings, Inc.
filed 2022-05-12
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40304
Frontier Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3681866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4545 Airport Way
Denver, CO 80239
(720) 374-4550
(Address of principal executive offices, including zip code, and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ULCC	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 217,550,059 shares of common stock, par value of $0.001, outstanding as of May 6, 2022.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 23, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors”, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Summary Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We are also subject to risks in relation to the proposed merger with Spirit Airlines, Inc. (“Spirit”). We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. The risks identified below are more fully described in Part II, Item 1A. Risk Factors. Such factors include:
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
•although we expect that the merger will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of such synergies and other challenges;
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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except for share and per share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$727	$918
Accounts receivable, net	60	50
Supplies, net	41	29
Other current assets	48	40
Total current assets	876	1,037
Property and equipment, net	191	186
Operating lease right-of-use assets	2,403	2,426
Pre-delivery deposits for flight equipment	285	260
Aircraft maintenance deposits	102	98
Intangible assets, net	28	29
Other assets	251	199
Total assets	$4,136	$4,235
Liabilities and stockholders’ equity
Accounts payable	$93	$86
Air traffic liability	363	273
Frequent flyer liability	14	13
Current maturities of long-term debt, net	145	127
Current maturities of operating leases	446	444
Other current liabilities	387	383
Total current liabilities	1,448	1,326
Long-term debt, net	207	287
Long-term operating leases	1,964	1,991
Long-term frequent flyer liability	37	41
Other long-term liabilities	71	60
Total liabilities	3,727	3,705
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 217,499,881 and 217,065,096 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	381	381
Retained earnings	38	159
Accumulated other comprehensive income (loss)	(10)	(10)
Total stockholders’ equity	409	530
Total liabilities and stockholders’ equity	$4,136	$4,235

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for per share data)

	Three Months Ended March 31,
	2022	2021
Operating revenues:
Passenger	$588	$262
Other	17	9
Total operating revenues	605	271
Operating expenses:
Aircraft fuel	215	84
Salaries, wages and benefits	172	139
Aircraft rent	128	138
Station operations	105	70
Sales and marketing	32	17
Maintenance materials and repairs	34	26
Depreciation and amortization	13	8
CARES Act credits	—	(136)
Transaction and merger-related costs	11	—
Other operating	48	17
Total operating expenses	758	363
Operating income (loss)	(153)	(92)
Other income (expense):
Interest expense	(9)	(22)
Capitalized interest	1	1
Total other income (expense)	(8)	(21)
Income (loss) before income taxes	(161)	(113)
Income tax expense (benefit)	(40)	(22)
Net income (loss)	$(121)	$(91)
Earnings (loss) per share:
Basic	$(0.56)	$(0.46)
Diluted	$(0.56)	$(0.46)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(121)	$(91)
Deferred income taxes	(40)	(22)
Depreciation and amortization	13	8
Gains recognized on sale-leaseback transactions	(7)	(15)
Loss on extinguishment of debt	7	—
Warrant liability unrealized loss	—	20
Stock-based compensation	3	3
Changes in operating assets and liabilities:
Accounts receivable	(9)	(20)
Supplies and other current assets	(13)	(13)
Aircraft maintenance deposits	(4)	(4)
Other long-term assets	(17)	(8)
Accounts payable	5	6
Air traffic liability	90	95
Other liabilities	6	71
Cash provided by (used in) operating activities	(87)	30
Cash flows from investing activities:
Capital expenditures	(7)	(3)
Pre-delivery deposits for flight equipment, net of refunds	(25)	12
Other	(1)	(2)
Cash provided by (used in) investing activities	(33)	7
Cash flows from financing activities:
Proceeds from issuance of debt	97	26
Principal repayments on debt	(165)	(22)
Proceeds from sale-leaseback transactions	—	13
Minimum tax withholdings on share-based awards	(3)	(3)
Cash provided by (used in) financing activities	(71)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	(191)	51
Cash, cash equivalents and restricted cash, beginning of period	918	378
Cash, cash equivalents and restricted cash, end of period	$727	$429

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except for share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net loss	—	—	—	(91)	—	(91)
Shares issued in connection with vesting of restricted stock units	505,438	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(146,490)	—	(3)	—	—	(3)
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	640,121	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	200,416,799	$—	$60	$170	$(11)	$219

Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
Net loss	—	—	—	(121)	—	(121)
Shares issued in connection with vesting of restricted stock units	676,146	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(275,822)	—	(3)	—	—	(3)
Stock option exercises	34,461	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2022	217,499,881	$—	$381	$38	$(10)	$409
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Frontier Group Holdings, Inc. (“FGHI” or the “Company”) and its wholly-owned direct and indirect subsidiaries, including Frontier Airlines Holdings, Inc. (“FAH”) and Frontier Airlines, Inc. (“Frontier”). All wholly-owned subsidiaries are consolidated, with all intercompany transactions and balances being eliminated.
The Company is an ultra low-cost, low-fare airline headquartered in Denver, Colorado that offers flights throughout the United States and to select international destinations in the Americas, serving approximately 120 airports.
The Company is managed as a single business unit that primarily provides air transportation for passengers. Management has concluded there is only one reportable segment.
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 23, 2022 (the “2021 Annual Report”).
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations and is volatile and highly affected by economic cycles and trends. In addition, the Company has continued to be impacted from the novel strain of coronavirus (“COVID-19”) pandemic during the three months ended March 31, 2022, as well as during the comparable period in 2021.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2. Impact of COVID-19
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of COVID-19, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in the decline in demand for air travel which continued to have a material adverse effect on the Company’s business and results of operations for the three months ended March 31, 2022 and the comparable prior year period. Although the Company has seen significant recovery of demand through the quarter ended March 31, 2022 as compared to the corresponding prior year period, the Company is unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel.
Beginning in December 2020, the Food and Drug Administration issued emergency use authorizations for various vaccines for COVID-19. Widespread distribution of the vaccines has led to increased confidence in travel, particularly in the domestic leisure market on which the Company’s business is focused. While the Company has experienced a meaningful increase in passenger volumes, as well as bookings, since the vaccines became widely available, demand recovery may continue to be hampered as a result of new variants or subvariants of the virus. The Company continues to closely monitor the COVID-19 pandemic and the need to adjust capacity as well as deploy other operational and cost-control measures, as necessary, to preserve short-term liquidity needs and ensure long-term viability of the Company and its strategies. Any anticipated adjustments to capacity and other cost savings initiatives implemented by the Company may vary from actual demand and capacity needs.
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of March 31, 2022, and through the date of this report, the Company is in compliance with all of its covenants, except the Company has obtained a waiver of relief for the covenant provisions through the second quarter of 2022 related to one of its credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to the existing covenants to reflect any additional COVID-19 pandemic impacts.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law on March 27, 2020 and includes various provisions to protect the U.S. airline industry, its employees, and many other stakeholders. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion for a Payroll Support Program (the “PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. Through 2020 and 2021, the Company participated in the PSP, as well as the second Payroll Support Program (“PSP2”) and the third Payroll Support Program (“PSP3,” and together with the PSP and the PSP2, the “PSPs”) offered by the U.S. Department of the Treasury (the “Treasury”), each of which included both a grant and an unsecured 10-year, low-interest promissory note. The grants were recognized within the Company’s condensed consolidated statements of operations over the periods they were intended to support payroll. See Note 7 for further information on the promissory notes entered into with the Treasury as a result of participation in the payroll support programs (collectively, the “PSP Promissory Notes”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Relief Funding” in our 2021 Annual Report for additional detail on the CARES Act and the PSPs.
On September 28, 2020, the Company entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). As of December 31, 2021, the Company had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021. On February 2, 2022, the Company repaid the Treasury Loan which included the $150 million principal balance along with accrued interest and associated fees of $1 million.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for installment funding under the PSP2, under which the Company received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support from the date of the agreement through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”). During the three months ended March 31, 2021, $140 million of PSP2 proceeds were received and the remaining $21 million was received during the second quarter of 2021. The Company recognized $125 million of PSP2 Grant proceeds, net of deferred financing costs, during the three months ended March 31, 2021 within CARES Act credits in the Company’s condensed consolidated statements of operations and $3 million was deferred until the second quarter of 2021. The Company received $12 million of the PSP2 Promissory Note as of March 31, 2021.
In connection with the Company’s participation in the PSPs and the Treasury Loan, the Company has been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
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
•a prohibition on reducing the salary, wages or benefits of employees (other than executive officers or independent contractors, or as otherwise permitted under the terms of the PSPs) through September 30, 2021;
•limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023;
•limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•additional reporting and recordkeeping requirements.
As part of the PSP Promissory Notes and the Treasury Loan, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related debt, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on the condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in the Company’s condensed consolidated statements of operations given the Company only had the option of settling in cash prior to being publicly traded. As a result of the IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the condensed consolidated balance sheet and is no longer required to mark to market the warrants. The Company recorded no mark to market adjustments during the three months ended March 31, 2022, and recorded $20 million during the three months ended March 31, 2021, to interest expense within the Company’s condensed consolidated statements of operations. The Treasury has not exercised any warrants as of March 31, 2022.
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The American Rescue Plan Act, enacted on March 11, 2021, further extended the availability of the CARES Employee Retention Credit through December 31, 2021. After the first quarter of 2021, the Company did not qualify for any additional CARES Employee Retention Credits. During the three months ended March 31, 2021, the Company recognized $11 million related to the CARES Employee Retention Credit within CARES Act credits in the Company’s condensed consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Revenue Recognition
As of December 31, 2021, the Company’s current air traffic liability balance was $273 million. During the three months ended March 31, 2022, 67% of the air traffic liability as of December 31, 2021 has been recognized as passenger revenue within the condensed consolidated statements of operations. As of March 31, 2022, the Company’s current air traffic liability is $363 million, of which $47 million is related to customer rights to book future travel, which either expire within 3 or 12 months after issuance if not redeemed by the customer. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers to fare revenues in passenger revenues within the condensed consolidated statements of operations.
During the three months ended March 31, 2022 and 2021, the Company recognized $22 million and $10 million of revenue, respectively, in passenger revenues within the condensed consolidated statements of operations, primarily related to expected and actual expiration of customer rights to book future travel.
Frequent Flyer Program
The Company’s Frontier Miles frequent flyer program provides frequent flyer travel awards to program members based on accumulated mileage credits. Mileage credits are generally accumulated as a result of travel, purchases using the co-branded credit card and purchases from other participating partners.
The Company defers revenue for mileage credits earned by passengers under its Frontier Miles program based on the equivalent ticket value a passenger receives by redeeming mileage credits for a ticket rather than paying cash.
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
Consideration allocated based on the relative standalone selling price to both the brand licensing and access to member lists and advertising and marketing elements is recognized as other revenue in the Company’s condensed consolidated statements of operations over time as mileage credits are delivered. The consideration allocated to the transportation portion of these mileage credit sales is deferred and recognized as a component of passenger revenue in the Company’s condensed consolidated statements of operations at the time of travel for mileage credits redeemed. Mileage credits that the Company estimates are not likely to be redeemed are subject to breakage and are recognized as a portion of passenger revenues in the Company’s condensed consolidated statements of operations in proportion to the pattern of rights exercised by customers. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years. Redemptions are allocated between sold and flown mileage credits based on historical patterns.
As a result of the reduction in demand due to the COVID-19 pandemic, the Company extended the expiration dates of mileage credits issued under its frequent flyer program.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company has a credit card affinity agreement with its credit card partner Barclays Bank Delaware (“Barclays”) through 2029, which provides for joint marketing, grants certain benefits to co-branded credit card holders and allows Barclays to market using the Company’s customer database. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Passenger revenues:
Fare	$229	$100
Non-fare passenger revenues:
Service fees	162	62
Baggage	130	67
Seat selection	54	24
Other	13	9
Total non-fare passenger revenue	359	162
Total passenger revenues	588	262
Other revenues	17	9
Total operating revenues	$605	$271
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Domestic	$546	$259
Latin America	59	12
Total operating revenues	$605	$271
During the three months ended March 31, 2022 and 2021, no revenue from any one foreign country, other than Mexico, represented greater than 5% of the Company’s total operating revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
4. Other Current Assets
Other current assets consist of the following (in millions):

	March 31, 2022	December 31, 2021
Prepaid expenses	$23	$14
Income tax receivable	3	3
Passenger and other taxes receivable	2	9
Other	20	14
Total other current assets	$48	$40

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Financial Derivative Instruments and Risk Management
The Company is exposed to variability in jet fuel prices. Aircraft fuel is one of the Company’s largest operating expenses. Increases in jet fuel prices may adversely impact its financial performance, operating cash flow and financial position. As part of its risk management program, the Company may enter into derivative contracts in order to limit exposure to the fluctuations in jet fuel prices. During the three months ended March 31, 2022 and 2021, the Company did not enter into fuel hedges and therefore, paid no upfront premiums for fuel hedges. As of March 31, 2022 and December 31, 2021, there were no fuel hedges outstanding.
Additionally, the Company may be exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the seven- or nine-year swap rate. As part of its risk management program, the Company may enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended March 31, 2022 and 2021, the Company did not enter into any swaps and therefore, paid no upfront premiums for options. As of March 31, 2022 and December 31, 2021, the Company had no interest rate hedges outstanding.
The Company formally designates and accounts for derivative instruments that meet established accounting criteria under ASC 815, Derivatives and Hedging, as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instruments is recorded in accumulated other comprehensive income/loss (“AOCI/L”), a component of stockholders’ equity on the condensed consolidated balance sheets. The Company recognizes the associated gains or losses deferred in AOCI/L as well as the amounts that are paid or received in connection with the purchase or sale of fuel-related financial derivative instruments (i.e., premium costs of option contracts) as a component of aircraft fuel expense within the condensed consolidated statements of operations in the period that the jet fuel subject to hedging is consumed. For interest rate derivatives, the Company recognizes the associated gains or losses deferred in AOCI/L as well as amounts that are paid or received in connection with the purchase or sale of interest rate derivative instruments (i.e., premium costs of swaption contracts) as a component of aircraft rent expense within the condensed consolidated statements of operations over the period of the related aircraft lease. The assets and liabilities associated with the Company’s fuel and interest rate derivative instruments are presented on a gross basis and include upfront premiums paid. These assets and liabilities are recorded as a component of other current assets and other current liabilities, respectively, on the Company’s condensed consolidated balance sheets. The Company does not enter into derivative instruments for speculative purposes.
As of March 31, 2022 and December 31, 2021, $10 million is included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the condensed consolidated statements of operations over the aircraft lease term of the hedging instrument.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	March 31, 2022	December 31, 2021
Passenger and other taxes and fees payable	$99	$84
Salaries, wages and benefits	84	89
Station obligations	57	64
Aircraft maintenance	50	36
Fuel liabilities	33	23
Leased aircraft return costs	24	25
Current portion of phantom equity units (Note 9)	—	26
Other current liabilities	40	36
Total other current liabilities	$387	$383
7. Debt
The Company’s debt obligations are as follows (in millions):

	March 31, 2022	December 31, 2021
Secured debt:
Pre-delivery credit facility(a)	$200	$174
Treasury Loan(b)	—	150
Floating rate building note(c)	18	18
Unsecured debt:
PSP Promissory Notes(d)	66	66
Affinity card advance purchase of mileage credits(e)	71	15
Total debt	355	423
Less current maturities of long-term debt, net	(145)	(127)
Less long-term debt acquisition costs and other discounts	(3)	(9)
Long-term debt, net	$207	$287
__________________
(a)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A. in December 2014 (“PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320neo and A321neo aircraft deliveries through the term of the facility (see Note 10). In December 2020, the PDP Financing Facility was amended and restated to reduce the commitment of Citibank, N.A., as initial lender, to $150 million, remove the ability to draw further unsecured borrowings and to provide collateral for the borrowings not secured by aircraft outstanding as of that date. In May 2021, the Company amended the facility to increase the total available capacity to $200 million and expanded the number of financial institution participants as lenders. In December 2021, the facility was amended and restated to extend the availability of the facility through December 2024 to include additional 2023 and 2024 aircraft deliveries, and in March 2022 the facility was further amended to re-align the PDP Financing Facility with the updated future aircraft deliveries.
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
(b)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million, and had borrowed $150 million under the loan as of December 31, 2021. On February 2, 2022, the Company repaid the Treasury Loan in full, along with accrued interest and associated fees of $1 million. Additionally, the Company recognized a $7 million loss on the extinguishment of debt for the three months ended March 31, 2022 from the write-off of unamortized deferred financing costs associated with the loan. The

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

repayment terminated the loan agreement with the Treasury and unencumbered the Company’s co-branded credit card program and related brand assets that secured the Treasury Loan.
(c)Represents a note with a commercial bank related to the Company’s headquarters building. Under the terms of the agreement, the Company will repay the outstanding principal balance in quarterly payments beginning in January 2022 until the maturity date in December 2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month LIBOR plus a margin is payable monthly.
(d)On April 30, 2020, the Company executed a promissory note under the PSP agreement with the Treasury from which the Company received a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”). Subsequently, the Company entered into the PSP2 with the Treasury in January 2021 and the PSP3 with the Treasury in April 2021, from which the Company received an additional $18 million and $15 million of proceeds, respectively, evidenced by promissory notes with the same terms as the original PSP Promissory Note. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. The loans can be prepaid at par at any time without incurring a penalty.
(e)The Company entered into an agreement with Barclays in 2003 to provide for joint marketing, grant certain benefits to co-branded credit card holders (“Cardholders”), and allow Barclays to market using the Company’s customer database. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers. In addition, Barclays will pre-purchase miles if the Company meets certain conditions precedent. On September 15, 2020 the Company entered into a new agreement with Barclays to amend and extend the agreement to 2029. The pre-purchased miles facility amount is to be reset on January 15 of each calendar year through, and including, January 15, 2028 based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis, up to an aggregate maximum facility amount of $200 million. Per the terms of the Treasury Loan, the facility amount could not be extended above $15 million until full extinguishment of the Treasury Loan, which occurred in February 2022, and, as a result, the Company borrowed an additional $56 million in the first quarter of 2022. The Company pays interest on a monthly basis, which is based on a one-month LIBOR plus a margin. Beginning March 31, 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
Cash payments for interest related to debt was $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by restricted cash and as of March 31, 2022 and December 31, 2021, the Company did not have any outstanding letters of credit that were drawn upon.
As of March 31, 2022, future maturities of debt are payable as follows (in millions):

March 31, 2022
Remainder of 2022	$114
2023	97
2024	6
2025	—
2026	—
Thereafter	138
Total debt principal payments	$355
8. Operating Leases
The Company leases property and equipment under operating leases. For leases with initial terms greater than 12 months, the related operating lease right-of-use asset and corresponding operating lease liability are recorded at the present value of lease payments over the term on the Company’s condensed consolidated balance sheets. Some leases include rental escalation clauses, renewal options, termination options, and/or other items that cause variability that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts, except for certain flight training equipment, for which consideration is allocated between lease and non-lease components.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Aircraft
As of March 31, 2022, the Company leased 112 aircraft with remaining terms ranging from one month to twelve years, all of which are under operating leases and are included within right-of-use asset and lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of March 31, 2022, the Company leased 21 spare engines, which are all under operating leases, with the remaining terms ranging from one month to twelve years. As of March 31, 2022, the lease rates for seven of the engines depend on usage-based metrics which are variable and as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and lease liability.
During the three months ended March 31, 2022 and 2021, the Company executed sale-leaseback transactions with third-party lessors for two and three new Airbus A320 family aircraft, respectively. Additionally, the Company did not complete a sale-leaseback transaction for any engines during the three months ended March 31, 2022, and completed a sale-leaseback transaction for one engine during the three months ended March 31, 2021. All of the leases from sale-leaseback transactions have been accounted for as operating leases. The Company recognized net sale-leaseback gains of $7 million and $15 million during the three months ended March 31, 2022 and 2021, respectively, which are included as a component of other operating expenses within the condensed consolidated statements of operations.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft previously owned by the Company, which stipulated that four A319 aircraft originally scheduled to be returned in December 2021 would be returned during the second and third quarters of 2021 and the two A320ceo aircraft would return as scheduled during the fourth quarter of 2021. The early returns of these aircraft retired the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $6 million charge included as a component of rent expense within the condensed consolidated statement of operations for the three months ended March 31, 2021, related to the accelerated rent and lease return obligations of which $4 million was related to the A319 aircraft returning in the second quarter.
Aircraft Rent Expense and Maintenance Obligations
During the three months ended March 31, 2022 and 2021, aircraft rent expense was $128 million and $138 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense, which includes payments for maintenance-related reserves that were deemed non-recoverable and any impact from changes in estimates, was less than $1 million and $1 million for the three months ended March 31, 2022 and 2021, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $15 million and $14 million for three months ended March 31, 2022 and 2021, respectively.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of March 31, 2022 and December 31, 2021, the Company had aircraft maintenance deposits that are expected to be recoverable of $114 million and $108 million, respectively, on the Company’s condensed consolidated balance sheets, of which $12 million and $10 million, respectively, are included in accounts receivable, net on the condensed consolidated balance sheet as the eligible maintenance has been performed. The remaining $102 million and $98 million are included within aircraft maintenance deposits on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of March 31, 2022, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, are expected to be $2

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

million for the remainder of 2022 and $3 million per year for the years 2023 through 2025, $4 million for 2026 and $9 million thereafter before consideration of reimbursements.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 120 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of March 31, 2022, the remaining lease terms vary from one month to eleven years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the condensed consolidated balance sheets as a right-of-use assets and lease liabilities.
In May 2022, the Company entered into a 10-year airport use and lease agreement with the City and County of Denver for the Company’s operations at Denver International Airport which includes a new ground-level boarding facility and 14 accompanying gates.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to seven years as of March 31, 2022.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the condensed consolidated statements of operations. There were no deferrals or payments, and therefore no impact to aircraft rent or station operations within the condensed consolidated statements of operations, for the three months ended March 31, 2022. The deferrals for three months ended March 31, 2021 decreased operating cash flows and unfavorably impacted the Company’s results of operations by $11 million, including a $19 million unfavorable impact to aircraft rent and an $8 million favorable impact to station operations. As of March 31, 2022, the Company had paid back all of its aircraft rent deferrals, and had $11 million in station deferrals which will be recognized to station operations within the condensed consolidated statements of operations in future periods as the deferrals are repaid.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Lease Costs
The table below presents certain information related to lease costs for operating leases during the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Operating lease cost(a)	$117	$107
Variable lease cost(a)	55	65
Total lease costs	$172	$172
______________
(a)Expenses are included within aircraft rent, station operations, maintenance materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2022 and 2021, the Company acquired, through new operating leases, operating lease assets totaling $61 million and $120 million, respectively, which are included in operating lease right-of-use assets on the condensed consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company paid cash of $117 million and $108 million, respectively, for amounts included in the measurement of lease liabilities.
9. Stock-Based Compensation and Stockholders’ Equity
During each of the three months ended March 31, 2022 and 2021, the Company recognized $3 million in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the condensed consolidated statements of operations.
Stock Options and Restricted Awards
In April 2014, the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock were reserved for issuance. Concurrently with the Company’s IPO on April 1, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock for future issuance of stock-based compensation awards. Additionally, the 2014 Plan terminated and the 11 million awards issued from the 2014 Plan that were outstanding as of the IPO were retained for any subsequent exercise or vesting of such awards and no further grants will be made from the 2014 Plan. Any shares that are subsequently forfeited from the 2014 Plan will become available for future issuances under the 2021 Plan. Additional shares become available for issuance under the 2021 Plan based on an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options. On January 1, 2022, 2,170,650 shares were added to the 2021 Plan as a result of the annual increase.
There were no stock options granted during the three months ended March 31, 2022. During the three months ended March 31, 2022, 34,461 vested stock options were exercised with a weighted average exercise price of $6.28 per share. As of March 31, 2022, the weighted average exercise price of outstanding options was $1.97.
During the three months ended March 31, 2022, 1,009,091 restricted stock units were issued with a weighted average grant date fair value of $12.60 per share. During the three months ended March 31, 2022, 676,146 restricted stock units vested, of which 275,822 restricted stock units were withheld to cover employee taxes with a weighted average grant date fair value of $12.17 and $12.18 per share, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Liability-Classified Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed in June 2011, (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2021, the remaining liability was $26 million and presented within other current liabilities on the Company’s condensed consolidated balance sheet. During the three months ended March 31, 2022 the $26 million was fully paid.
Stockholders’ Equity
As of March 31, 2022 and December 31, 2021, the Company has authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
10. Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2022, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2022	7	5	12	5
2023	—	21	21	2
2024	—	24	24	2
2025	17	13	30	3
2026	19	22	41	3
Thereafter	31	73	104	6
Total	74	158	232	21
During December 2017, the Company entered into an amendment to the previously existing master purchase agreement with Airbus. Pursuant to this amendment and subsequent amendments, the Company has a commitment to purchase an incremental 67 A320neo and 67 A321neo aircraft (“incremental aircraft”) which were originally scheduled to be delivered through 2026, and further extended through 2028. In November 2021, the Company entered into an amendment with Airbus to add an additional 91 A321neo aircraft (“supplemental aircraft”) to the committed purchase agreement. These supplemental aircraft are expected to be delivered starting in 2023 and continuing through 2029, and are reflected in the table above. The Company, at its option, has the right to convert 18 A320neo aircraft to A321XLR aircraft. The conversion right is available until December 31, 2022 and is not reflected in the table above as this option has not been exercised. The Company’s agreements with Airbus provide for, among other things, varying purchase incentives, which have been allocated proportionally and are accounted for as an offsetting reduction to the cost of the backlog aircraft and increase to the cost of the incremental aircraft. As a result, cash paid for backlog aircraft will be more than the associated capitalized cost of the aircraft and results in the recognition of a deferred purchase incentive within other assets on the condensed consolidated balance sheets,

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

which will ultimately be offset by the lower cash payments in connection with the purchase of the incremental aircraft.
As of March 31, 2022, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $681 million for the remainder of 2022, $1,215 million in 2023, $1,450 million in 2024, $1,755 million in 2025, $2,346 million in 2026 and $6,218 million thereafter.
During July 2021, the Company signed a letter of intent with two of its leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. As of March 31, 2022, the Company has entered into a signed direct lease agreement for seven of the additional aircraft, while the remaining three are covered under a non-binding letter of intent. None of these ten aircraft that will be acquired through direct leases are reflected in the table above given these are not committed purchase agreements.
Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on the Company’s refund practices on Company initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. The Company is fully cooperating with the DOT request and the review of this matter is still in process.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represent approximately 88% of all employees as of March 31, 2022. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of March 31, 2022:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	March 31, 2022
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	52%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	March 2024	2%
Aircraft Appearance	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(a)	1%
Material Specialists	IBT	March 2022(a)	<1%
Maintenance Control	IBT	October 2023	<1%
__________________
(a)The Company’s collective bargaining agreements with its dispatchers and material specialists, represented by TWU and IBT, respectively, were amendable as of March 31, 2022 and negotiations are ongoing, however, each agreement is operating under its current arrangement until an amendment has been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4 million and $5 million for health care claims including those estimated to be incurred but not yet paid as of March 31, 2022 and December 31, 2021, respectively, which is included as a component of other current liabilities on the condensed consolidated balance sheets.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11. Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed pursuant to the two-class method. Under the two-class method, the Company attributes net income to common stock and other participating rights (including those with vested share-based awards). Basic net earnings per share is calculated by taking net income, less earnings allocated to participating rights, divided by the basic weighted average common stock outstanding. Net loss per share is calculated by taking net loss divided by basic weighted average common stock outstanding as participating rights do not share in losses. In accordance with the two-class method, diluted net earnings per share is calculated using the more dilutive impact of the treasury-stock method or from reducing net income for the earnings allocated to participating rights. The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
Basic:
Net income (loss)	$(121)	$(91)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(121)	$(91)
Weighted average common shares outstanding, basic	217,264,414	199,482,701
Net earnings (loss) per share, basic	$(0.56)	$(0.46)
Diluted:
Net income (loss)	$(121)	$(91)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(121)	$(91)
Weighted average common shares outstanding, basic	217,264,414	199,482,701
Effect of dilutive potential common shares	—	—
Weighted average common shares outstanding, diluted	217,264,414	199,482,701
Net earnings (loss) per share, diluted	$(0.56)	$(0.46)
Due to the net losses incurred during the three months ended March 31, 2022 and 2021, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding given that the effect of all equity awards is anti-dilutive.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$200	$201	$174	$175
Treasury Loan	—	—	150	156
Floating rate building note	18	18	18	19
Unsecured debt:
PSP Promissory Notes	66	55	66	58
Affinity card advance purchase of mileage credits	71	67	15	14
Total debt	$355	$341	$423	$422
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s condensed consolidated financial statements (in millions):

	Fair Value Measurements as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$727	$727	$—	$—

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$918	$918	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2021 and March 31, 2022.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13. Related Parties
Management Services
The Company is assessed a quarterly fee to Indigo Partners, LLC (“Indigo Partners”) for management services, plus expense reimbursements and the annual fees of each member of the Company’s board of directors that is affiliated with Indigo Partners. Indigo Partners manages an investment fund that is the controlling stockholder of the Company. The expenses related to Indigo Partners’ management fees, expense reimbursements and director compensation were less than $1 million for the three months ended March 31, 2022 and 2021, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris. As of March 31, 2022, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.
In August 2018, the Company and Volaris began operating scheduled codeshare flights. The codeshare agreement provides for codeshare fees and revenue sharing for the codeshare flights. Each party bears its own costs and expenses of performance under the agreement, is required to indemnify the other party for certain claims and losses arising out of or related to the agreement and is responsible for complying with certain marketing and product display guidelines. The codeshare agreement also establishes a joint management committee, which includes representatives from both parties and generally oversees the management of the transactions and relationships contemplated by the agreement. The codeshare agreement is subject to automatic renewals and may be terminated by either party at any time upon the satisfaction of certain conditions.
14. The Proposed Merger with Spirit Airlines, Inc.
On February 5, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of the Company, and Spirit Airlines, Inc. (“Spirit”). The Merger Agreement provides that, among other things, the Merger Sub will be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of the Company.
The closing of the Merger is subject to the satisfaction of customary conditions, including, but not limited to: (i) the adoption of the Merger Agreement by Spirit’s stockholders; (ii) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals including the receipt of all consents, registrations, notices, waivers, exemptions, approvals, confirmations, clearances, permits, certificates, orders, and authorizations of the U.S. Department of Justice, the Federal Trade Commission, Federal Aviation Administration, the DOT, and the Federal Communications Commission; (iii) the absence of any law or order prohibiting the consummation of the transactions; (iv) the effectiveness of a registration statement on Form S-4 filed by the Company registering shares of the Company’s common stock to be issued in the Merger; (v) the authorization and approval for listing on NASDAQ of the Company’s shares to be issued to holders of Spirit’s common stock in the Merger; (vi) the absence of any material adverse effect (as defined in the Merger Agreement) on either party; (vii) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; and (viii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects.
Subsequent to the closing of the Merger and at the effective time of the Merger, each share of common stock of Spirit, par value $0.0001 per share, issued and outstanding (other than shares owned by the Company, Spirit, or their

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

respective subsidiaries immediately prior to the effective time) will be converted into the right to receive 1.9126 shares of common stock, par value $0.001 per share, of the Company and $2.13 per share in cash, without interest.
The Merger Agreement also specifies termination rights for both Spirit and the Company including, without limitation, a right for either party to terminate the Merger if it is not consummated on or before February 5, 2023, subject to certain extensions if needed to obtain regulatory approvals. If the Merger Agreement were to be terminated in specified circumstances, including the acceptance of a “Superior Proposal” as defined in the Merger Agreement, Spirit would be required to pay the Company a termination fee of $94 million.
The Company currently expects the Merger to occur in the second half of 2022, although there can be no assurance regarding timing of completion of regulatory processes. The Merger Agreement also includes a methodology by which certain expenses will be borne by each company. During the three months ended March 31, 2022, the Company recorded $11 million of expenses related to the planned Merger with Spirit within transaction and merger-related costs within the condensed consolidated statement of operations. These costs included $8 million related to transaction costs, which are made up of banking, legal, and accounting fees, amongst others, charged in connection with the merger, and $3 million of retention bonus expense. Costs that become payable upon completion of the Merger, which include certain banking fees and retention bonus costs, will be recognized upon consummation of the Merger. The Company has capitalized $1 million of costs incurred related to the anticipated equity issuance as a component of other current assets on the condensed consolidated balance sheet.
On March 29, 2022, Spirit received an unsolicited proposal from JetBlue Airways Corporation (“JetBlue”) to acquire all outstanding shares of Spirit’s common stock for $33.00 per share in cash provided that, among other things, Spirit terminates the Merger Agreement in accordance with its terms. Such a termination has not occurred as of the date of this report and, on May 2, 2022, Spirit announced that its board of directors had determined not to pursue the JetBlue proposal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “2021 Annual Report”).
Overview
Frontier Airlines is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
Impact of the COVID-19 Pandemic
Beginning in March 2020, the rapid spread of the coronavirus (“COVID-19”), along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, resulted in the decline in demand for air travel which continued to have a material adverse effect on our business and results of operations for the three months ended March 31, 2022 and the corresponding prior year period. We have received significant financial assistance from the U.S. Department of the Treasury (“Treasury”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the first Payroll Support Program (the “PSP”), the second Payroll Support Program (the “PSP2”) and the third Payroll Support Program (the “PSP3”, and together with the PSP and the PSP2, the “PSPs”). Please refer to “Notes to Condensed Consolidated Financial Statements — 2. Impact of COVID-19” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Relief Funding” in our 2021 Annual Report for additional detail on the CARES Act and the PSPs, and “Notes to Condensed Consolidated Financial Statements — 7. Debt” further information on the promissory notes entered into with the Treasury as a result of participation in the PSPs (collectively, the “PSP Promissory Notes”). The impact on our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 are as follows:
On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). As of December 31, 2021, we borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021. On February 2, 2022, we repaid the Treasury Loan which included the $150 million principal balance along with accrued interest and associated fees of $1 million. Additionally, we recognized a $7 million non-cash charge on the extinguishment of debt for the three months ended March 31, 2022 from the write-off of unamortized deferred financing costs associated with the Treasury Loan.
During the three months ended March 31, 2021, we entered into an agreement with the Treasury for installment funding under the PSP2 (the “PSP2 Agreement”), under which we received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021 and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”). During the three months ended March 31, 2021, $140 million of PSP2 proceeds were received and the remaining $21 million was received during the second quarter of 2021. We recognized $125 million of PSP2 Grant proceeds, net of deferred financing costs, during the three months ended March 31, 2021 within CARES Act credits in our condensed consolidated statements of operations and $3 million was deferred until the second quarter of 2021. We also received $12 million of the PSP2 Promissory Note as of March 31, 2021.

In connection with our participation in the PSPs and the Treasury Loan, we have been and will continue to be subject to certain restrictions and limitations, including, but not limited to:
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
•a prohibition on reducing the salary, wages or benefits of employees (other than executive officers or independent contractors, or as otherwise permitted under the terms of the PSPs) through September 30, 2021;
•limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023;
•limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•additional reporting and recordkeeping requirements.

As part of the PSP Promissory Notes and the Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related Treasury Loan and PSP Promissory Notes, and is amortized utilizing the effective interest method as interest expense in our condensed consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on the condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in the condensed consolidated statements of operations given we only had the option of settling in cash prior to being publicly traded. As a result of our initial public offering of our common stock (the “IPO”), we have the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, we reclassified the warrant liability to additional paid-in capital on the condensed consolidated balance sheet and are no longer required to mark to market the warrants. We recorded no mark to market adjustments during the three months ended March 31, 2022, and recorded $20 million during the three months ended March 31, 2021, to interest expense within the condensed consolidated statements of operations. The Treasury has not exercised any warrants as of March 31, 2022.

The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The American Rescue Plan Act, enacted on March 11, 2021, further extended the availability of the CARES Employee Retention Credit through December 31, 2021. After the first quarter of 2021, we did not qualify for any additional CARES Employee Retention Credits. During the three months ended March 31, 2021, we recognized $11 million related to the CARES Employee Retention Credit within CARES Act credits in our condensed consolidated statements of operations.
Proposed Merger with Spirit Airlines, Inc.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Airlines, Inc. (“Spirit”) and Top Gun Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of ours, where Merger Sub will merge with and into Spirit (the “Merger”), with Spirit continuing as a wholly-owned subsidiary of ours. Pursuant to the Merger Agreement, upon the ultimate completion of the merger we will combine with Spirit to create America's most competitive ultra-low fare airline. The Merger is expected to close in the second half of 2022, subject to satisfaction of customary closing conditions, including completion of the regulatory review process and approval by Spirit stockholders. Our controlling stockholder has approved the transaction and related issuance of shares of our common stock upon signing of the Merger Agreement. Each share of common stock of Spirit will be converted into the right to receive 1.9126 shares of our common stock, and $2.13 per share in cash, without interest. During the three months ended March 31, 2022, we recorded $11 million of expenses related to the planned Merger with Spirit within transaction and merger-related costs within the condensed consolidated statement of operations. These costs included $8 million related to transaction costs, which are made up of banking, legal, and accounting fees, amongst others, charged in connection with the merger, and $3 million of retention bonus expense. Costs that become payable upon completion of the Merger, which include certain banking fees and retention bonus costs, will be recognized upon consummation of the Merger. Please refer to “Notes to Condensed Consolidated Financial Statements — 14. The Proposed Merger with Spirit Airlines, Inc.” for additional detail.
Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Total operating revenues for the three months ended March 31, 2022 totaled $605 million, an increase of 123% compared to the three months ended March 31, 2021, primarily due to a 62% increase in capacity, as measured by available seat miles (“ASMs”), as the demand for leisure travel continues to recover from the COVID-19 pandemic. Additionally, our operating revenues were favorably impacted by a 38% increase in total revenue per available seat mile (“RASM”) as compared to the corresponding period in 2021.
Total operating expenses during the three months ended March 31, 2022 totaled $758 million, including $11 million of transaction and merger-related costs, resulting in a cost per available seat mile (“CASM”) of 10.19¢, compared to 7.89¢ for the three months ended March 31, 2021. Fuel expense was 156% higher during the three months ended March 31, 2022, as compared to the corresponding prior year period, driven by a 59% increase in fuel rates and a 62% increase in fuel consumption associated with a 62% increase in our capacity. Our non-fuel expenses increased by 95% compared to the corresponding prior year period, driven primarily by the $136 million benefit from the recognition of grant funding received under the PSP2 Agreement and CARES Employee Retention Credits during the three months ended March 31, 2021, along with higher capacity and the resulting increase in operations during the three months ended March 31, 2022. CASM (excluding fuel) increased by 20%, from 6.07¢ for the three months ended March 31, 2021 to 7.30¢ for the three months ended March 31, 2022. This was driven primarily by CARES Act credits and higher gains on sale-leaseback transactions that reduced our operating expenses during the three months ended March 31, 2021, partially offset by the fixed nature of aircraft rent and aircraft and engine deferral paybacks for the three months ended March 31, 2021, as well as a decrease in salaries, wages and benefits per ASMs as capacity growth outpaced headcount growth. Adjusted CASM (excluding fuel), which excludes the impact of the CARES Act credits, transaction and merger-related costs and early lease termination costs for the remaining A319 aircraft returned in 2021, decreased from 8.96¢ for the three months ended March 31, 2021 to 7.15¢ for the three months ended March 31, 2022. See the reconciliation to corresponding GAAP measures provided below.
We generated a net loss of $121 million during the three months ended March 31, 2022 and a net loss of $91 million during the three months ended March 31, 2021, as a result of the significant reduction in demand beginning in March 2020 caused by the COVID-19 pandemic. Our results for the three months ended March 31, 2022 include $11 million of transaction and merger-related costs within operating expenses and $7 million in other non-operating expenses related to the write-off of unamortized deferred financing costs due to the paydown of the Treasury Loan. Our results for the three months ended March 31, 2021 include CARES Act credits and other charges that in total reduced our operating expenses by $132 million. which included $136 million related to funding recognized from the PSP2 Grant and the recognition of CARES Employee Retention Credits partly offset by $4 million in costs incurred with the early termination of our A319 leased aircraft, and $20 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued pursuant to the Treasury Loan and PSP Promissory Notes. As a result of our IPO and the resulting reclassification of warrants from liability-based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants. Considering these aforementioned non-GAAP adjustments and the related tax expense/(benefit) of $6 million and ($30 million) for the three months ended March 31, 2022 and 2021, respectively, our adjusted net loss was $109 million for the three months ended March 31, 2022, as compared to an adjusted net loss of $173 million for the comparable prior year period. See the reconciliation to corresponding GAAP measures provided below.

Operating Revenues

	Three Months Ended March 31,
	2022	2021	Change
Operating revenues ($ in millions):
Passenger	$588	$262	$326	124%
Other	17	9	8	89%
Total operating revenues	$605	$271	$334	123%

Operating statistics:
Available seat miles (ASMs) (millions)	7,442	4,592	2,850	62%
Revenue passenger miles (RPMs) (millions)	5,524	3,211	2,313	72%
Average stage length (statute miles)	995	973	22	2%
Load factor (%)	74.2%	69.9%	4.3 pts	N/A
Total revenue per available seat mile (RASM) (¢)	8.13	5.91	2.22	38%
Total revenue per passenger ($)	111.48	83.38	28.10	34%
Passengers (thousands)	5,428	3,252	2,176	67%
Total operating revenue increased $334 million, or 123%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, as we experienced increased demand for leisure travel. Revenue was favorably impacted by the 62% capacity growth, as measured by ASMs, due to an increase of 12% in average aircraft in service during the three months ended March 31, 2022, compared to the corresponding prior year period and an average daily aircraft utilization of 10.8 hours per day in the three months ended March 31, 2022, a 48% increase from the corresponding prior year period, alongside an increase in load factor. Additionally, our RASM was favorably impacted by total revenue per passenger due to a 37% increase in fare revenue per passenger and a 32% increase in ancillary revenue per passenger as well as a 4.3% increase in load factors during the three months ended March 31, 2022, compared to the corresponding prior year period.

Operating Expenses

	Three Months Ended March 31,				Cost per ASM
	2022	2021	Change		2022		2021		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$215	$84	$131	156%	2.89	¢	1.82	¢	59%
Salaries, wages and benefits	172	139	33	24%	2.31		3.03		(24)%
Aircraft rent	128	138	(10)	(7)%	1.72		3.01		(43)%
Station operations	105	70	35	50%	1.41		1.52		(7)%
Sales and marketing	32	17	15	88%	0.43		0.37		16%
Maintenance materials and repairs	34	26	8	31%	0.46		0.57		(19)%
Depreciation and amortization	13	8	5	63%	0.17		0.17		—%
CARES Act credits	—	(136)	136	N/M	—		(2.96)		N/M
Transaction and merger-related costs	11	—	11	N/M	0.15		—		N/M
Other operating expenses	48	17	31	182%	0.65		0.36		81%
Total operating expenses	$758	$363	$395	109%	10.19	¢	7.89	¢	29%

Operating statistics:
Available seat miles (ASMs) (millions)	7,442	4,592	2,850	62%
Average stage length (statute miles)	995	973	22	2%
Departures	38,584	24,409	14,175	58%
CASM (excluding fuel) (¢)	7.30	6.07	1.23	20%
Adjusted CASM (excluding fuel) (¢)	7.15	8.96	(1.81)	(20)%
Fuel cost per gallon ($)	2.99	1.88	1.11	59%
Fuel gallons consumed (thousands)	71,993	44,501	27,492	62%
__________________
(a)CASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest

	Three Months Ended March 31,
	2022		2021
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		10.19		7.89
Aircraft fuel	(215)	(2.89)	(84)	(1.82)
CASM (excluding fuel)		7.30		6.07
Transaction and merger-related costs(b)	(11)	(0.15)	—	—
Early lease termination costs(c)	—	—	(4)	(0.08)
CARES Act – grant recognition and employee retention credits(d)	—	—	136	2.97
Adjusted CASM (excluding fuel)(e)		7.15		8.96
Aircraft fuel	215	2.89	84	1.82
Adjusted CASM		10.04		10.78
Net interest expense (income)	8	0.10	21	0.47
CARES Act – write-off of deferred financing costs due to paydown of loan(f)	(7)	(0.09)	—	—
CARES Act – mark to market impact for warrants(g)	—	—	(20)	(0.43)
Adjusted CASM + net interest(h)		10.05		10.82

CASM		10.19		7.89
Net interest expense (income)	8	0.10	21	0.47
CASM + net interest		10.29		8.36
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)Represents $8 million in transaction costs, including banking, legal and accounting fees, and $3 million in employee retention costs incurred in connection with the anticipated merger with Spirit Airlines.
(c)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the three months ended March 31, 2021, we incurred $4 million in aircraft rent costs relating to the acceleration and resulting changes to our lease return obligations.
(d)Represents the recognition of $125 million of net grant funding received from the Treasury for payroll support during the three months ended March 31, 2021 as part of the PSP2 Agreement under the CARES Act, along with $11 million of CARES Employee Retention Credits.
(e)Adjusted CASM (excluding fuel) is included as a supplemental disclosure because we believe that excluding aircraft fuel is useful to investors as it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. The price of fuel, over which we have limited control, impacts the comparability of period-to-period financial performance, and excluding the price of fuel allows management an additional tool to understand and analyze our non-fuel costs and core operating performance, and increases comparability with other airlines that also provide a similar metric. Adjusted CASM (excluding fuel) is not determined in accordance with GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(f)On February 2, 2022, we repaid the Treasury Loan which resulted in a one-time write-off of the remaining $7 million in unamortized deferred financing costs related to the Treasury Loan. This amount is a component of interest expense.
(g)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of our IPO and the resulting reclassification of warrants from liability-based awards to equity-based awards, as of April 6, 2021, we no longer mark to market the warrants.
(h)Adjusted CASM including net interest is included as a supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense increased by $131 million, or 156%, during the three months ended March 31, 2022, as compared to the corresponding prior year period. The increase was primarily due to a 59% increase in fuel rates and the 62% increase in fuel gallons consumed due to the higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $33 million, or 24%, during the three months ended March 31, 2022, as compared to the corresponding prior year period. The increase was primarily due to higher crew expenses driven by an escalation in credit hours as a result of more capacity and the expansion in salaried support staff costs and employee benefit expenses for the three months ended March 31, 2022, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense decreased by $10 million, or (7)%, during the three months ended March 31, 2022, as compared to the corresponding prior year period, primarily due to the payback of lease deferrals from 2020 recognized in 2021, while no lease deferrals were paid for the three months ended March 31, 2022. The decrease related to lease deferrals was partially offset by the increase in our fleet period-over-period.

Station Operations. Station operations expense increased by $35 million, or 50%, during the three months ended March 31, 2022, as compared to the corresponding prior year period, due to a 58% increase in departures and a 67% increase in passengers as demand continues to recover from the COVID-19 pandemic. In addition, we experienced a favorable impact of $8 million during the three months ended March 31, 2021 related to deferral agreements on certain leases with our airport facilities that were negotiated to manage liquidity during the recovery of the COVID-19 pandemic, which had no impact in 2022. These increases were partially offset by the fixed nature of certain charges.
Sales and Marketing. Sales and marketing expense increased by $15 million, or 88%, during the three months ended March 31, 2022, as compared to the corresponding prior year period, primarily due to higher credit card processing fees resulting from the 123% increase in revenue, in addition to increased sales support and advertising expenses. The following table presents our distribution channel mix:

	Three Months Ended March 31,
Distribution Channel	2022	2021	Change
Our website, mobile app and other direct channels	71%	72%	(1)	pt
Third-party channels	29%	28%	1	pt
Maintenance Materials and Repairs. Maintenance materials and repair expense increased by $8 million, or 31% during the three months ended March 31, 2022, as compared to the corresponding prior year period, primarily due to higher flight hours with a corresponding 12% increase in aircraft in service and higher utilization per aircraft compared to the corresponding prior year period. These increases were offset by a decrease in volume and extent of planned maintenance checks during the three months ended March 31, 2022, as compared to the corresponding prior year period.
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 63%, during the three months ended March 31, 2022 as compared to the corresponding prior year period, primarily due to an increase in capitalized maintenance.
CARES Act Credits. CARES Act credits decreased by $136 million during the three months ended March 31, 2022, as compared to the corresponding prior year period. During the three months ended March 31, 2022, we did not recognize any CARES Act credits due to cessation of the program in 2021. During the three months ended March 31, 2021, we recognized $125 million of the payroll support grant received from the Treasury as part of the PSP2 Agreement under the CARES Act, and $11 million in CARES Employee Retention Credits.

Transaction and Merger-Related Costs. As a result of the anticipated merger with Spirit, we incurred $11 million in related costs during the three months ended March 31, 2022, including $8 million in transaction costs which relate mostly to banking, legal and accounting fees, and $3 million in employee retention costs.
Other Operating Expenses. Other operating expenses increased by $31 million, or 182%, during the three months ended March 31, 2022, as compared to the corresponding prior year period. The increase was driven primarily by increases in travel expenses relating to crew accommodations, an $8 million decrease in sale leaseback gains due to more aircraft deliveries in the three months ended March 31, 2021, as compared to the three months ended March 31, 2022, and higher general and administrative costs and other operating costs due to an increase in capacity as demand continues to recover from the COVID-19 pandemic.
Other Income (Expense). Other income (expense) decreased by $13 million, or (62)%, during the three months ended March 31, 2022, as compared to the corresponding prior year period. The decrease was primarily due to $20 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan during the three months ended March 31, 2021. As a result of our IPO and the resulting reclassification of warrants from liability-based awards to equity based awards, as of April 6, 2021, we no longer mark to market the warrants. This decrease in expense during the three months ended March 31, 2022 was offset by a $7 million loss from the extinguishment of debt from the write-off of unamortized deferred financing costs associated with the Treasury Loan.
Income Taxes. Our effective tax rate for the three months ended March 31, 2022 was a benefit of 24.8%, compared to a benefit of 19.5% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 is higher than the statutory rate primarily due to the non-deductibility of certain executive compensation costs and other employee benefits. The effective tax rate for the three months ended March 31, 2021 includes the impact of the non-deductible interest from the mark to market adjustments from the issued warrants as part of our participation in the PSP, PSP2 and Treasury Loan partly offset by excess tax benefits associated with our stock-based compensation arrangements.

Reconciliation of Net income (loss) to Adjusted net income (loss), EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR

	Three Months Ended March 31,
	2022	2021

	(in millions)
Non-GAAP financial data (unaudited):
Adjusted net income (loss)(a)	$(109)	$(173)
EBITDA(a)	$(140)	$(84)
EBITDAR(b)	$(12)	$54
Adjusted EBITDA(a)	$(129)	$(216)
Adjusted EBITDAR(b)	$(1)	$(82)
__________________
(a)Adjusted net income (loss), EBITDA and Adjusted EBITDA are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of net income and EBITDA are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
Adjusted net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted net income (loss), EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; Adjusted net income (loss), EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness or possible cash requirements related to our warrants; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate Adjusted net income (loss), EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of Adjusted net income (loss), EBITDA and Adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of Net income and EBITDA, including Adjusted net income (loss) and Adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
For the foregoing reasons, each of Adjusted net income (loss), EBITDA and Adjusted EBITDA has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.
(b)EBITDAR and Adjusted EBITDAR are included as a supplemental disclosure because we believe them to be useful solely as valuation metrics for airlines as their calculations isolate the effects of financing in general, the accounting effects of capital spending and acquisitions (primarily aircraft, which may be acquired directly, directly subject to acquisition debt, by capital lease or by operating lease, each of which is presented differently for accounting purposes), and income taxes, which may vary significantly between periods and for different airlines for reasons unrelated to the underlying value of a particular airline. However, EBITDAR and Adjusted EBITDAR are not determined in accordance with GAAP, are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, EBITDAR and Adjusted EBITDAR, as presented, may not be directly comparable to similarly titled measures presented by other companies. In addition, EBITDAR and Adjusted EBITDAR should not be viewed as a measure of overall performance since they exclude aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. Accordingly, you are cautioned not to place undue reliance on this information.

	Three Months Ended March 31,
	2022	2021

	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(121)	$(91)
Non-GAAP Adjustments(a):
Transaction and merger-related costs	11	—
Early lease termination costs	—	4
CARES Act – grant recognition and employee retention credits	—	(136)
CARES Act – write-off of deferred financing costs due to paydown of loan	7	—
CARES Act – mark to market impact for warrants	—	20
Pre-tax impact	18	(112)
Tax benefit (expense) related to non-GAAP adjustments	(6)	30
Adjusted net income (loss)	$(109)	$(173)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(121)	$(91)
Plus (minus):
Interest expense	9	22
Capitalized interest	(1)	(1)
Income tax expense (benefit)	(40)	(22)
Depreciation and amortization	13	8
EBITDA	(140)	(84)
Plus: Aircraft rent	128	138
EBITDAR	$(12)	$54

EBITDA	$(140)	$(84)
Plus (minus)(a):
Transaction and merger-related costs	11	—
Early lease termination costs	—	4
CARES Act – grant recognition and employee retention credits	—	(136)
Adjusted EBITDA	(129)	(216)
Plus: Aircraft rent(b)	128	134
Adjusted EBITDAR	$(1)	$(82)
__________________
(a)See “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest” above for a discussion on adjusting items.
(b)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $4 million for the three months ended March 31, 2021, for costs incurred due to the early termination of our A319 leased aircraft. See footnote (c) under the caption “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest.”

Comparative Operating Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2022 and 2021. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the prior year period, as well as against the performance of our peers.

	Three Months Ended March 31,			Percent
	2022	2021		Change
Operating statistics (unaudited)(a)
Available seat miles (ASMs) (millions)	7,442	4,592		62%
Departures	38,584	24,409		58%
Average stage length (statute miles)	995	973		2%
Block hours	106,537	64,467		65%
Average aircraft in service	110	98		12%
Aircraft – end of period	112	107		5%
Average daily aircraft utilization (hours)	10.8	7.3		48%
Passengers (thousands)	5,428	3,252		67%
Average seats per departure	193	193		—%
Revenue passenger miles (RPMs) (millions)	5,524	3,211		72%
Load Factor (%)	74.2%	69.9%	4.3	pts
Fare revenue per passenger ($)	42.20	30.83		37%
Non-fare passenger revenue per passenger ($)	66.18	49.75		33%
Other revenue per passenger ($)	3.10	2.80		11%
Total revenue per passenger ($)	111.48	83.38		34%
Total revenue per available seat mile (RASM) (¢)	8.13	5.91		38%
Cost per available seat mile (CASM) (¢)	10.19	7.89		29%
CASM (excluding fuel) (¢)	7.30	6.07		20%
CASM + net interest (¢)	10.29	8.36		23%
Adjusted CASM (¢) (b)	10.04	10.78		(7)%
Adjusted CASM (excluding fuel) (¢) (b)	7.15	8.96		(20)%
Adjusted CASM + net interest (¢) (b)	10.05	10.82		(7)%
Fuel cost per gallon ($)	2.99	1.88		59%
Fuel gallons consumed (thousands)	71,993	44,501		62%
Employees (FTE)	5,545	4,922		13%
__________________
(a)See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)For a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Liquidity, Capital Resources and Financial Position
Overview
As of March 31, 2022, we had $727 million of cash and cash equivalents. We had $352 million of total debt, net, of which $145 million is short-term debt. Our total debt, net is comprised of our $200 million pre-delivery payment facility (“PDP Financing Facility”), $66 million in PSP Promissory Notes, $18 million in secured indebtedness for our headquarters building, and a $71 million pre-purchased miles facility with Barclays, partly offset by $3 million in deferred debt acquisition costs and other discounts.

On February 2, 2022, we repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the three months ended March 31, 2022. By repaying the amounts outstanding under the Treasury Loan, our co-brand credit card program and related brand assets that collateralized the Treasury Loan are now unencumbered.
On February 5, 2022, we entered into the Merger Agreement with Merger Sub and Spirit. The Merger Agreement provides that, among other things, the Merger Sub will be merged with and into Spirit, with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of ours. Subsequent to the closing of the Merger and at the effective time of the Merger, each share of common stock of Spirit, par value $0.0001 per share, issued and outstanding (other than shares owned by us, Spirit, or their respective subsidiaries immediately prior to the effective time) will be converted into the right to receive 1.9126 shares of our common stock, par value $0.001 per share, and $2.13 per share in cash, without interest. Based on the number of outstanding shares as of the close of business on April 29, 2022, as disclosed in Spirit’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022, our cash requirement will be approximately $231 million in the aggregate, payable at the closing of the Merger.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of March 31, 2022, we are in compliance with all of our covenants, except we have obtained a waiver of relief for the covenant provisions through the second quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
The following table presents the major indicators of our financial condition and liquidity.

	March 31, 2022	December 31, 2021

	(in millions, except percentages)
Cash and cash equivalents	$727	$918
Total current assets, excluding cash and cash equivalents	$149	$119
Total current liabilities, excluding current maturities of long-term debt and operating leases	$857	$755
Current maturities of long-term debt, net	$145	$127
Long-term debt, net	$207	$287
Stockholders’ equity	$409	$530
Debt to capital ratio	46%	44%
Debt to capital ratio, including operating lease obligations	87%	84%
Use of Cash and Future Obligations
Our cash requirements, and ability to generate the cash flow, have been and continue to be, adversely impacted by the COVID-19 pandemic. However, we expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents and cash flows from operating activities. We expect to meet our long-term cash requirements, which includes the potential merger with Spirit, with cash flows from operating and financing activities, including, but not limited to, potential future borrowings on our credit facility and/or potential issuance of debt or equity. Our primary uses of cash are for working capital, aircraft pre-delivery payments, debt repayments, capital expenditures and maintenance reserve deposits.
Our single largest capital commitment relates to the acquisition of aircraft. As of March 31, 2022, we operated all of our 112 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of March 31, 2022, we had $285 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of March 31, 2022 our PDP Financing Facility had $200 million outstanding which was drawn to capacity. As of March 31, 2022, we had an obligation to purchase 232 A320neo family aircraft to be delivered by 2029, five of which had committed operating leases for 2022 deliveries. We are evaluating financing options for the remaining aircraft.
Additionally, we are required by some of our aircraft leases to pay maintenance reserves to our respective aircraft lessors in advance of our performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed-upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During each of the three months ended March 31, 2022 and 2021, we made $4 million in maintenance deposit payments to our lessors. As of March 31, 2022, we had $114 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheets, of which $12 million was included in accounts receivable because the eligible maintenance had been performed.
The following table summarizes current and long-term material cash requirements as of March 31, 2022, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt(a)	$114	$97	$6	$—	$—	$138	$355
Interest commitments(b)	6	4	2	2	3	8	25
Operating lease obligations	345	442	425	403	339	963	2,917
Flight equipment purchase obligations	681	1,215	1,450	1,755	2,346	6,218	13,665
Maintenance deposit obligations(c)	2	3	3	3	4	9	24
Total	$1,148	$1,761	$1,886	$2,163	$2,692	$7,336	$16,986
__________________
(a)Includes principal only associated with our PDP Financing Facility due through 2024, our floating rate building note through 2023, our affinity card unsecured debt due through 2029, and the PSP Promissory Notes through 2031. See “Notes to Condensed Consolidated Financial Statements — 7. Debt”.
(b)Represents interest on long-term debt.
(c)Represents fixed maintenance reserve payments for aircraft including estimated amounts for contractual price escalations.
Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Commitments and Contingencies” for additional discussion on our commitments.

Cash Flows
The following table presents information regarding our cash flows in the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in millions)
Net cash provided by (used in) operating activities	$(87)	$30
Net cash provided by (used in) investing activities	(33)	7
Net cash provided by (used in) financing activities	(71)	14
Net increase (decrease) in cash, cash equivalents and restricted cash	(191)	51
Cash, cash equivalents and restricted cash at beginning of period	918	378
Cash, cash equivalents and restricted cash at end of period	$727	$429
Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities totaled $87 million, which was driven by a $121 million net loss and non-cash adjustments totaling $24 million, partly offset by inflows from changes in operating assets and liabilities of $58 million.
The $58 million of inflows from changes in operating assets and liabilities includes:
•$90 million in increases in our air traffic liability as a result of increased bookings;
•$6 million in increases in other liabilities driven by growth in the business, reflected primarily through increases in our passenger tax accounts of $15 million, aircraft maintenance of $14 million and accrued fuel of $10 million, partially offset by a $26 million payment to FAPAInvest, LLC for their phantom equity units; and
•$5 million in increases in accounts payable; partly offset by
•increases in other long-term assets of $17 million driven by increases in deferred taxes and prepaid maintenance; increases in supplies and other current assets of $13 million driven by growth in the business including increased fuel balances; increase in accounts receivable of $9 million driven by increases in bookings; and a $4 million increase in aircraft maintenance deposits.
Our net loss of $121 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$40 million in deferred tax benefits; and
•$7 million in gains recognized on sale-leaseback transactions; partially offset by
•$13 million in depreciation and amortization;
•$7 million in losses from the extinguishment of debt; and
•$3 million in stock-based compensation expense.
During the three months ended March 31, 2021, net cash provided by operating activities totaled $30 million, which was driven by cash inflows from changes in operating assets and liabilities of $127 million, partly offset by a $91 million net loss resulting from the significant impact of COVID-19 pandemic on our operations and $6 million in non-cash adjustments.
The $127 million of inflows from changes in operating assets and liabilities includes:
•$95 million in increases in our air traffic liability due to increased demand; and

•$71 million in increases in other liabilities as our operational related accruals increased during the first quarter of 2021 in line with demand, capacity and overall departure increases; partially offset by
•increases in accounts receivable primarily due to higher credit card receivables and increases in our supplies and other current asset balances.
Our net loss of $91 million was also adjusted by the following non-cash items to arrive at cash provided by operating activities:
•$22 million in deferred tax benefits; and
•$15 million in gains recognized on sale-leaseback transactions; partially offset by
•$20 million in unrealized losses on the mark to market adjustments for our warrant liability with the Treasury;
•$8 million in depreciation and amortization; and
•$3 million in stock-based compensation expense.
In response to the COVID-19 pandemic, beginning in 2020, we were granted payment deferrals on leases included in our right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in our right-of-use assets. As these deferred payments are made, we will recognize the deferred payments in aircraft rent or station operations, as applicable, in the condensed consolidated statements of operations. There were no deferrals or payments, and therefore no impact to aircraft rent or station operations within the condensed consolidated statements of operations for the three months ended March 31, 2022. The deferrals for three months ended March 31, 2021 decreased operating cash flows and unfavorably impacted our results of operations by $11 million, including a $19 million unfavorable impact to aircraft rent and an $8 million favorable impact to station operations. As of March 31, 2022, we had paid back all of our aircraft rent deferrals, and had $11 million in station deferrals which will be recognized to station operations within the condensed consolidated statements of operations in future periods as the deferrals are repaid.
As of March 31, 2022, we did not have any other off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.
Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities totaled $33 million, driven by:
•$25 million in net payments for pre-delivery deposits;
•$7 million in cash outflows for capital expenditures; and
•$1 million in cash outflows relating to other investing activities.
During the three months ended March 31, 2021, net cash provided by investing activities totaled $7 million, driven by:
•$12 million in net refunds from pre-delivery deposits; partially offset by
•$3 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activities.
Financing Activities
During the three months ended March 31, 2022, net cash used in financing activities was $71 million, driven by:
•$165 million in cash outflows from principal repayments on long-term debt, which includes the paydown of the $150 million Treasury Loan and $15 million in PDP Financing Facility payments; and

•$3 million in cash outflows for payments related to minimum tax withholdings of share-based awards; partially offset by
•$97 million in cash proceeds from debt issuances, made up of a $56 million draw on our Barclays facility and $41 million in draws on our PDP Financing Facility.
During the three months ended March 31, 2021, net cash provided by financing activities was $14 million, driven by:
•$26 million in cash proceeds from debt issuances, made up of $14 million in draws on our PDP Financing Facility and $12 million in borrowings related to the PSP2 Promissory Note; and
•$13 million cash inflows from sale-leaseback transactions related to A320 family aircraft delivered during the three months ended March 31, 2021; partially offset by
•$22 million in cash outflows from principal repayments on long-term debt, which includes $22 million in PDP Financing Facility payments; and
•$3 million in cash outflows for payments related to minimum tax withholdings of share-based awards.
Critical Accounting Policies and Estimates
For information regarding our critical accounting policies and estimates, see ”Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2021 Annual Report.
Recently Adopted Accounting Pronouncements
See “Notes to Condensed Consolidated Financial Statements —1. Summary of Significant Accounting Policies” included in Part II, Item 8 of our 2021 Annual Report for a discussion of recent accounting pronouncements.

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 28% and 23% of total operating expenses for the three months ended March 31, 2022 and 2021, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense over the last 12 months by approximately $71 million.
Our strategy has been primarily to purchase out-of-the-money call options which are intended to provide protection against a large upward movement in fuel prices, while also allowing us to participate in any material fall in fuel prices. As of March 31, 2022 and December 31, 2021 we had no fuel derivative contracts outstanding; however historically we measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements.
Interest Rates. As of March 31, 2022 we are subject to market risk associated with changing interest rates, due to LIBOR-based interest rates on our PDP Financing Facility, floating rate building note and our affinity card advance purchase of mileage credits. During the three months ended March 31, 2022, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
With respect to the PDP Financing Facility, we are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine year swap rate. As part of our risk management program, we historically have entered into contracts in order to limit the exposure to fluctuations in interest rates. We did not enter into any swaps during the three months ended March 31, 2022 and 2021. As of March 31, 2022, we have no interest rate hedges outstanding.
Foreign Exchange. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Mexican peso and the Dominican Republic peso. Our revenue is U.S. dollar denominated.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision related to our common stock. The risks and uncertainties described below may not be the only ones we face, and many of such risks have been and will be exacerbated by the coronavirus (“COVID-19”) pandemic. If any of these risks should occur, our business, results of operations, financial condition or growth prospects could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Industry
The COVID-19 pandemic and measures to reduce its spread have had, and are expected to continue to have, a material adverse impact on our business, results of operations and financial condition.
COVID-19 has spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and the implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions, closures or recommendations against air travel and the implementation of mandatory quarantine periods after travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to the COVID-19 pandemic, we have significantly reduced capacity from our original plan and will continue to evaluate the need for further flight schedule adjustments. Although we have seen significant recovery of demand through the quarter ended March 31, 2022, as compared to the corresponding prior year period, we are unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its respective subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel. We are closely monitoring the impact of the Omicron variant, and any new variants or subvariants, and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to these variants.
In response to the impacts of the COVID-19 pandemic, beginning in March 2020, we have taken measures to address the significant cash outflows resulting from the sharp decline in demand and we continue to evaluate options should the lack of demand for air travel continue beyond the near term. During 2020 and 2021, and through March 31, 2022, we also reduced our flight schedule to match demand levels and implemented various other initiatives to reduce costs and manage liquidity including, but not limited to:
•reducing planned headcount increases;
•reducing employee-related costs, including:
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
•reaching agreements with major vendors, which are primarily related to many of our aircraft and engine leases as well as airports, for deferral of payments;
•delaying non-essential maintenance projects;
•reducing non-essential capital projects;
•securing current funding and future liquidity from the CARES Act, as well as other financing sources; and
•amending certain debt covenant metrics to align with current and expected demand.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. On April 30, 2020 we entered into a Payroll Support Program Agreement with the U.S. Department of the Treasury (the “Treasury”) to receive funding through the Payroll Support Program (the “PSP”) over the second and third quarters of 2020. On September 28, 2020, we entered into a Loan and Guarantee Agreement (the “Treasury Loan Agreement”) with the Treasury for a secured term loan facility (the “Treasury Loan”); on January 15, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Extension Agreement (the “PSP2 Agreement”); and on April 29, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Program 3 Agreement. The funding we received is subject to significant restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”
Additionally, we also outsource certain critical business activities to third parties, and we depend on a limited number of suppliers for our aircraft and engines. As a result, we have increased our reliance on the successful implementation and execution of the business continuity planning of such third-party service providers in the current environment. If one or more of such third parties experience operational failures as a result of the impacts of the COVID-19 pandemic or due to sanctions imposed by the United States and foreign government bodies in response to the recent conflict between Russia and Ukraine, or claim that they cannot perform due to a force majeure event, it may have a material adverse impact on our business, results of operations and financial condition.
The extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic; the efficacy and adherence rates of COVID-19 vaccines; the impact of existing and future governmental regulations, travel advisories, testing regimes and restrictions that are imposed in response to the COVID-19 pandemic; additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the COVID-19 pandemic; and the impact of the COVID-19 pandemic on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global economies and financial markets, which may reduce our ability to access capital on favorable terms or at all, and increase the cost of capital. In addition, a recession, depression or other sustained adverse economic event, including, but not limited to, an inflationary economic environment and the disruption, instability and volatility in global markets as a result of international conflicts, such as the recent conflict between Russia and Ukraine, would materially adversely impact our business and the value of our common stock. The COVID-19 pandemic makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further significant decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.
We are also dependent upon successful COVID-19 vaccines, including an efficient distribution, sufficient supply and significant uptake by the general public, in order to normalize economic conditions, the airline industry and our business operations and to realize our growth plans and business strategy. We cannot predict if or when we will be able to resume full normal operations. The failure of a vaccine, including to the extent it is not effective against the future variants of the virus, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, results of operations and financial condition. Legally required vaccine mandates have been imposed and have resulted in multiple unresolved court challenges, some of which remain ongoing. We cannot predict what policies we may elect to or be required to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel.
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
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with legacy network carriers, low-cost carriers (“LCCs”) and ultra low-cost carriers (“ULCCs”). Competition on most of the routes we presently serve is significant, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face little or no competition. In almost all instances, our competitors are larger than us and possess significantly greater financial and other resources than we do.
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
In addition, airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. For instance, in 2017 there was widespread capacity growth across the United States, including in many of the markets in which we operate. In particular, during 2017, both Southwest Airlines and United Airlines increased their capacity in Denver. The domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons, including, for example, actions by American Airlines in 2015 and United Airlines in 2017 to match fares offered in many of their markets by ULCCs, with resulting material adverse effects on the revenues of the airlines involved. The increased capacity across the United States in 2017 exacerbated the competitive pricing environment, particularly beginning in the second quarter of 2017, and this activity continued throughout 2018 and the first half of 2019. Given the decreased demand resulting from the COVID-19 pandemic, we expect significant competition, including price competition, at least in the short term and as the U.S. market continues to recover. If we continue to experience increased competition our business, results of operations and financial condition could be materially adversely affected.
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
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies. Additionally, several new market entrants, including Avelo Airlines and Breeze Airways, have commenced, or announced their intent to commence, operations, which could present further competition should they develop ULCC strategies. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their network. A competitor adopting a ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to execute a ULCC strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, our business, results of operations and financial condition could be materially adversely affected.
There has been significant consolidation within the airline industry, including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, Alaska Airlines and Virgin America, and our pending merger with Spirit Airlines, Inc. (“Spirit”). In the future, there may be additional consolidation in the airline industry.

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
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 28% and 23% of our operating expenses for the three months ended March 31, 2022 and 2021, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly, as occurred in 2021 and early 2022. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft, we operate and have on order. See also “Risks Related to Our Business—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.” Aircraft fuel expense increased 156%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to a 59% increase in price per gallon to $2.99 and a significant increase in fuel consumption due to higher utilization and more operating aircraft. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. In particular, the recent conflict between Russia and Ukraine has caused shortages in the availability of aircraft fuel, including as a result of targeted sanctions and export control measures imposed by the United States and foreign government bodies. Although, for the three months ended March 31, 2022 any such shortages have not been material, there is no assurance that the shortages will not become more severe, and we cannot predict the continued impact of these sanctions and export control measures, or the impact of any further retaliatory actions that may be taken by Russia and the U.S. and foreign government bodies. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular have resulted, and could continue to result, in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
As of March 31, 2022, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges therefore had no impact within our condensed consolidated statement of operations for the three months ended March 31, 2022. We cannot assure you our fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
Restrictions on, or increased taxes applicable to, charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the three months ended March 31, 2022 and 2021, we generated non-fare passenger revenues of $359 million and $162 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as service fees, baggage fees, seat selection fees and other passenger-related revenue and is a component of passenger revenue within the condensed consolidated statements of operations. The U.S. Department of Transportation (“DOT”) has rules governing many facets of the airline-consumer relationship including, for instance, unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, consumer notice and disclosure requirements, consumer complaints, airline advertising and marketing practices, codeshare disclosure, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, customer service commitments and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.

The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Federal Aviation Administration (“FAA”) Reauthorization Act of 2018 provided for several new requirements and rulemakings related to airlines including, but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty-period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii)

development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or other mobility aids and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty-period limitations and rest requirements. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. In July 2021, the DOT issued a notice of proposed rulemaking requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. See also “—We are subject to extensive regulation by the FAA, the DOT, TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
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
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from an inflationary economic environment and/or reactions to the COVID-19 pandemic, have historically impaired airline economics. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, including due to the disruption, instability and volatility in global markets resulting from the recent conflict between Russia and Ukraine, it could have a material adverse effect on our business, results of operations and financial condition. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels have had, and may continue to have, a severe and prolonged effect on the global economy generally and, in turn, may continue to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of the COVID-19 pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-pandemic levels, if at all.
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
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvements at airports at which we operate, aircraft and engine defects, FAA grounding of aircraft, increased security measures, new travel-related identification requirements, taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Flight delays caused by these factors may frustrate passengers and may increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The federal government also controls airport security. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. Federal government slowdowns or shutdowns may further impact the availability of federal resources, such as air traffic controllers and security personnel, necessary to provide air traffic control and airport security. Staffing shortages, such as those recently experienced at the Jacksonville Air Traffic Control Center during the first quarter of 2022 and which continue into the second quarter, can cause delays or cancellations of flights or may impact our ability to take delivery of aircraft or expand our route network or airport footprint. In addition, U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Further, implementation of the Next Generation Air Transport System, or NextGen, by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and other lawsuits, resulting in increased costs. The U.S. Congress could enact legislation that could impose a wide range of consumer protection requirements, which could increase our costs of doing business.
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
The success of our operations and our future growth is dependent on a number of federal agencies, specifically the FAA, the DOT and the U.S. Transportation Security Administration (“TSA”). In the event of a slowdown or shutdown of the federal government, such as those experienced in October 2013 and December 2018 through January 2019, certain functions of these and other federal agencies may be significantly diminished or completely suspended for an indefinite period of time, the conclusion of which is outside of our control. During such periods, it may not be possible for us to obtain the operational approvals and certifications required for events that are critical to the successful execution of our operational strategy, such as the delivery of new aircraft or the implementation of new routes. Additionally, there may be an impact on critical airport operations, particularly security, air traffic control and other functions that could cause airport delays and flight cancellations and negatively impact consumer demand for air travel.
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
On January 17, 2022, various executives of U.S. passenger airlines and cargo carriers, and airline industry associations, warned the U.S. federal government of the potential adverse impact the imminent deployment of AT&T and Verizon’s new 5G C-band service would have on U.S. aviation operations. According to aviation leaders, the deployment of the new 5G C-band service could cause, among other consequences, operational and security issues, interference with critical aircraft instruments and adverse impact to low-visibility operations. Any of these consequences could potentially cause flight cancellations, diversions and delays, or could result in damage to our aircraft and other equipment and a diminished margin of safety in airline operations. On January 18, 2022, AT&T and Verizon agreed to delay the implementation of 5G C-band service near airports while working with the FAA to develop long-term mitigations to support safe aviation operations. While AT&T and Verizon agreed to delay the activation of 5G transmitters in close proximity to airports, they did move forward with the activation of a vast majority of 5G transmitters away from airports, and we expect they will continue expanding their 5G C-band service through the spring of 2022. As a result, the FAA has taken precautionary steps to mitigate any remaining interference risks, which have resulted in minimal impacts to our operations, particularly in low-visibility conditions at certain airports. We cannot predict if any new requirements or restrictions will be imposed on airlines by the DOT, the FAA or other government agencies, but any such requirement or restriction could have an adverse effect on our operations and any sustained impact to our operations could adversely affect our business, results of operations and financial condition.
Risks Related to the Merger
The pendency of the proposed Merger may cause disruption in our business.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit and Top Gun Acquisition Corp., a direct wholly-owned subsidiary of ours (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as a wholly-owned subsidiary of ours.
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
We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. We may also incur unanticipated costs in connection with our integration with Spirit’s business. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.
Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.
The Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including among other things, (i) approval of the transactions by Spirit’s stockholders, (ii) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals including the receipt of all consents, registrations, notices, waivers, exemptions, approvals, confirmations, clearances, permits, certificates, orders, and authorizations of the U.S. Department of Justice (“DOJ”), the Federal

Trade Commission, the FAA, the DOT, and the Federal Communications Commission (“FCC”); (iii) the absence of any law or order prohibiting the consummation of the transactions; (iv) the effectiveness of the registration statement to be filed by us and Spirit with the SEC pursuant to the Merger Agreement; (v) the authorization and approval for listing on Nasdaq of the shares of our common stock to be issued to holders of Spirit’s common stock in the Merger; (vi) the absence of any material adverse effect (as defined in the Merger Agreement) on either party; (vii) the accuracy of the parties’ respective representations and warranties in the Merger Agreement, subject to specified materiality qualifications; and (viii) compliance by the parties with their respective covenants in the Merger Agreement in all material respects.
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
The Merger will also not be completed should Spirit terminate the Merger Agreement in accordance with its terms to accept the JetBlue proposal. Such a termination has not occurred as of the date of this report and, on May 2, 2022, Spirit announced that its board of directors had determined not to pursue the JetBlue proposal.
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
Although we and Spirit have agreed to use reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, including from the FCC, the FAA, the DOJ and the DOT, subject to certain limitations such as the expiration or earlier termination of relevant waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Merger, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after completion of the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.
Although we expect that the Merger will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of such synergies and other challenges.
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
Even if the operations of our business and Spirit’s business are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies that are expected. These benefits may not be achieved within the anticipated time frame or at all. Additional unanticipated costs, which could be material, may also be incurred in the integration of our business and Spirit’s business. Further, it is possible that there could be loss of key Frontier or Spirit employees, loss of customers, disruption of either or both of our or Spirit’s ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated.
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

We may face challenges in integrating our computer, communications and other technology systems.
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
Following the closing, we will become bound by all of the obligations and liabilities of the Company and Spirit. Neither we nor Spirit can predict the financial condition of the Company or Spirit at the time of that combination or our ability to satisfy the obligations and liabilities of the combined company.
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
We and Spirit are both highly unionized companies. The process for integrating labor groups in an airline merger is governed by a combination of the United States Railway Labor Act (“RLA”), the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. Pending operational integration, it is generally necessary to maintain a “fence” between employee groups, during which time the combined company will keep the employee groups separate and apply the terms of the existing collective bargaining agreements unless other terms have been negotiated.
Under the RLA, the National Mediation Board (“NMB”) has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the NMB has authority to resolve include (i) whether the merger has created a “single carrier” for representation purposes; (ii) designation of the appropriate “craft or class”—the RLA term for “bargaining unit”—for bargaining at the combined company on a system wide basis, an issue which typically arises from minor inconsistencies over which positions are included within a particular craft or class at the two companies; and (iii) designation of the representative of each craft or class at the combined company.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a firm commitment to purchase 232 A320neo family aircraft by the end of 2029, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
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
Our low-cost structure is one of our primary competitive advantages. However, we have limited control over some of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, the acquisition and operating cost of aircraft, airport and related infrastructure costs, taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of collective bargaining agreements, which could result in increased labor costs. See “— Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.” Further, in an inflationary environment which is also exhibiting worker and fuel shortages, such as the current U.S. economic environment, depending on airline industry and other economic conditions, we may be unable to manage through the resulting increases in our operating costs. We cannot predict how long the current inflationary period will last or the extent to which high inflation may occur in the U.S. economy in the future. As such, we cannot guarantee we will be able to maintain our relatively low costs. If our costs increase and we are no longer able to maintain a competitive cost structure, it could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to grow or maintain our unit revenues or maintain our non-fare revenues.
A key component of our Low Fares Done Right strategy is attracting customers with low fares and garnering repeat business by delivering a high-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on other ULCCs in the United States. We intend to continue to differentiate our brand and product in order to expand our loyal customer base and grow or maintain our unit revenues and maintain our non-fare revenues. The rising cost of aircraft and engine maintenance may impair our ability to offer low-cost fares, resulting in reduced revenues. Differentiating our brand and product has required, and will continue to require, significant investment, and we cannot assure you that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from the other U.S. ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low base fares or gain market share from the legacy airlines, particularly if the significant excess capacity caused by the COVID-19 pandemic persists.
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
Our business is labor intensive, with labor costs representing approximately 23% and 38% of our total operating costs for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, approximately 88% of our workforce was represented by labor unions. We have ratified labor agreements with several of the labor unions representing our employees, including with the union representing our pilots in January 2019 and with the union representing our flight attendants in May 2019. See “Business—Human Capital Resources” in our 2021 Annual Report. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.

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
We are highly dependent on markets served from airports that are significant to our business, including Orlando, Denver, Las Vegas, Philadelphia and Tampa. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
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

Our existing lease at Denver International Airport was extended and expires in December 2022 with one additional one-year extension option, and in May 2022, we entered into an additional 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. We cannot assure you that renewal of the lease will occur on acceptable terms or at all, or that the new lease will not include additional or increased fees. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, our reputation or brand image could be adversely impacted by any inability to deliver strong operational performance, which we believe helps strengthen our customer loyalty and attract new customers. The DOT publishes statistics regarding measures of customer satisfaction for domestic airlines, including on-time performance and completion factor. Our on-time performance, which measures the percentage of our scheduled flights that were operated by us that were on-time (within 15 minutes) for domestic routes only, was 76.6%, 83.9%, and 73.1% for the years ended December 31, 2021, 2020, and 2019, respectively. Our completion factor, which measures the percentage of our scheduled flights that were completed by us for domestic routes only, whether or not delayed (i.e., not cancelled), was 98.6%, 94.9%, and 98.3% for the years ended December 31, 2021, 2020, and 2019, respectively. The ranges of on-time performance and completion factor for the 10 airlines of significant size in the United States ranged from 68.3% to 90.1% and 96.7% to 99.6%, respectively, and we ranked 7th and 3rd, respectively, for the year ended December 31, 2021. Any sustained inability to maintain or improve our operational performance could result in decreased customer loyalty and, in turn, could significantly harm our brand and reputation and adversely affect our business and financial results.
Moreover, the outbreak and spread of COVID-19 has adversely impacted consumer perceptions of the health and safety of travel, and airline travel in particular, and these negative perceptions, whether or not based in fact, could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights has had, and may continue to have, a material adverse effect on the public’s perception of us, which has harmed, and may continue to harm, our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, such as requiring that facial coverings must be worn by all customers and team members throughout every flight while governmental mask mandates were required and introducing a fogging disinfectant to our already stringent aircraft cleaning and sanitation protocols. We expect that we will continue to incur COVID-19-related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure you that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.

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
We have maintained a high daily aircraft utilization rate prior to the COVID-19 pandemic and expect our utilization rate to increase as the U.S. market continues to recover from the pandemic. Our average daily aircraft utilization was 10.8 hours and 7.3 hours for the three months ended March 31, 2022 and 2021, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand such as has been caused by the COVID-19 pandemic reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
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
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and greenhouse gas (“GHG”) emissions, including CO2 emissions. In particular, ICAO has adopted rules, including those pertaining to the Carbon Offset and Reduction Scheme for International Aviation (“CORSIA”), which will require us to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Business—Government Regulation—Environmental Regulation” in our 2021 Annual Report.
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
In addition, in January 2021, the U.S. Environmental Protection Agency (“EPA”) adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. On November 15, 2021, EPA announced that it will not rewrite the existing airplane GHG emissions standards but will press for ambitious new airplane GHG emission standards at international negotiations organized by ICAO in 2022. The outcome of the legal challenge and the development of new airplane GHG emissions standards cannot be predicted at this time. U.S. commitments announced during President Biden’s April 2021 Leaders Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential effects on our business cannot be predicted at this time.
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
As of March 31, 2022, we had $727 million of total available liquidity in cash and cash equivalents. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and to make scheduled payments on our aircraft-related fixed obligations, including substantial pre-delivery payments (“PDPs”) related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of the COVID-19 pandemic on our financial position and operations.
During the fourth quarter of 2020, we amended our PDP facility (the “PDP Financing Facility”) to provide for a deferral of the fixed charge coverage ratio requirement (the “FCCR Test”) until the fourth quarter of 2021. If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the PDP Financing Facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the PDP Financing Facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. LTV Tests performed subsequent to the deferral of the FCCR Test have not resulted in any required pre-payment of the PDP Financing Facility or posting of additional collateral. Additionally, we have also obtained a waiver of relief for the covenant provisions through the second quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
As of March 31, 2022, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus, CFM International, an affiliate of General Electric Company, and Pratt & Whitney. As of March 31, 2022, we had a firm obligation to purchase 232 A320neo family aircraft by the end of 2029, five of which had a committed operating lease. We intend to evaluate financing options for the aircraft on order. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.
As of March 31, 2022, we had existing aircraft purchase commitments through 2029, all of which are for Airbus A320neo family aircraft. Of the 232 A320neo family aircraft we have committed to purchase by 2029, seven will be equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company, 134 will be equipped with Pratt & Whitney Geared Turbo Fan (“GTF”) engines and we are still evaluating engine options for the remaining 91 aircraft on our order book related to the amendment that was entered into with Airbus in the fourth quarter of 2021. The A320neo family includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. While the A320neo family represents the latest step in the modernization of the A320 family of aircraft, the aircraft only entered commercial service in January 2016, and we are one of the first airlines to utilize the A320neo and LEAP engine. As a result, we are subject to those risks commonly associated with the initial introduction of a new aircraft and engine type, including with respect to the A320neo’s actual, sustained fuel efficiency and other projected cost savings, which may not be realized, as well as the reliability and maintenance costs associated with a new aircraft and engine type. In addition, it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
As of March 31, 2022, the operating leases for four, six, four, eight and twenty aircraft in our fleet were scheduled to terminate during the remainder of 2022, 2023, 2024, 2025 and 2026, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of March 31, 2022, we had a firm obligation to purchase 232 A320neo family aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these new initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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
Furthermore, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our condensed consolidated balance sheet. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses could have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Aircraft Leases—Maintenance Reserves and Aircraft Return Costs” filed in our 2021 Annual Report.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of March 31, 2022, all 112 aircraft in our fleet were financed under operating leases. For the three months ended March 31, 2022 and 2021, we incurred aircraft rent of $128 million and $138 million, respectively, and maintenance costs of $34 million and $26 million, respectively. For the three months ended March 31, 2021, aircraft rent included a $19 million unfavorable impact from the payments of deferral arrangements with our lessors due to the COVID-19 pandemic. For the three months ended March 31, 2022, there were no deferrals or payments, and therefore no impact to aircraft rent within the condensed consolidated statements of operations, as we had paid back the entire amount of our aircraft and engine rent deferrals, which were recognized as aircraft rent within the condensed consolidated statements of operations as the payments were made. As of March 31, 2022 and December 31, 2021, we had future operating lease obligations of approximately $2,410 million and $2,435 million, respectively, and future principal debt obligations of $355 million and $423 million, respectively. For the three months ended March 31, 2022 and 2021, we made cash payments for interest related to debt of $2 million and $1 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus as well as CFM International and Pratt & Whitney for delivery over the next several years.
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
A failure to pay our operating lease, debt, fixed costs, and other obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
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
Although we have significantly reconfigured our network since 2013, our business remains dependent on select large markets and increases in competition or congestion or a reduction in demand for air travel in this market would harm our business.
We are highly dependent on select markets where we maintain a large presence, with 27% and 22% of our flights during the three months ended March 31, 2022 having Orlando International Airport and Denver International Airport as either their origin or destination, respectively. We operate at Orlando International Airport under an operating lease which expires in 2024 and we primarily operate out of Concourse A at Denver International Airport under an operating lease which expires in December 2022 with one additional one-year extension option, and in May 2022, we entered into an additional 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion, which has adversely affected our operating performance and results of operations. We have also experienced increased competition at Denver International Airport since 2017 from carriers adding flights to and from Denver. Additionally, flight operations in both Orlando and Denver can face extreme weather challenges which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions.
Our business could be further harmed by an increase in the amount of direct competition we face in the select markets we operate in or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the select markets we operate in, such as adverse changes in local economic conditions, health concerns, adverse weather conditions, negative public perception of those markets, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
We are subject to extensive regulation by the FAA, the DOT, TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, the DOT and TSA have issued regulations, orders, rulings and guidance relating to the operation, safety and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, consumer notice and disclosure requirements, consumer complaints, airline advertising and marketing practices, codeshare disclosure, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, customer service commitments and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or mobility aids, and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty-period limitations and rest requirements. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. In July 2021, the DOT issued a notice of proposed rulemaking requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation and raising the liability limit for mishandled baggage in domestic air transportation. In addition, the FAA issued its final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft, and could result in the temporary grounding of aircraft types altogether, such as the March 2019 grounding of the Boeing 737 MAX fleet. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership” in our 2021 Annual Report. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Company-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.

International routes are regulated by air transport agreements and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change, as the applicable agreements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by the applicable air transport agreements between the U.S. and foreign governments and our ability to obtain the necessary authority from the U.S. and foreign governments to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals, airport slots and restrictions on competitive practices. We are subject to numerous foreign regulations in the countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business—Government Regulation” in our 2021 Annual Report.
Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business, results of operations, cash flows and financial condition.
Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to operating and maintenance requirements and immigration and security policy and requirements; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; public company reporting requirements; environmental regulation; and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve. To the extent that any such changes have a negative impact on us or the airline industry in general, including as a result of related uncertainty, these changes may materially impact our business, results of operations, cash flows and financial condition.
New U.S. tax legislation may adversely affect our business, results of operations, cash flows and financial condition.
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
If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry has from time to time experienced a shortage of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry is being affected by a pilot shortage. As is common with most of our competitors, we have faced considerable turnover of our employees. These factors have caused us recently to maintain a larger workforce than is immediately necessary for our planned operations in order to maintain network reliability and support planned growth in light of the challenges of hiring and retaining employees under current economic conditions. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel and we may be required to increase wages and/or benefits in order to do so. In addition, we may lose personnel due to the impact of the COVID-19 pandemic including, among other things, employee response to the related health and safety initiatives or to a return to office. Legally required vaccine mandates have been imposed and have resulted in multiple unresolved court challenges, some of which remain ongoing. We cannot predict what policies we may elect to or be required, to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel. Further, we may lose executives as a result of compensation restrictions imposed under the CARES Act. Such restrictions may present retention challenges in the case of executives presented with alternative, non-airline opportunities or with opportunities from airlines that are not subject to such restrictions because they did not participate in the CARES Act Programs or because the restrictions have lifted through time or repayments of the loan programs. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or income tax liabilities may be limited. We may experience ownership changes in the future because of, among other things, shifts in our stock ownership, many of which are outside of our control. If we were to experience an ownership change for purposes of Section 382 of the Code, our ability to use our NOL carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may become subject to limitations, which could result in increased future tax liability to us. Similar rules and limitations may apply under state and foreign tax laws.
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
Many airlines, including the domestic legacy network airlines (American Airlines, Delta Air Lines and United Airlines), have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as Oneworld, SkyTeam and Star Alliance, generally provide for codesharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. In addition, certain of these alliances involve highly integrated antitrust immunized joint ventures. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any marketing alliances or codeshare arrangements with U.S. or foreign airlines, other than the codeshare arrangement we entered into with Volaris in 2018. Our lack of membership in any other marketing alliances and codeshare arrangements puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our business, results of operations and financial condition.
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
•media reports and publications about the safety of our aircraft or the type of aircraft we operate;
•new regulatory pronouncements and changes in regulatory guidelines;
•changes in the price or availability of aircraft fuel;
•announcements concerning the availability of the type of aircraft we operate;
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
In connection with the $150 million borrowing from the Treasury Loan, which was repaid in full on February 2, 2022, we issued warrants to the Treasury which are exercisable for up to 2,358,090 shares of our common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sell a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock could significantly decline. In addition, the issuance of additional shares of common stock would dilute the ownership interests of our existing common stockholders.
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholder.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 217,499,881 shares of common stock outstanding as of March 31, 2022. All of the shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act. An investment fund managed by Indigo, the holder of approximately 178.8 million shares of our common stock as of March 31, 2022, is entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.
As of the date of this report, an investment fund managed by Indigo beneficially owns approximately 82.2% of our outstanding common stock.
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
•the compensation of our named executive officers;
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
In addition, the interests of Indigo could conflict with the interests of other stockholders. As of March 31, 2022, investment funds managed by Indigo Partners hold approximately 18% of the total outstanding common stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. We entered into a codeshare arrangement with Volaris in January 2018. As of March 31, 2022, we did not compete directly with Volaris on any of our routes. However, there can be no assurances that we will not compete directly with Volaris in the future. Furthermore, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents or stockholders arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, and the rules and regulations promulgated thereunder, including all causes of action asserted against any defendant to such complaint; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in our shares of capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. This provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. This exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
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
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may result in increased costs or discourage a stockholder from bringing such claims.
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and Indigo. Under these provisions, neither Indigo, its portfolio companies, funds or other affiliates, nor any of their agents, stockholders, members, partners, officers, directors and employees will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a stockholder, member, partner, officer, director or employee of Indigo or any of its portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisitions or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, results of operations or financial condition, if attractive corporate opportunities are allocated by Indigo to itself or its portfolio companies, funds or other affiliates instead of to us. In addition, our amended and restated certificate of incorporation provides that we shall indemnify each the aforementioned parties in the event of any claims for breach of fiduciary or other duties brought in connection with such other opportunities. The terms of our amended and restated certificate of incorporation are more fully described in the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 to our 2021 Annual Report.
Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting ownership, control and voting by non-U.S. citizens.
To comply with restrictions imposed by federal law on foreign ownership and control of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict ownership, voting and control of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law and DOT policy require that we must be owned and controlled by U.S. citizens, that no more than 25.0% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, as defined in 49 U.S.C. § 40102(a)(15), that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, and subject to the limitation that no more than 25.0% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, up to 49% of our outstanding stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens but only if those non-U.S. citizens are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a loss of their voting rights in the event and to the extent that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record, resulting in the loss of voting rights, in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We believe we are currently in compliance with these ownership restrictions. See “Business—Foreign Ownership” in our 2021 Annual Report and the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 to our 2021 Annual Report.
We are a “controlled company” within the meaning of the Nasdaq Stock Market rules, and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this report, Indigo controls approximately 82.2% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, which is permitted to be phased-in as follows: (i) one independent committee member at the time of our initial public offering; (ii) a majority of independent committee members within 90 days of our initial public offering; and (iii) all independent committee members within one year of our initial public offering. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company” as opposed to our initial public offering date. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in implementing any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our condensed consolidated financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Stock Market, regulatory investigations, civil or criminal sanctions and litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On March 31, 2021, our registration statement on Form S-1 (File No. 333-254004), as amended, was declared effective by the SEC in connection with our IPO. As of March 31, 2022, $151 million of the proceeds from the IPO have been used to voluntarily repay in full our outstanding borrowings of approximately $150 million, plus accrued interest and associated fees, under the Loan and Guarantee Agreement, dated as of September 28, 2020, as amended, among us, Frontier Airlines, Inc., as the borrower, the guarantors party thereto from time to time, the United States Department of the Treasury, and the Bank of New York Mellon, as administrative agent. All of the remaining proceeds from the IPO have been applied as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the first quarter of 2022. Under the CARES Act, we are restricted from conducting certain share repurchases through February 2, 2023. Please refer to “Notes to Condensed Consolidated Financial Statements — 2. Impact of COVID-19” for a summary of the dividend restrictions imposed by the CARES Act and related legislation and agreements applicable to us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 5, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	2/7/2022	2.1

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.2

4.1	Form of Common Stock Certificate.	S-1	3/8/2021	4.2

4.2	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	4/6/2021	4.1

4.3†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.35

4.4	Form of PSP Warrant (incorporated by reference to Annex B of Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.36

4.5	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.38

4.6	Form of Warrant (incorporated by reference to Annex B of Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.39

4.7	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.43

4.8	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.44

4.9	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	5/13/2021	4.5

4.10	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021).	10-Q	5/13/2021	4.6

10.1†
Amendment No. 1 to the Seventh Amended and Restated Credit Agreement, dated as of March 31, 2022, by and among Vertical Horizons, Ltd., Citibank, N.A., Bank of Utah and each lender identified on the signature page thereto.
X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101. INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X
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

FRONTIER GROUP HOLDINGS, INC.

Date: May 12, 2022	By:	/s/ James G. Dempsey
James G. Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)