Form 10-Q
period 2022-06-30
Frontier Group Holdings, Inc.
filed 2022-07-27
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 217,677,142 shares of common stock, par value of $0.001, outstanding as of July 22, 2022.

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
•the termination of the proposed merger with Spirit Airlines, Inc. could negatively impact the market price of our common stock, as well as our future business, results of operations and financial condition;
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
•changes in economic conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations and reduced credit availability;
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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except for share and per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$766	$918
Accounts receivable, net	63	50
Supplies, net	54	29
Other current assets	71	40
Total current assets	954	1,037
Property and equipment, net	195	186
Operating lease right-of-use assets	2,396	2,426
Pre-delivery deposits for flight equipment	301	260
Aircraft maintenance deposits	102	98
Intangible assets, net	28	29
Other assets	269	199
Total assets	$4,245	$4,235
Liabilities and stockholders’ equity
Accounts payable	$102	$86
Air traffic liability	372	273
Frequent flyer liability	14	13
Current maturities of long-term debt, net	161	127
Current maturities of operating leases	440	444
Other current liabilities	461	383
Total current liabilities	1,550	1,326
Long-term debt, net	212	287
Long-term operating leases	1,964	1,991
Long-term frequent flyer liability	34	41
Other long-term liabilities	59	60
Total liabilities	3,819	3,705
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 217,675,437 and 217,065,096 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	385	381
Retained earnings	51	159
Accumulated other comprehensive income (loss)	(10)	(10)
Total stockholders’ equity	426	530
Total liabilities and stockholders’ equity	$4,245	$4,235

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$890	$536	$1,478	$798
Other	19	14	36	23
Total operating revenues	909	550	1,514	821
Operating expenses:
Aircraft fuel	335	139	550	223
Salaries, wages and benefits	174	154	346	293
Aircraft rent	133	133	261	271
Station operations	120	107	225	177
Sales and marketing	46	30	78	47
Maintenance materials and repairs	31	27	65	53
Depreciation and amortization	15	10	28	18
CARES Act credits	—	(87)	—	(223)
Transaction and merger-related costs	9	—	20	—
Other operating	39	19	87	36
Total operating expenses	902	532	1,660	895
Operating income (loss)	7	18	(146)	(74)
Other income (expense):
Interest expense	(3)	(5)	(12)	(27)
Capitalized interest	2	1	3	2
Interest income and other	2	—	2	—
Total other income (expense)	1	(4)	(7)	(25)
Income (loss) before income taxes	8	14	(153)	(99)
Income tax expense (benefit)	(5)	(5)	(45)	(27)
Net income (loss)	$13	$19	$(108)	$(72)
Earnings (loss) per share:
Basic	$0.06	$0.08	$(0.49)	$(0.35)
Diluted	$0.06	$0.08	$(0.49)	$(0.35)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$13	$19	$(108)	$(72)
Unrealized gains (losses) and amortization from cash flow hedges, net of deferred tax benefit/(expense) of less than $(1) for each of the three and six months ended June 30, 2022 and 2021. (Note 5)	—	1	—	1
Other comprehensive income (loss)	—	1	—	1
Comprehensive income (loss)	$13	$20	$(108)	$(71)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(108)	$(72)
Deferred income taxes	(45)	(27)
Depreciation and amortization	28	18
Gains recognized on sale-leaseback transactions	(28)	(36)
Loss on extinguishment of debt	7	—
Warrant liability unrealized loss	—	22
Stock-based compensation	7	5
Amortization of swaption cash flow hedges, net of tax	1	1
Changes in operating assets and liabilities:
Accounts receivable	(6)	(18)
Supplies and other current assets	(34)	7
Aircraft maintenance deposits	(10)	(8)
Other long-term assets	(42)	(15)
Accounts payable	8	2
Air traffic liability	99	199
Other liabilities	56	164
Cash provided by (used in) operating activities	(67)	242
Cash flows from investing activities:
Capital expenditures	(14)	(12)
Pre-delivery deposits for flight equipment, net of refunds	(41)	25
Other	(2)	(3)
Cash provided by (used in) investing activities	(57)	10
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	141	76
Principal repayments on debt	(189)	(60)
Proceeds from sale-leaseback transactions	23	27
Proceeds from initial public offering, net of offering costs and underwriting discounts	—	266
Minimum tax withholdings on share-based awards	(3)	(3)
Cash provided by (used in) financing activities	(28)	306
Net increase (decrease) in cash, cash equivalents and restricted cash	(152)	558
Cash, cash equivalents and restricted cash, beginning of period	918	378
Cash, cash equivalents and restricted cash, end of period	$766	$936

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except for share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net income (loss)	—	—	—	(91)	—	(91)
Shares issued in connection with vesting of restricted stock units	505,438	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(146,490)	—	(3)	—	—	(3)
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	640,121	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	200,416,799	$—	$60	$170	$(11)	$219
Net income (loss)	—	—	—	19	—	19
Shares issued in connection with vesting of restricted stock units	18,259	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(8,015)	—	—	—	—	—
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Stock-based compensation	—	—	2	—	—	2
Issuance of common stock upon initial public offering, net of offering costs, underwriting discounts and commissions	15,000,000	—	266	—	—	266
CARES Act warrants (Note 2)	—	—	43	—	—	43
Balance at June 30, 2021	215,427,043	$—	$371	$189	$(10)	$550

Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
Net income (loss)	—	—	—	(121)	—	(121)
Shares issued in connection with vesting of restricted stock units	676,146	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(275,822)	—	(3)	—	—	(3)
Stock option exercises	34,461	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2022	217,499,881	$—	$381	$38	$(10)	$409
Net income (loss)	—	—	—	13	—	13
Shares issued in connection with vesting of restricted stock units	96,078	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(10,472)	—	—	—	—	—
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized loss from cash flows hedges, net of tax	—	—	—	—	(1)	(1)
Stock option exercises	89,950	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at June 30, 2022	217,675,437	$—	$385	$51	$(10)	$426
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2. Impact of COVID-19
Impact of the COVID-19 Pandemic
The COVID-19 pandemic, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, has continued to have a material adverse effect on the Company’s business and results of operations for the three and six months ended June 30, 2022 and 2021. Although the Company experienced a significant and sustained recovery during the quarter ended June 30, 2022 as compared to the three and six months ended June 30, 2021, the Company is unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel.
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
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of June 30, 2022, and through the date of this report, the Company is in compliance with all of its covenants, except the Company has obtained a waiver of relief for the covenant provisions through the third quarter of 2022 related to one of its credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to the existing covenants to reflect any additional COVID-19 pandemic impacts.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law on March 27, 2020, and provided the airline industry with up to $25 billion for a Payroll Support Program (the “PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. Through 2020 and 2021, the Company participated in the PSP, as well as the second Payroll Support Program (“PSP2”) and the third Payroll Support Program (“PSP3,” and together with the PSP and the PSP2, the “PSPs”) offered by the U.S. Department of the Treasury (the “Treasury”), each of which included both a grant and an unsecured 10-year, low-interest promissory note. The grants were recognized within CARES Act credits in the Company’s condensed consolidated statements of operations over the periods they were intended to support payroll. See Note 7 for further information on the promissory notes entered into with the Treasury as a result of participation in the payroll support programs (collectively, the “PSP Promissory Notes”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Relief Funding” in the Company’s 2021 Annual Report for additional detail on the CARES Act and the PSPs.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On January 15, 2021, as a result of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for installment funding under the PSP2, under which the Company received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support from the date of the agreement through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which was received during the six months ended June 30, 2021. The Company recognized $18 million and the full $143 million of PSP2 Grant proceeds, net of deferred financing costs, during the three and six months ended June 30, 2021, respectively, within CARES Act credits in the Company’s condensed consolidated statements of operations.
The American Rescue Plan Act (the “ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, the Company entered into an agreement with the Treasury for installment funding under the PSP3, under which the Company received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which was received during the six months ended June 30, 2021. The Company recognized $63 million of PSP3 Grant proceeds, net of deferred financing costs, during each of the three and six months ended June 30, 2021, within CARES Act credits in the Company’s condensed consolidated statements of operations.
In connection with the Company’s participation in the PSPs and the Treasury Loan, the Company has been and will continue to be, as applicable, subject to certain restrictions and limitations, including, but not limited to:
•restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until February 2, 2023;
•requirements to have maintained certain levels of scheduled services through March 31, 2022 (including to destinations where there may have been significantly reduced or no demand);
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
•limitations on the use of the grant funds exclusively for the continuation of payment of employee salaries, wages and benefits; and
•additional reporting and recordkeeping requirements.
As part of the PSP Promissory Notes and the Treasury Loan, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related debt, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on the Company’s condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in the Company’s condensed consolidated statements of operations given the Company only had the option of settling in cash prior to being publicly traded. As a result of the IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the Company’s condensed consolidated balance sheet and is no longer required to mark to market the warrants. The Company recorded no mark to market adjustments during the three and six months ended June 30, 2022, and recorded $2 million and $22 million during the three and six months ended June 30, 2021, respectively, to interest expense within the Company’s condensed consolidated statements of operations. The Treasury has not exercised any warrants as of June 30, 2022.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. As a result of the increase in revenues during the second quarter of 2021, the Company was no longer eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the three and six months ended June 30, 2021, the Company recognized $6 million and $17 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in the Company’s condensed consolidated statements of operations.
3. Revenue Recognition
As of December 31, 2021, the Company’s air traffic liability was $273 million. During the six months ended June 30, 2022, 91% of the air traffic liability as of December 31, 2021 has been recognized as passenger revenue within the Company’s condensed consolidated statements of operations. As of June 30, 2022, the Company’s air traffic liability was $372 million, of which $30 million was related to customer rights to book future travel, which either expire within 3 or 12 months after issuance if not redeemed by the customer. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers to fare revenues in passenger revenues within the Company’s condensed consolidated statements of operations.
During the three and six months ended June 30, 2022 and 2021, the Company recognized $23 million, $45 million, $7 million and $17 million of revenue, respectively, in passenger revenues within the Company’s condensed consolidated statements of operations, primarily related to expected and actual expiration of customer rights to book future travel.
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
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Passenger revenues:
Fare	$420	$214	$649	$314
Non-fare passenger revenues:
Service fees	201	142	363	204
Baggage	186	123	316	190
Seat selection	68	47	122	71
Other	15	10	28	19
Total non-fare passenger revenue	470	322	829	484
Total passenger revenues	890	536	1,478	798
Other revenues	19	14	36	23
Total operating revenues	$909	$550	$1,514	$821
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$819	$522	$1,365	$781
Latin America	90	28	149	40
Total operating revenues	$909	$550	$1,514	$821
During the three and six months ended June 30, 2022 and 2021, no revenue from any one foreign country, other than Mexico, represented greater than 5% of the Company’s total operating revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
4. Other Current Assets
Other current assets consist of the following (in millions):

	June 30, 2022	December 31, 2021
Prepaid expenses	$22	$14
Derivative instruments	8	—
Passenger and other taxes receivable	3	9
Income tax receivable	3	3
Other	35	14
Total other current assets	$71	$40
5. Financial Derivative Instruments and Risk Management
The Company is exposed to variability in jet fuel prices. Aircraft fuel is one of the Company’s largest operating expenses. Increases in jet fuel prices may adversely impact its financial performance, operating cash flow and financial position. As part of its risk management program, the Company may enter into derivative contracts in order to limit exposure to the fluctuations in jet fuel prices. During the three and six months ended June 30, 2022 and 2021, the Company did not enter into fuel hedges and, therefore, paid no upfront premiums for fuel hedges.
Additionally, the Company may be exposed to interest rate risk through aircraft lease contracts for the time period between when an agreement of terms is executed and the commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the seven- or nine-year swap rate. As part of its risk management program, the Company may enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three and six months ended June 30, 2022 the Company paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date for seven of the Company’s future aircraft deliveries. As of June 30, 2022 the Company hedged the interest rate exposure on $245 million of total aircraft rent for seven aircraft to be delivered by the end of 2023. During the three and six months ended June 30, 2021, the Company did not enter into any swaps and therefore, paid no upfront premiums.
The Company formally designates and accounts for derivative instruments that meet established accounting criteria under ASC 815, Derivatives and Hedging, as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instruments is recorded in accumulated other comprehensive income/loss (“AOCI/L”), a component of stockholders’ equity on the Company’s condensed consolidated balance sheets. The Company recognizes the associated gains or losses deferred in AOCI/L as well as the amounts that are paid or received in connection with the purchase or sale of fuel-related financial derivative instruments (i.e., premium costs of option contracts) as a component of aircraft fuel expense within the Company’s condensed consolidated statements of operations in the period that the jet fuel subject to hedging is consumed. For interest rate derivatives, the Company recognizes the associated gains or losses deferred in AOCI/L as well as amounts that are paid or received in connection with the purchase or sale of interest rate derivative instruments (i.e., premium costs of swaption contracts) as a component of aircraft rent expense within the Company’s condensed consolidated statements of operations over the period of the related aircraft lease. The assets and liabilities associated with the Company’s fuel and interest rate derivative instruments are presented on a gross basis and include upfront premiums paid. These assets and liabilities are recorded as a component of other current assets and other current liabilities, respectively, on the Company’s condensed consolidated balance sheets. The Company does not enter into derivative instruments for speculative purposes.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the assets associated with derivative instruments, which is presented on a gross basis and includes upfront premiums paid (in millions):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Interest rate hedge assets	Other current assets	$8	$—
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments under ASC 815 to the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Amortization of swaption cash flow hedges, net of tax	$1	$1	$1	$1
Unrealized loss from cash flows hedges, net of tax	(1)	—	(1)	—
Total	$—	$1	$—	$1
As of June 30, 2022 and December 31, 2021, $10 million was included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft lease term for the respective hedging instrument.
The following table summarizes the effect of interest rate derivative instruments’ gains/(losses) reflected in aircraft rent expense within the Company’s condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Amortization of swaption cash flow hedges, net of tax	$(1)	$—	$(1)	$—
6. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	June 30, 2022	December 31, 2021
Passenger and other taxes and fees payable	$110	$84
Salaries, wages and benefits	93	89
Station obligations	58	64
Leased aircraft return costs	55	25
Fuel liabilities	53	23
Aircraft maintenance	45	36
Current portion of phantom equity units (Note 9)	—	26
Other current liabilities	47	36
Total other current liabilities	$461	$383

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Debt
The Company’s debt obligations are as follows (in millions):

	June 30, 2022	December 31, 2021
Secured debt:
Pre-delivery credit facility(a)	$221	$174
Treasury Loan(b)	—	150
Floating rate building note(c)	18	18
Unsecured debt:
PSP Promissory Notes(d)	66	66
Affinity card advance purchase of mileage credits(e)	71	15
Total debt	376	423
Less current maturities of long-term debt, net	(161)	(127)
Less long-term debt acquisition costs and other discounts	(3)	(9)
Long-term debt, net	$212	$287
__________________
(a)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A. in December 2014 (“PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320neo and A321neo aircraft deliveries through the term of the facility (see Note 10). In December 2020, the PDP Financing Facility was amended and restated to reduce the commitment of Citibank, N.A., as initial lender, to $150 million, remove the ability to draw further unsecured borrowings and to provide collateral for the borrowings not secured by aircraft outstanding as of that date. In May 2021, the Company amended the facility to increase the total available capacity to $200 million and expanded the number of financial institution participants as lenders. In December 2021, the facility was amended and restated to extend the availability of the facility through December 2024 to include additional 2023 and 2024 aircraft deliveries, and in March 2022 the facility was further amended to re-align the PDP Financing Facility with the updated future aircraft deliveries. In June 2022, the facility was amended and restated to extend the availability of the facility through December 2025 to include additional 2025 aircraft deliveries, to increase the total available capacity to $280 million, and to include the flexibility to potentially obtain additional commitments from other lenders. No commitments have been secured from other lenders as of June 30, 2022.
Interest is paid every 90 days based on the Secured Overnight Financing Rate ("SOFR") plus a margin for each individual tranche. The PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence with the last scheduled delivery of aircraft contemplated in the PDP Financing Facility, as currently in effect, expected to be in the fourth quarter of 2025.
(b)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million, and had borrowed $150 million under the loan as of December 31, 2021. On February 2, 2022, the Company repaid the Treasury Loan in full, along with accrued interest and associated fees of $1 million. Additionally, the Company recognized a $7 million loss on the extinguishment of debt for the six months ended June 30, 2022 from the write-off of unamortized deferred financing costs associated with the Treasury Loan. The repayment terminated the loan agreement with the Treasury and substantially unencumbered the Company’s co-branded credit card program and related brand assets that secured the Treasury Loan.
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
(d)On April 30, 2020, the Company executed a promissory note under the PSP agreement with the Treasury from which the Company received a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”). Subsequently, the Company entered into the PSP2 with the Treasury in January 2021 and the PSP3 with the Treasury in April 2021, from which the Company received an additional $18 million and $15 million of proceeds, respectively, evidenced by promissory notes with the same terms as the original PSP Promissory Note. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the SOFR plus 2.00% in the final five years. The loans can be prepaid at par at any time without incurring a penalty.
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
Cash payments for interest related to debt was $5 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by restricted cash and as of June 30, 2022 and December 31, 2021, the Company did not have any outstanding letters of credit that were drawn upon.
As of June 30, 2022, future maturities of debt are payable as follows (in millions):

June 30, 2022
Remainder of 2022	$93
2023	134
2024	12
2025	—
2026	—
Thereafter	137
Total debt principal payments	$376
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
Aircraft
As of June 30, 2022, the Company leased 114 aircraft with remaining terms ranging from one month to twelve years, all of which are under operating leases and are included within right-of-use asset and lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of June 30, 2022, the Company leased 24 spare engines, which are all under operating leases, with the remaining terms ranging from one month to twelve years. As of June 30, 2022, the lease rates for eight of the engines depend on usage-based metrics which are variable, and as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and lease liability.
During the three and six months ended June 30, 2022 and 2021, the Company executed sale-leaseback transactions with third-party lessors for three, five, five and eight new Airbus A320neo family aircraft, respectively. Additionally, the Company completed sale-leaseback transactions for two engines during each of the three and six months ended June 30, 2022, did not complete a sale-leaseback transaction for any engines during the three months ended June 30, 2021 and a completed sale-leaseback transaction for one engine during the six months ended June 30, 2021. All of the leases from sale-leaseback transactions have been accounted for as operating leases. The Company recognized net sale-leaseback gains of $21 million, $28 million, $21 million and $36 million during the

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

three and six months ended June 30, 2022 and 2021, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft previously owned by the Company, which stipulated that four A319 aircraft originally scheduled to be returned in December 2021 would be returned during the second and third quarters of 2021 and the two A320ceo aircraft would return as scheduled during the fourth quarter of 2021. The early returns of these aircraft retired the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $5 million and $9 million charge included as a component of rent expense within the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively, related to the accelerated rent and lease return obligations of the A319 aircraft returned early.
Aircraft Rent Expense and Maintenance Obligations
During the three and six months ended June 30, 2022 and 2021, aircraft rent expense was $133 million, $261 million, $133 million and $271 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable and any impact from changes in those estimates, was ($1 million) and for each of the three and six months ended June 30, 2022 and less than $1 million and $1 million for the three and six months ended June 30, 2021, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $18 million, $33 million, $11 million and $25 million for three and six months ended June 30, 2022 and 2021, respectively.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of June 30, 2022 and December 31, 2021, the Company had aircraft maintenance deposits that are expected to be recoverable of $110 million and $108 million, respectively, on the Company’s condensed consolidated balance sheets, of which $8 million and $10 million, respectively, are included in accounts receivable, net on the Company’s condensed consolidated balance sheets as the eligible maintenance has been performed. The remaining $102 million and $98 million are included within aircraft maintenance deposits on the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of June 30, 2022, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, are expected to be $2 million for the remainder of 2022, $3 million per year for the years 2023 through 2026 and $9 million thereafter before consideration of reimbursements.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 120 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of June 30, 2022, the remaining lease terms vary from one month to eleven years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as a right-of-use assets and lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to ten years as of June 30, 2022.
During June 2022, the Company entered into an arrangement with an existing vendor that provides access and use of certain components and maintenance services which modified the existing term by extending the agreement through 2031 and provided for more favorable pricing terms, including additional supplier credits to be recognized ratably over the term of the arrangement. As a result, the Company remeasured both its lease liability and right-of-use asset to reflect the extended terms and recorded a $22 million lease incentive as of June 30, 2022.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the Company’s condensed consolidated statements of operations. There were no additional aircraft or engine deferrals or paybacks, as the payback of all previous aircraft and engine deferrals was completed as of December 31, 2021, and, therefore, no impact to aircraft rent within the Company’s condensed consolidated statements of operations, for the three and six months ended June 30, 2022. The payback of station deferrals during the three and six months ended June 30, 2022, decreased operating cash flows and unfavorably impacted station operations within the Company’s results of operations by $1 million. The deferrals for the three and six months ended June 30, 2021 decreased operating cash flows and unfavorably impacted the Company’s results of operations by $9 million and $20 million, including a $10 million and $29 million unfavorable impact to aircraft rent and a $1 million and $9 million favorable impact to station operations, respectively. As of June 30, 2022, the Company had paid back all of its aircraft rent deferrals, and had $10 million in station deferrals which will be recognized to station operations within the Company’s condensed consolidated statements of operations in future periods as the deferrals are repaid.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost(a)	$118	$134	$235	$241
Variable lease cost(a)	64	87	119	152
Total lease costs	$182	$221	$354	$393
______________
(a)Expenses are included within aircraft rent, station operations, maintenance materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and six months ended June 30, 2022 and 2021, the Company acquired, through new operating leases, operating lease assets totaling $87 million, $148 million, $182 million and $302 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2022 and 2021, the Company paid cash of $119 million, $236 million, $115 million and $223 million, respectively, for amounts included in the measurement of lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9. Stock-Based Compensation and Stockholders’ Equity
During the three and six months ended June 30, 2022 and 2021, the Company recognized $4 million, $7 million, $2 million and $5 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options and Restricted Awards
In April 2014, the Company approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock were reserved for issuance. Concurrently with the Company’s IPO on April 1, 2021, the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock for future issuance of stock-based compensation awards. Additionally, upon approval of the 2021 Plan, the 2014 Plan was terminated and the 11 million awards issued and outstanding as of the Company’s IPO from the 2014 Plan were retained for any subsequent exercise or vesting of such awards and no further grants will be made from the 2014 Plan. Any shares that are subsequently forfeited from the 2014 Plan will become available for future issuances under the 2021 Plan. Additional shares become available for issuance under the 2021 Plan based on an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options. On January 1, 2022, 2,170,650 shares were added to the 2021 Plan as a result of the annual increase.
There were no stock options granted during the six months ended June 30, 2022. During the six months ended June 30, 2022, 124,411 vested stock options were exercised with a weighted average exercise price of $3.42 per share. As of June 30, 2022, the weighted average exercise price of outstanding options was $1.97 per share.
During the six months ended June 30, 2022, 1,169,950 restricted stock units were issued with a weighted average grant date fair value of $12.12 per share. During the six months ended June 30, 2022, 772,224 restricted stock units vested, of which 286,294 restricted stock units were withheld to cover employee taxes with a weighted average grant date fair value of $12.53 and $12.27 per share, respectively.
Phantom Equity Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed in June 2011 (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying IPO, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2021, the remaining liability was $26 million and presented within other current liabilities on the Company’s condensed consolidated balance sheet. During the six months ended June 30, 2022 the $26 million was fully paid.
Stockholders’ Equity
As of June 30, 2022 and December 31, 2021, the Company has authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2022, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2022	4	5	9	2
2023	—	21	21	4
2024	—	24	24	2
2025	17	13	30	4
2026	19	22	41	4
Thereafter	31	73	104	5
Total	71	158	229	21
During December 2017, the Company entered into an amendment to the previously existing master purchase agreement (“backlog aircraft”) with Airbus. Pursuant to this amendment and subsequent amendments, the Company has a commitment to purchase an incremental 67 A320neo and 67 A321neo aircraft (“incremental aircraft”) with deliveries expected to begin in September 2022, continuing through 2028. In November 2021, the Company entered into an amendment with Airbus to add an additional 91 A321neo aircraft (“supplemental aircraft”) to the committed purchase agreement, with deliveries expected to begin in 2023, continuing through 2029. The Company, at its option, has the right to convert 18 A320neo aircraft to A321XLR aircraft. The conversion right is available until December 31, 2022 and is not reflected in the table above as this option has not been exercised. The Company’s agreements with Airbus provide for, among other things, varying purchase incentives, which have been allocated proportionally and are accounted for as an offsetting reduction to the cost of the backlog A320neo aircraft and increase to the cost of the incremental A320neo aircraft. As a result, cash paid for backlog A320neo aircraft will be more than the associated capitalized cost of the aircraft and results in the recognition of a deferred purchase incentive within other assets on the Company’s condensed consolidated balance sheets, which will ultimately be offset by the lower cash payments in connection with the purchase of the incremental A320neo aircraft.
In April 2022, the agreement with Pratt & Whitney, the provider of engines for the Company’s incremental order book, was amended to include additional spare engine commitments and adjust the timing of remaining deliveries, which has been reflected in the table above.
As of June 30, 2022, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $509 million for the remainder of 2022, $1,227 million in 2023, $1,453 million in 2024, $1,770 million in 2025, $2,363 million in 2026 and $6,219 million thereafter.
During July 2021, the Company signed a letter of intent with two of its leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the second half of 2022 and continuing into the first half of 2023. As of June 30, 2022, lease agreements for all of the additional aircraft have been executed. None of these ten aircraft that will be acquired through direct leases are reflected in the table above given these are not committed purchase agreements.
Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The original DOT request

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Employees
The Company has seven union-represented employee groups that together represent approximately 87% of all employees as of June 30, 2022. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of June 30, 2022:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	June 30, 2022
Pilots	Air Line Pilots Association (ALPA)	January 2024	32%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	51%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025(a)	2%
Aircraft Appearance Agents	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(b)	1%
Material Specialists	IBT	March 2022(b)	<1%
Maintenance Controllers	IBT	October 2023	<1%
__________________
(a)The Company conducted off-cycle negotiations with its aircraft technicians, represented by IBT, where the amendable date was extended from March 2024 to May 2025.
(b)The Company’s collective bargaining agreements with its dispatchers and material specialists, represented by TWU and IBT, respectively, were amendable as of June 30, 2022 and negotiations are ongoing, however, each agreement is operating under its current arrangement until an amendment has been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5 million for health care claims including those estimated to be incurred but not yet paid as of June 30, 2022 and December 31, 2021, which is included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.

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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$13	$19	$(108)	$(72)
Less: net income attributable to participating rights	—	(1)	—	—
Net income (loss) attributable to common stockholders	$13	$18	$(108)	$(72)
Weighted average common shares outstanding, basic	217,602,480	214,337,723	217,438,904	206,951,248
Net earnings (loss) per share, basic	$0.06	$0.08	$(0.49)	$(0.35)
Diluted:
Net income (loss)	$13	$19	$(108)	$(72)
Less: net income attributable to participating rights	—	(1)	—	—
Net income (loss) attributable to common stockholders	$13	$18	$(108)	$(72)
Weighted average common shares outstanding, basic	217,602,480	214,337,723	217,438,904	206,951,248
Effect of dilutive potential common shares	1,334,065	1,548,787	—	—
Weighted average common shares outstanding, diluted	218,936,545	215,886,510	217,438,904	206,951,248
Net earnings (loss) per share, diluted	$0.06	$0.08	$(0.49)	$(0.35)
Due to the net losses incurred during the six months ended June 30, 2022 and 2021, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding given that the effect of all equity awards is anti-dilutive. Approximately 2,284,417 and 2,010,070 shares were excluded from the computation of diluted shares for the three months ended June 30, 2022 and 2021, respectively, as their impact would have been anti-dilutive.
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
Interest Rate Swaption Derivative Instruments
Interest rate swaption contracts are valued under an income approach based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets; therefore, they are classified as Level 2 inputs. Given the swaptions will be cash settled upon exercise and that the market value will be done using overnight indexed swap (OIS) discounting, OIS discounting is applied to the income approach valuation.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$221	$219	$174	$175
Treasury Loan	—	—	150	156
Floating rate building note	18	18	18	19
Unsecured debt:
PSP Promissory Notes	66	47	66	58
Affinity card advance purchase of mileage credits	71	61	15	14
Total debt	$376	$345	$423	$422

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s condensed consolidated financial statements (in millions):

		Fair Value Measurements as of June 30, 2022
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash	Cash and cash equivalents	$766	$766	$—	$—
Interest rate derivative contracts	Other current assets	$8	$—	$8	$—

		Fair Value Measurements as of December 31, 2021
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash	Cash and cash equivalents	$918	$918	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2021 and June 30, 2022.
13. Related Parties
Management Services
Indigo Partners, LLC (“Indigo Partners”) manages an investment fund that is the controlling stockholder of the Company. The Company is assessed a quarterly fee to Indigo Partners for management services. The Company recorded $1 million for each of the three and six months ended June 30, 2022 and 2021 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris. As of June 30, 2022, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.
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
14. The Proposed Merger with Spirit Airlines, Inc.
On February 5, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of the Company, and Spirit Airlines, Inc. (“Spirit”). The Merger Agreement provided that, among other things, the Merger Sub would be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of the Company.
During the three and six months ended June 30, 2022, the Company recorded $9 million and $20 million, respectively, of expenses related to the proposed Merger within transaction and merger-related costs in the

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Company’s condensed consolidated statement of operations, which included $4 million and $12 million, respectively, related to transaction costs, which include banking, legal and accounting fees, among others, charged in connection with the Merger, and $5 million and $8 million, respectively, of retention bonus expenses. As of June 30, 2022, the Company had capitalized $2 million of costs incurred related to the proposed equity issuance as a component of other current assets on the Company’s condensed consolidated balance sheet.
On July 27, 2022, the Company and Spirit mutually terminated the Merger Agreement. As a result, the Company expects to record in the third quarter of 2022 approximately $9 million of employee retention costs, which include an acceleration of 50% of the Merger-related retention costs that are due and payable upon termination of the Merger to all eligible employees who are not impacted by CARES Act compensation restrictions, a write-off of the capitalized deferred equity issuance costs of $2 million and other legal and professional fees associated with the termination of the Merger Agreement. Further, Spirit is obligated to reimburse $25 million of the Company’s incurred Merger-related expenses. In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition proposal with another acquiror or enters into a definitive written agreement providing for the consummation of an acquisition proposal with another acquiror which is ultimately consummated, the Company will be owed an additional $69 million, as provided for in the Merger Agreement.

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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, has continued to have a material adverse effect on our business and results of operations for the three and six months ended June 30, 2022 and 2021. Although we experienced a significant and sustained recovery during the quarter ended June 30, 2022 as compared to the three and six months ended June 30, 2021, we are unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel. We have received significant financial assistance from the U.S. Department of the Treasury (“Treasury”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the first Payroll Support Program (the “PSP”), the second Payroll Support Program (the “PSP2”) and the third Payroll Support Program (the “PSP3”, and together with the PSP and the PSP2, the “PSPs”). Please refer to “Notes to Condensed Consolidated Financial Statements — 2. Impact of COVID-19” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Relief Funding” in our 2021 Annual Report for additional detail on the CARES Act and the PSPs, and “Notes to Condensed Consolidated Financial Statements — 7. Debt” further information on the promissory notes entered into with the Treasury as a result of participation in the PSPs (collectively, the “PSP Promissory Notes”). The impact on our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 are as follows:
On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). As of December 31, 2021, we had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021. On February 2, 2022, we repaid the Treasury Loan which included the $150 million principal balance along with accrued interest and associated fees of $1 million. Additionally, we recognized a $7 million loss on the extinguishment of debt for the six months ended June 30, 2022 from the write-off of unamortized deferred financing costs associated with the Treasury Loan.
On January 15, 2021, we entered into an agreement with the Treasury for installment funding under the PSP2 (the “PSP2 Agreement”), under which we received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021 and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which was received during the six months ended June 30, 2021. We recognized $18 million and the full $143 million of PSP2 Grant proceeds, net of deferred financing costs, during the three and six months ended June 30, 2021, respectively, within CARES Act credits in our condensed consolidated statements of operations.

On April 29, 2021, we entered into an agreement with the Treasury for installment funding under the PSP3 (the “PSP3 Agreement”), under which we received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which was received during the six months ended June 30, 2021. We recognized $63 million of PSP3 Grant proceeds, net of deferred financing costs, during each of the three and six months ended June 30, 2021, within CARES Act credits in our condensed consolidated statements of operations.
In connection with our participation in the PSPs and the Treasury Loan, we have been and will continue to be, as applicable, subject to certain restrictions and limitations, including, but not limited to:
•restrictions on repurchases of equity securities listed on a national securities exchange or payment of dividends until February 2, 2023;
•requirements to have maintained certain levels of scheduled services through March 31, 2022 (including to destinations where there may currently be significantly reduced or no demand);
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

As part of the PSP Promissory Notes and the Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related Treasury Loan and PSP Promissory Notes, and is amortized utilizing the effective interest method as interest expense in our condensed consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on our condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in our condensed consolidated statements of operations given we only had the option of settling in cash prior to being publicly traded. As a result of our initial public offering of our common stock (the “IPO”), we have the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, we reclassified the warrant liability to additional paid-in capital on our condensed consolidated balance sheet and are no longer required to mark to market the warrants. We recorded no mark to market adjustments during each of the three and six months ended June 30, 2022, and recorded $2 million and $22 million during the three and six months ended June 30, 2021, respectively, to interest expense within our condensed consolidated statements of operations. The Treasury has not exercised any warrants as of June 30, 2022.

The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The American Rescue Plan Act, enacted on March 11, 2021, further extended the availability of the CARES Employee Retention Credit through December 31, 2021. As a result of the increase in revenues during the second quarter of 2021, we were no longer eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the three and six months ended June 30, 2021, we recognized $6 million and $17 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in our condensed consolidated statements of operations.

Proposed Merger with Spirit Airlines, Inc.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Airlines, Inc. (“Spirit”) and Top Gun Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of ours, where the Merger Sub would merge with and into Spirit (the “Merger”), and Spirit would continue as a wholly-owned subsidiary of ours. The Merger was subject to satisfaction of customary closing conditions, including completion of the regulatory review process and approval by Spirit stockholders.
During the three and six months ended June 30, 2022, we recorded $9 million and $20 million, respectively, of expenses related to the proposed Merger within transaction and merger-related costs in our condensed consolidated statement of operations, which included $4 million and $12 million, respectively, related to transaction costs, which include banking, legal and accounting fees, among others, charged in connection with the Merger, and $5 million and $8 million, respectively, of retention bonus expenses. As of June 30, 2022, we had capitalized $2 million of costs incurred related to the proposed equity issuance as a component of other current assets on our condensed consolidated balance sheet.
On July 27, 2022, we and Spirit mutually terminated the Merger Agreement. As a result, we expect to record in the third quarter of 2022 approximately $9 million of employee retention costs, which include an acceleration of 50% of the Merger-related retention costs that are due and payable upon termination of the Merger to all eligible employees who are not impacted by CARES Act compensation restrictions, a write-off of capitalized deferred equity issuance costs of $2 million and other legal and professional fees associated with the termination of the Merger Agreement. Further, Spirit is obligated to reimburse $25 million of our incurred Merger-related expenses. In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition proposal with another acquiror or enters into a definitive written agreement providing for the consummation of an acquisition proposal with another acquiror which is ultimately consummated, we will be owed an additional $69 million, as provided for in the Merger Agreement. Please refer to “Notes to Condensed Consolidated Financial Statements — 14. The Proposed Merger with Spirit Airlines, Inc.” for additional detail.
Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Total operating revenues for the second quarter of 2022 totaled $909 million, an increase of 65% compared to the second quarter of 2021, primarily due to a 51% increase in total revenue per available seat mile (“RASM”) as compared to the corresponding period in 2021, along with a 10% increase in capacity, as measured by available seat miles (“ASMs”), as the demand for leisure travel continues to recover from the COVID-19 pandemic.
Total operating expenses during the second quarter of 2022 totaled $902 million, resulting in a cost per available seat mile (“CASM”) of 11.87¢, compared to 7.68¢ for the second quarter of 2021. Fuel expense during the second quarter of 2022 was $335 million, an increase of 141% compared to the corresponding prior year period, driven by a 117% increase in fuel rates and an 11% increase in fuel consumption associated with a 10% increase in our capacity. Our non-fuel expenses increased by 44% compared to the corresponding prior year period, primarily due to the cessation of CARES Act credits in 2021 compared to the $87 million benefit from the recognition of grant funding received under the PSP2 and PSP3 Agreements and CARES Employee Retention Credits during the three months ended June 30, 2021, as well as higher capacity and the resulting increase in operations during the second quarter of 2022, along with $9 million in transaction and merger-related costs and $7 million in asset impairment charges recorded during the three months ended June 30, 2022. These increases resulted in a 32% increase in CASM (excluding fuel), from 5.67¢ for the second quarter of 2021 to 7.46¢ for the second quarter of 2022. Adjusted CASM (excluding fuel), which excludes the impact of the transaction and merger-related costs, asset impairment and collective bargaining contract ratification for the three months ended June 30, 2022, and excludes the CARES Act credits and early lease termination costs for the remaining A319 aircraft returned in 2021 for the three months ended June 30, 2021, increased from 6.84¢ for the second quarter of 2021 to 7.24¢ for the second quarter of 2022. See the reconciliation to corresponding GAAP measures provided below.

We generated net income of $13 million and $19 million during the three months ended June 30, 2022 and 2021, respectively. Our results for the three months ended June 30, 2022 include $9 million of transaction and merger-related costs, $7 million of asset impairment costs and $1 million in aircraft technician contract ratification costs within operating expenses. Our results for the three months ended June 30, 2021 include an $87 million benefit related to funding recognized from the PSP2 and PSP3 Grants and the recognition of CARES Employee Retention Credits, $6 million in costs incurred with the early termination of our A319 leased aircraft and $2 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued pursuant to the Treasury Loan and PSP Promissory Notes. Considering these aforementioned non-GAAP adjustments and the related tax expense/(benefit) of $10 million and ($10 million) for the three months ended June 30, 2022 and 2021, respectively, our adjusted net income was $20 million for the three months ended June 30, 2022, as compared to an adjusted net loss of $50 million for the corresponding prior year period. See the reconciliation to corresponding GAAP measures provided below.
Operating Revenues

	Three Months Ended June 30,
	2022	2021	Change
Operating revenues ($ in millions):
Passenger	$890	$536	$354		66%
Other	19	14	5		36%
Total operating revenues	$909	$550	$359		65%

Operating statistics:
Available seat miles (ASMs) (millions)	7,594	6,934	660		10%
Revenue passenger miles (RPMs) (millions)	6,388	5,544	844		15%
Average stage length (statute miles)	960	966	(6)		(1)%
Load factor (%)	84.1%	80.0%	4.1	pts	N/A
Total revenue per available seat mile (RASM) (¢)	11.97	7.92	4.05		51%
Total revenue per passenger ($)	139.40	98.06	41.34		42%
Passengers (thousands)	6,518	5,602	916		16%
Total operating revenue increased $359 million, or 65%, during the three months ended June 30, 2022, as compared to the corresponding prior year period, as we experienced increased demand for leisure travel. Revenue was favorably impacted by the 42% increase in total revenue per passenger, including a 69% increase in fare revenue per passenger and 25% increase in ancillary revenue per passenger, alongside a 4% increase in load factor as compared to the corresponding prior year period, which resulted in a 51% increase in RASM as compared to the three months ended June 30, 2021. In addition, total operating revenue was favorably impacted by a 10% increase in capacity growth, as measured by ASMs, an increase in average daily aircraft utilization to 10.9 hours per day for the three months ended June 30, 2022, an 8% increase from the corresponding prior year period, as well as an increase of 3% in average aircraft in service during the three months ended June 30, 2022, as compared to the corresponding prior year period.

Operating Expenses

	Three Months Ended June 30,				Cost per ASM
	2022	2021	Change		2022		2021		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$335	$139	$196	141%	4.41	¢	2.01	¢	119%
Salaries, wages and benefits	174	154	20	13%	2.29		2.22		3%
Aircraft rent	133	133	—	—%	1.75		1.92		(9)%
Station operations	120	107	13	12%	1.58		1.54		3%
Sales and marketing	46	30	16	53%	0.61		0.43		42%
Maintenance materials and repairs	31	27	4	15%	0.41		0.39		5%
Depreciation and amortization	15	10	5	50%	0.20		0.14		43%
CARES Act credits	—	(87)	87	N/M	—		(1.25)		N/M
Transaction and merger-related costs	9	—	9	N/M	0.12		—		N/M
Other operating expenses	39	19	20	105%	0.50		0.28		79%
Total operating expenses	$902	$532	$370	70%	11.87	¢	7.68	¢	55%

Operating statistics:
Available seat miles (ASMs) (millions)	7,594	6,934	660	10%
Average stage length (statute miles)	960	966	(6)	(1)%
Departures	40,829	37,126	3,703	10%
CASM (excluding fuel) (¢)	7.46	5.67	1.79	32%
Adjusted CASM (excluding fuel) (¢)	7.24	6.84	0.4	6%
Fuel cost per gallon ($)	4.41	2.03	2.38	117%
Fuel gallons consumed (thousands)	76,000	68,564	7,436	11%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest

	Three Months Ended June 30,
	2022		2021
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		11.87		7.68
Aircraft fuel	(335)	(4.41)	(139)	(2.01)
CASM (excluding fuel)		7.46		5.67
Transaction and merger-related costs(b)	(9)	(0.12)	—	—
Asset impairment(c)	(7)	(0.09)	—	—
Collective bargaining contract ratification(d)	(1)	(0.01)	—	—
Early lease termination costs(e)	—	—	(6)	(0.08)
CARES Act – grant recognition and employee retention credits(f)	—	—	87	1.25
Adjusted CASM (excluding fuel)(g)		7.24		6.84
Aircraft fuel	335	4.41	139	2.01
Adjusted CASM		11.65		8.85
Net interest expense (income)	(1)	(0.01)	4	0.05
CARES Act – mark to market impact for warrants(h)	—	—	(2)	(0.03)
Adjusted CASM + net interest(i)		11.64		8.87

CASM		11.87		7.68
Net interest expense (income)	(1)	—	4	0.05
CASM + net interest		11.87		7.73
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)Represents $5 million in employee retention costs and $4 million in transaction costs, including legal and other professional fees, incurred in connection with the proposed Merger with Spirit Airlines.
(c)Represents a write-off of $7 million in capitalized software development costs as a result of a termination of a vendor arrangement.
(d)Represents $1 million of costs related to a one-time contract ratification incentive, plus payroll-related taxes earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
(e)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the three months ended June 30, 2021, we incurred $5 million in aircraft rent costs and $1 million in depreciation relating to the acceleration and resulting changes to our lease return obligations.
(f)Represents the recognition of $81 million of net grant funding received from the Treasury for payroll support during the three months ended June 30, 2021 as part of the PSP2 and PSP3 Agreements under the CARES Act along with $6 million of CARES Employee Retention Credits.
(g)Adjusted CASM (excluding fuel) is included as a supplemental disclosure because we believe that excluding aircraft fuel is useful to investors as it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. The price of fuel, over which we have limited control, impacts the comparability of period-to-period financial performance, and excluding the price of fuel allows management an additional tool to understand and analyze our non-fuel costs and core operating performance, and increases comparability with other airlines that also provide a similar metric. Adjusted CASM (excluding fuel) is not determined in accordance with GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(h)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of our IPO and the resulting reclassification of warrants from liability-based awards to equity-based awards, as of April 6, 2021, we no longer mark to market the warrants.

(i)Adjusted CASM including net interest is included as a supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense increased by $196 million, or 141%, during the three months ended June 30, 2022, as compared to the corresponding prior year period. The increase was primarily due to a 117% increase in fuel rates, in addition to an 11% increase in fuel gallons consumed due to the increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $20 million, or 13%, during the three months ended June 30, 2022, as compared to the corresponding prior year period. The increase was due to higher crew costs, primarily from pilots, driven by elevated credit hours due in part to COVID-19 sick time and a surplus in headcount, as well as pilot benefit costs for the three months ended June 30, 2022, as compared to the corresponding prior year period. In addition, during the three months ended June 30, 2022, we incurred $1 million in expense related to a one-time ratification incentive bonus and related payroll adjustments as result of recent contract ratification with International Brotherhood of Teamsters (“IBT”), the union representing our aircraft technicians, in May 2022.
Aircraft Rent. Aircraft rent expense was flat as compared to the corresponding prior year period, as the increases in the expected lease return costs and the increase in our fleet period-over-period were offset by the $10 million payback of lease deferrals from 2020 recognized in 2021. No lease deferrals were paid for the three months ended June 30, 2022.

Station Operations. Station operations expense increased by $13 million, or 12%, during the three months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to a 10% increase in departures, as well as cost increases in our airport support operations and as a result of higher passenger reaccommodation costs. These increases were partially offset by other favorable station costs.

Sales and Marketing. Sales and marketing expense increased by $16 million, or 53%, during the three months ended June 30, 2022, as compared to the corresponding prior year period, due to higher credit card fees resulting from the 65% increase in revenue in addition to increased sales support and advertising expenses. The following table presents our distribution channel mix:

	Three Months Ended June 30,
Distribution Channel	2022	2021	Change
Our website, mobile app and other direct channels	68%	70%	(2)	pts
Third-party channels	32%	30%	2	pts
Maintenance Materials and Repairs. Maintenance materials and repairs expense increased by $4 million, or 15%, during the three months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to higher average daily utilization per aircraft compared to the corresponding prior year period which resulted in higher maintenance and associated contract labor costs. These increases were partly offset by a pricing benefit realized as a result of renegotiation of a vendor contract for certain component and maintenance services during the three months ended June 30, 2022.
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 50%, during the three months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to a $7 million asset impairment as a result of the write-off of certain capitalized software development costs.
CARES Act Credits. CARES Act credits decreased by $87 million during the three months ended June 30, 2022, as compared to the corresponding prior year period. During the three months ended June 30, 2022, we did not recognize any CARES Act credits due to cessation of the program in 2021. During the three months ended June 30,

2021, we recognized $81 million in PSP grant funding received from the Treasury under the PSP2 and PSP3 Agreements and $6 million in CARES Employee Retention Credits.
Transaction and Merger-Related Costs. As a result of the proposed Merger with Spirit, we incurred $9 million in related costs during the three months ended June 30, 2022, including $5 million in employee retention costs and $4 million in transaction costs which primarily relate to legal and other professional fees.
Other Operating Expenses. Other operating expenses increased by $20 million, or 105%, during the three months ended June 30, 2022, as compared to the corresponding prior year period. The increase was driven primarily by increases in travel expenses relating to crew accommodations, higher supplies and general and administrative costs, including IT and professional services, and increases in other operating costs during the three months ended June 30, 2022, as compared to the corresponding prior year period, due to an increase in capacity as demand continues to recover from the COVID-19 pandemic.
Other Income (Expense). We recognized $1 million in other income during the three months ended June 30, 2022, as compared to $4 million in other expenses during three months ended June 30, 2021, primarily due to $2 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan during the three months ended June 30, 2021. Additionally, an increase in interest rates contributed to an increase in interest income for the three months ended June 30, 2022, as compared to the corresponding prior year period.
Income Taxes. Our effective tax rate reflected a 62.5% income tax benefit during the three months ended June 30, 2022, as compared to 35.7% of income tax benefit during the corresponding prior year period. The increase in the estimated annual tax rate for the six months ended June 30, 2022, as compared to the estimated annual effective rate for the first quarter of 2022, resulted in an income tax benefit for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2021 includes the non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of our participation in the PSPs and the Treasury Loan and excess tax benefits associated with our stock-based compensation arrangements.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Total operating revenues for the six months ended June 30, 2022 totaled $1,514 million, an increase of 84% compared to the six months ended June 30, 2021, primarily due to a 41% increase in RASM as compared to the corresponding period in 2021, along with a 30% increase in capacity, as measured by ASMs, as the demand for leisure travel continues to recover from the COVID-19 pandemic.
Total operating expenses during the six months ended June 30, 2022 totaled $1,660 million, resulting in a CASM of 11.04¢, compared to 7.76¢ for the six months ended June 30, 2021. Fuel expense during the six months ended June 30, 2022 was $550 million, an increase of 147% compared to the corresponding prior year period, driven by a 89% increase in fuel rates and a 31% increase in fuel consumption associated with a 30% increase in our capacity. Our non-fuel expenses increased by 65% compared to the corresponding prior year period, driven primarily by the cessation of CARES Act credits in 2021 compared to the $223 million benefit from the recognition of grant funding received under the PSP2 and PSP3 Agreements and CARES Employee Retention Credits during the six months ended June 30, 2021, as well as higher capacity and the resulting increase in operations during the six months ended June 30, 2022, as compared to the corresponding prior year period, and $20 million of transaction and merger-related costs during the six months ended June 30, 2022. These increases resulted in a 27% increase in CASM (excluding fuel), from 5.83¢ for the six months ended June 30, 2021 to 7.38¢ for the six months ended June 30, 2022. Adjusted CASM (excluding fuel), which excludes the impact of transaction and merger-related costs, asset impairment and collective bargaining contract ratification costs for the six months ended June 30, 2022 and excludes the impact of the CARES Act credits and early lease termination costs for the remaining A319 aircraft returned in 2021 for the six months ended June 30, 2021, decreased from 7.68¢ for the six months ended June 30, 2021 to 7.19¢ for the six months ended June 30, 2022. See the reconciliation to corresponding GAAP measures provided below.

We generated a net loss of $108 million and $72 million during the six months ended June 30, 2022 and 2021, respectively. Our results for the six months ended June 30, 2022 include $20 million of transaction and merger-related costs, $7 million of asset impairment costs and $1 million in aircraft technician contract ratification costs within operating expenses, as well as $7 million in other non-operating expenses related to the write-off of unamortized deferred financing costs due to the paydown of the Treasury Loan. Our results for the six months ended June 30, 2021 include a $223 million benefit related to funding recognized from the PSP2 and PSP3 Grants and the recognition of CARES Employee Retention Credits, $10 million in costs incurred with the early termination of our A319 leased aircraft and $22 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued pursuant to the Treasury Loan and PSP Promissory Notes. Considering these aforementioned non-GAAP adjustments and the related tax expense/(benefit) of $16 million and ($40 million) for the six months ended June 30, 2022 and 2021, respectively, our adjusted net loss was $89 million for the six months ended June 30, 2022, as compared to an adjusted net loss of $223 million for the corresponding prior year period. See the reconciliation to corresponding GAAP measures provided below.
Operating Revenues

	Six Months Ended June 30,
	2022	2021	Change
Operating revenues ($ in millions):
Passenger	$1,478	$798	$680	85%
Other	36	23	13	57%
Total operating revenues	$1,514	$821	$693	84%

Operating statistics:
Available seat miles (ASMs) (millions)	15,036	11,526	3,510	30%
Revenue passenger miles (RPMs) (millions)	11,912	8,755	3,157	36%
Average stage length (statute miles)	977	969	8	1%
Load factor (%)	79.2%	76.0%	3.2 pts	N/A
Total revenue per available seat mile (RASM) (¢)	10.07	7.12	2.95	41%
Total revenue per passenger ($)	126.71	92.67	34.04	37%
Passengers (thousands)	11,946	8,855	3,091	35%
Total operating revenue increased $693 million, or 84%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, as we experienced increased demand for leisure travel. Revenue was favorably impacted by the 37% increase in total revenue per passenger, including a 53% increase in fare revenue per passenger and a 26% increase in ancillary revenue, alongside a 3% increase in load factor as compared to the corresponding prior year period, which resulted in a 41% increase in RASM during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. In addition, total operating revenue was favorably impacted by a 30% increase in capacity growth, as measured by ASMs, due to an average daily aircraft utilization of 10.8 hours per day for the six months ended June 30, 2022, a 23% increase from the corresponding prior year period, as well as an increase of 8% in average aircraft in service during the six months ended June 30, 2022, as compared to the corresponding prior year period.

Operating Expenses

	Six Months Ended June 30,				Cost per ASM
	2022	2021	Change		2022		2021		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$550	$223	$327	147%	3.66	¢	1.93	¢	90%
Salaries, wages and benefits	346	293	53	18%	2.30		2.54		(9)%
Aircraft rent	261	271	(10)	(4)%	1.74		2.35		(26)%
Station operations	225	177	48	27%	1.50		1.54		(3)%
Sales and marketing	78	47	31	66%	0.52		0.41		27%
Maintenance materials and repairs	65	53	12	23%	0.43		0.46		(7)%
Depreciation and amortization	28	18	10	56%	0.19		0.16		19%
CARES Act credits	—	(223)	223	N/M	—		(1.93)		N/M
Transaction and merger-related costs	20	—	20	N/M	0.13		—		N/M
Other operating expenses	87	36	51	142%	0.57		0.30		90%
Total operating expenses	$1,660	$895	$765	85%	11.04	¢	7.76	¢	42%

Operating statistics:
Available seat miles (ASMs) (millions)	15,036	11,526	3,510	30%
Average stage length (statute miles)	977	969	8	1%
Departures	79,413	61,535	17,878	29%
CASM (excluding fuel) (¢)	7.38	5.83	1.55	27%
Adjusted CASM (excluding fuel) (¢)	7.19	7.68	(0.49)	(6)%
Fuel cost per gallon ($)	3.72	1.97	1.75	89%
Fuel gallons consumed (thousands)	147,993	113,065	34,928	31%
__________________
(a)CASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest

	Six Months Ended June 30,
	2022		2021
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		11.04		7.76
Aircraft fuel	(550)	(3.66)	(223)	(1.93)
CASM (excluding fuel)		7.38		5.83
Transaction and merger-related costs(b)	(20)	(0.13)	—	—
Asset impairment(c)	(7)	(0.05)	—	—
Collective bargaining contract ratification(d)	(1)	(0.01)	—	—
Early lease termination costs(e)	—	—	(10)	(0.08)
CARES Act – grant recognition and employee retention credits(f)	—	—	223	1.93
Adjusted CASM (excluding fuel)(g)		7.19		7.68
Aircraft fuel	550	3.66	223	1.94
Adjusted CASM		10.85		9.62
Net interest expense (income)	7	0.05	25	0.22
CARES Act – write-off of deferred financing costs due to paydown of loan(h)	(7)	(0.05)	—	—
CARES Act – mark to market impact for warrants(i)	—	—	(22)	(0.20)
Adjusted CASM + net interest(j)		10.85		9.64

CASM		11.04		7.76
Net interest expense (income)	7	0.05	25	0.22
CASM + net interest		11.09		7.98
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)Represents $12 million in transaction costs, including banking, legal and accounting fees, and $8 million in employee retention costs incurred in connection with the proposed Merger with Spirit Airlines.
(c)Represents a write-off of $7 million in capitalized software development costs as a result of a termination of a vendor arrangement.
(d)Represents $1 million of costs related to a one-time contract ratification incentive, plus payroll-related taxes earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
(e)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the six months ended June 30, 2021, we incurred $9 million in aircraft rent costs and $1 million in depreciation relating to the acceleration and resulting changes to our lease return obligations.
(f)Represents the recognition of $206 million of net grant funding received from the Treasury for payroll support during the six months ended June 30, 2021 as part of the PSP2 and PSP3 Agreements under the CARES Act, along with $17 million of CARES Employee Retention Credits.
(g)Adjusted CASM (excluding fuel) is included as a supplemental disclosure because we believe that excluding aircraft fuel is useful to investors as it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. The price of fuel, over which we have limited control, impacts the comparability of period-to-period financial performance, and excluding the price of fuel allows management an additional tool to understand and analyze our non-fuel costs and core operating performance, and increases comparability with other airlines that also provide a similar metric. Adjusted CASM (excluding fuel) is not determined in accordance with GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(h)On February 2, 2022, we repaid the Treasury Loan, which resulted in a one-time write-off of the remaining $7 million in unamortized deferred financing costs related to the Treasury Loan. This amount is a component of interest expense.
(i)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of our IPO and the resulting reclassification of warrants from liability-based awards to equity-based awards, as of April 6, 2021, we no longer mark to market the warrants.
(j)Adjusted CASM including net interest is included as a supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense increased by $327 million, or 147%, during the six months ended June 30, 2022, as compared to the corresponding prior year period. The increase was primarily due to a 89% increase in fuel rates and the 31% increase in fuel gallons consumed due to the increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $53 million, or 18%, during the six months ended June 30, 2022, as compared to the corresponding prior year period. The increase was due to higher crew costs, primarily from pilots, driven by elevated credit hours as well as pilot benefit costs and expansion in salaried support staff costs for the six months ended June 30, 2022, as compared to the corresponding prior year period. In addition, during the six months ended June 30, 2022, we incurred $1 million in expense related to a one-time ratification incentive bonus and related payroll adjustments as result of recent contract ratification with IBT, the union representing our aircraft technicians, in May 2022.
Aircraft Rent. Aircraft rent expense decreased by $10 million, or 4%, during the six months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to the payback of $29 million of lease deferrals from 2020 recognized in 2021, while no lease deferrals were paid for the six months ended June 30, 2022. The decrease related to lease deferrals was partially offset by the increase in our fleet period-over-period and higher costs associated with anticipated lease returns.

Station Operations. Station operations expense increased by $48 million, or 27%, during the six months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to a 29% increase in departures as well as higher passenger reaccommodation expenses and cost increases in our airport support operations. In addition, we experienced a favorable impact of $9 million during the six months ended June 30, 2021 related to deferral agreements on certain leases with our airport facilities that were negotiated to manage liquidity during the recovery from the COVID-19 pandemic, which had a $1 million unfavorable impact during the six months ended June 30, 2022. These increases were partially offset by other favorable station costs.
Sales and Marketing. Sales and marketing expense increased by $31 million, or 66%, during the six months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to higher credit card processing fees resulting from the 84% increase in revenue, in addition to increased sales support and advertising expenses. The following table presents our distribution channel mix:

	Six Months Ended June 30,
Distribution Channel	2022	2021	Change
Our website, mobile app and other direct channels	69%	71%	(2)	pt
Third-party channels	31%	29%	2	pt
Maintenance Materials and Repairs. Maintenance materials and repair expense increased by $12 million, or 23%, during the six months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to higher average daily utilization per aircraft compared to the corresponding prior year period, which resulted in higher maintenance and associated contract labor costs. These increases were partly offset by a pricing benefit realized as a result of renegotiation of a vendor contract during the six months ended June 30, 2022 for certain components and maintenance services and a decrease in volume and extent of planned maintenance checks during the six months ended June 30, 2022, as compared to the corresponding prior year period.

Depreciation and Amortization. Depreciation and amortization expense increased by $10 million, or 56%, during the six months ended June 30, 2022, as compared to the corresponding prior year period, primarily due to a $7 million asset impairment as a result of a write-off of certain capitalized software development costs as well as an increase in capitalized maintenance.
CARES Act Credits. CARES Act credits decreased by $223 million during the six months ended June 30, 2022, as compared to the corresponding prior year period. During the six months ended June 30, 2022, we did not recognize any CARES Act credits due to cessation of the program in 2021. During the six months ended June 30, 2021, we recognized $206 million in PSP grant funding received from the Treasury under the PSP2 and PSP3 Agreements and $17 million in CARES Employee Retention Credits.
Transaction and Merger-Related Costs. As a result of the proposed Merger with Spirit, we incurred $20 million in related costs during the six months ended June 30, 2022, including $12 million in transaction costs, which primarily relate to banking, legal and accounting fees, and $8 million in employee retention costs.
Other Operating Expenses. Other operating expenses increased by $51 million, or 142%, during the six months ended June 30, 2022, as compared to the corresponding prior year period. The increase was driven by increases in travel expenses relating to crew accommodations, higher supplies and general and administrative costs, including IT and professional services, and increases in other operating costs during the six months ended June 30, 2022 as compared to the corresponding prior year period, due to an increase in capacity as demand continues to recover from the COVID-19 pandemic. Additionally, the six months ended June 30, 2021 included $8 million in additional sale leaseback gains due to more aircraft deliveries as compared to the six months ended June 30, 2022.
Other Income (Expense). Other expenses decreased by $18 million, or 72%, during the six months ended June 30, 2022, as compared to the corresponding prior year period. The decrease was primarily due to $22 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan during the six months ended June 30, 2021. Additionally, an increase in interest rates contributed to an increase in interest income for the six months ended June 30, 2022. This decrease in other expenses during the six months ended June 30, 2022 was partially offset by a $7 million loss from the extinguishment of debt related to the write-off of unamortized deferred financing costs associated with the Treasury Loan.
Income Taxes. Our effective tax rate for the six months ended June 30, 2022 was a benefit of 29.4%, compared to a benefit of 27.3% for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 is higher than the statutory rate due to the non-deductibility of certain executive compensation costs and other employee benefits. The effective tax rate for the six months ended June 30, 2021 includes excess tax benefits associated with our stock-based compensation arrangements offset by the non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of our participation in the PSPs and the Treasury Loan.

Reconciliation of Net income (loss) to Adjusted net income (loss), EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted net income (loss)(a)	$20	$(50)	$(89)	$(223)
EBITDA(a)	$22	$28	$(118)	$(56)
EBITDAR(b)	$155	$161	$143	$215
Adjusted EBITDA(a)	$32	$(54)	$(97)	$(270)
Adjusted EBITDAR(b)	$165	$74	$164	$(8)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$13	$19	$(108)	$(72)
Non-GAAP Adjustments(a):
Transaction and merger-related costs	9	—	20	—
Asset impairment	7	—	7	—
Collective bargaining contract ratification	1	—	1	—
Early lease termination costs	—	6	—	10
CARES Act – grant recognition and employee retention credits	—	(87)	—	(223)
CARES Act – write-off of deferred financing costs due to paydown of loan	—	—	7	—
CARES Act – mark to market impact for warrants	—	2	—	22
Pre-tax impact	17	(79)	35	(191)
Tax benefit (expense) related to non-GAAP adjustments	(10)	10	(16)	40
Adjusted net income (loss)	$20	$(50)	$(89)	$(223)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$13	$19	$(108)	$(72)
Plus (minus):
Interest expense	3	5	12	27
Capitalized interest	(2)	(1)	(3)	(2)
Interest income and other	(2)	—	(2)	—
Income tax expense (benefit)	(5)	(5)	(45)	(27)
Depreciation and amortization	15	10	28	18
EBITDA	22	28	(118)	(56)
Plus: Aircraft rent	133	133	261	271
EBITDAR	$155	$161	$143	$215

EBITDA	$22	$28	$(118)	$(56)
Plus (minus)(a):
Transaction and merger-related costs	9	—	20	—
Collective bargaining contract ratification	1	—	1	—
Early lease termination costs	—	5	—	9
CARES Act – grant recognition and employee retention credits	—	(87)	—	(223)
Adjusted EBITDA	32	(54)	(97)	(270)
Plus: Aircraft rent(b)	133	128	261	262
Adjusted EBITDAR	$165	$74	$164	$(8)
__________________
(a)See “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest” above for a discussion on adjusting items.
(b)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $5 million and $9 million for the three and six months ended June 30, 2021, respectively, for costs incurred due to the early termination of our A319 leased aircraft. See footnote (e) under the caption “Reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest.”

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2022 and 2021. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2022	2021		Change	2022	2021		Change
Operating statistics (unaudited)(a)
Available seat miles (ASMs) (millions)	7,594	6,934		10%	15,036	11,526		30%
Departures	40,829	37,126		10%	79,413	61,535		29%
Average stage length (statute miles)	960	966		(1)%	977	969		1%
Block hours	109,074	98,150		11%	215,611	162,617		33%
Average aircraft in service	110	107		3%	110	102		8%
Aircraft – end of period	114	109		5%	114	109		5%
Average daily aircraft utilization (hours)	10.9	10.1		8%	10.8	8.8		23%
Passengers (thousands)	6,518	5,602		16%	11,946	8,855		35%
Average seats per departure	193	193		—%	193	193		—%
Revenue passenger miles (RPMs) (millions)	6,388	5,544		15%	11,912	8,755		36%
Load Factor (%)	84.1%	80.0%	4.1	pts	79.2%	76.0%	3.2	pts
Fare revenue per passenger ($)	64.44	38.07		69%	54.33	35.41		53%
Non-fare passenger revenue per passenger ($)	72.01	57.52		25%	69.36	54.67		27%
Other revenue per passenger ($)	2.95	2.47		19%	3.02	2.59		17%
Total revenue per passenger ($)	139.40	98.06		42%	126.71	92.67		37%
Total revenue per available seat mile (RASM) (¢)	11.97	7.92		51%	10.07	7.12		41%
Cost per available seat mile (CASM) (¢)	11.87	7.68		55%	11.04	7.76		42%
CASM (excluding fuel) (¢)	7.46	5.67		32%	7.38	5.83		27%
CASM + net interest (¢)	11.87	7.73		54%	11.09	7.98		39%
Adjusted CASM (¢) (b)	11.65	8.85		32%	10.85	9.62		13%
Adjusted CASM (excluding fuel) (¢) (b)	7.24	6.84		6%	7.19	7.68		(6)%
Adjusted CASM + net interest (¢) (b)	11.64	8.87		31%	10.85	9.64		13%
Fuel cost per gallon ($)	4.41	2.03		117%	3.72	1.97		89%
Fuel gallons consumed (thousands)	76,000	68,564		11%	147,993	113,065		31%
Employees (FTE)	5,712	5,154		11%	5,712	5,154		11%
__________________
(a)See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)For a reconciliation of CASM to Adjusted CASM (excluding fuel) and Adjusted CASM including net interest, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Liquidity, Capital Resources and Financial Position
Overview
As of June 30, 2022, we had $766 million of cash and cash equivalents. We had $373 million of total debt, net, of which $161 million is short-term debt. Our total debt, net is comprised of our $221 million pre-delivery payment facility (“PDP Financing Facility”), $71 million pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in PSP Promissory Notes and $18 million in secured indebtedness for our headquarters building, partly offset by $3 million in deferred debt acquisition costs and other discounts.

On February 2, 2022, we repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the six months ended June 30, 2022. By repaying the amounts outstanding under the Treasury Loan, our co-brand credit card program and related brand assets that collateralized the Treasury Loan are now unencumbered.
On February 5, 2022, we entered into the Merger Agreement with the Merger Sub and Spirit. The Merger Agreement provided that, among other things, the Merger Sub would be merged with and into Spirit, with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of ours. On July 27, 2022, we and Spirit mutually terminated the Merger Agreement. As a result, Spirit is obligated to reimburse $25 million of our incurred Merger-related expenses. In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition proposal with another acquiror or enters into a definitive written agreement providing for the consummation of an acquisition proposal with another acquiror which is ultimately consummated, we will be owed an additional $69 million, as provided for in the Merger Agreement.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of June 30, 2022, we are in compliance with all of our covenants, except we have obtained a waiver of relief for the covenant provisions through the third quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect any potential downturn due to the COVID-19 pandemic.
The following table presents the major indicators of our financial condition and liquidity.

	June 30, 2022	December 31, 2021

	(in millions, except percentages)
Cash and cash equivalents	$766	$918
Total current assets, excluding cash and cash equivalents	$188	$119
Total current liabilities, excluding current maturities of long-term debt and operating leases	$949	$755
Current maturities of long-term debt, net	$161	$127
Long-term debt, net	$212	$287
Stockholders’ equity	$426	$530
Debt to capital ratio	47%	44%
Debt to capital ratio, including operating lease obligations	87%	84%
Use of Cash and Future Obligations
Our cash requirements, and ability to generate the cash flow, have been adversely impacted by the COVID-19 pandemic. However, we expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings on our credit facility and/or potential issuance of debt or equity. Our primary uses of cash are for working capital, aircraft pre-delivery payments, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of June 30, 2022, we operated all of our 114 aircraft under operating leases. Pre-delivery deposit payments (“PDPs”) relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of June 30, 2022, we had $301 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of June 30, 2022 our PDP Financing Facility, which allows us to draw up to an aggregate of $280 million, had $221 million outstanding. The PDP Financing Facility also provides us flexibility to potentially obtain commitments from other lenders. As of June 30, 2022, we had an obligation to purchase 229 A320neo family aircraft to be delivered by 2029, nine of which had committed operating leases for 2022 deliveries. We are evaluating financing options for the remaining aircraft.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to our respective aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed-upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During the six months ended June 30, 2022 and 2021, we made $10 million and $8 million, respectively, in maintenance deposit payments to our lessors. As of June 30, 2022, we had $110 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheets, of which $8 million was included in accounts receivable because the eligible maintenance had been performed.
The following table summarizes current and long-term material cash requirements as of June 30, 2022, which we expect to fund primarily with operating cash flows (in millions):

	Material Cash Requirements
	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations(a)	$93	$134	$12	$—	$—	$137	$376
Interest commitments(b)	5	6	3	3	4	10	31
Operating lease obligations	222	446	429	415	351	1,060	2,923
Flight equipment purchase obligations	509	1,227	1,453	1,770	2,363	6,219	13,541
Maintenance deposit obligations(c)	2	3	3	3	3	9	23
Total	$831	$1,816	$1,900	$2,191	$2,721	$7,435	$16,894
__________________
(a)Includes principal only associated with our PDP Financing Facility due through 2025, our floating rate building note through 2023, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes through 2031. See “Notes to Condensed Consolidated Financial Statements — 7. Debt”.
(b)Represents interest on debt obligations.
(c)Represents fixed maintenance reserve payments for aircraft including estimated amounts for contractual price escalations.
Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Commitments and Contingencies” for additional discussion on our commitments.

Cash Flows
The following table presents information regarding our cash flows in the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in millions)
Net cash provided by (used in) operating activities	$(67)	$242
Net cash provided by (used in) investing activities	(57)	10
Net cash provided by (used in) financing activities	(28)	306
Net increase (decrease) in cash, cash equivalents and restricted cash	(152)	558
Cash, cash equivalents and restricted cash at beginning of period	918	378
Cash, cash equivalents and restricted cash at end of period	$766	$936
Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities totaled $67 million, which was driven by a $108 million net loss and non-cash adjustments totaling $30 million, partly offset by inflows from changes in operating assets and liabilities of $71 million.
The $71 million of inflows from changes in operating assets and liabilities includes:
•$99 million in increases in our air traffic liability as a result of increased bookings;
•$56 million in increases in other liabilities driven by growth in the business, reflected primarily through increases in our accrued fuel of $30 million, leased aircraft return costs of $30 million, passenger tax accounts of $26 million, partially offset by a $26 million payment to FAPAInvest, LLC for their phantom equity units; and
•$8 million in increases in accounts payable; partly offset by
•increases in other long-term assets of $42 million driven by increases in deferred taxes and prepaid maintenance, increases in supplies and other current assets of $34 million driven by growth in the business including increased fuel balances, increases in aircraft maintenance deposits of $10 million and an increase in accounts receivable of $6 million driven by increases in bookings.
Our net loss of $108 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$45 million in deferred tax benefits; and
•$28 million in gains recognized on sale-leaseback transactions; partially offset by
•$28 million in depreciation and amortization;
•$7 million in losses from the extinguishment of debt;
•$7 million in stock-based compensation expense; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
During the six months ended June 30, 2021, net cash provided by operating activities totaled $242 million, which was driven by cash inflows from changes in operating assets and liabilities of $331 million, partly offset by a $72 million net loss resulting from the significant impact of the COVID-19 pandemic on our operations and $17 million in non-cash adjustments.

The $331 million of inflows from changes in operating assets and liabilities includes:
•$199 million in increases in our air traffic liability due to increased bookings; and
•$164 million in increases in other liabilities as our operational related accruals increased in line with demand, capacity and overall departure increases and due to funds received from PSP3 that had not yet been recognized in our condensed consolidated statements of operations; partially offset by
•increases in accounts receivable primarily due to higher credit card receivables and increases in our other asset balances due to higher pre-paid expenses and vendor credits as a result of increased operations.
Our net loss of $72 million was also adjusted by the following non-cash items to arrive at cash provided by operating activities:
•$36 million in gains recognized on sale-leaseback transactions; and
•$27 million in deferred tax benefits; partially offset by
•$22 million in unrealized losses on the mark to market adjustments of our warrant liability with the Treasury;
•$18 million in depreciation and amortization;
•$5 million in stock-based compensation expense; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
In response to the COVID-19 pandemic, beginning in 2020, we were granted payment deferrals on leases included in our right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in our right-of-use assets. As these deferred payments are made, they are recognized in aircraft rent or station operations, as applicable, in our condensed consolidated statements of operations. There was a $1 million payment recognized in station operations within our condensed consolidated statements of operations for the six months ended June 30, 2022. The deferral for the six months ended June 30, 2021 decreased operating cash flows and unfavorably impacted our results of operations by $20 million, net, including a $29 million unfavorable impact to aircraft rent offset by a $9 million favorable impact to station operations resulting from additional deferrals granted. As of June 30, 2022, we had paid back all of our aircraft rent deferrals and had $10 million in station deferrals which will be recognized to station operations within our condensed consolidated statements of operations in future periods as the deferrals are repaid.
As of June 30, 2022, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities totaled $57 million, driven by:
•$41 million in net payments for pre-delivery deposits;
•$14 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activities.
During the six months ended June 30, 2021, net cash provided by investing activities totaled $10 million, driven by:
•$25 million in net refunds from pre-delivery deposits; partially offset by
•$12 million in cash outflows for capital expenditures; and
•$3 million in cash outflows relating to other investing activities.

Financing Activities
During the six months ended June 30, 2022, net cash used in financing activities was $28 million, driven by:
•$189 million in cash outflows from principal repayments on debt, which includes the paydown of the $150 million Treasury Loan and $39 million in PDP Financing Facility payments; and
•$3 million in cash outflows for payments related to minimum tax withholdings of share-based awards; partially offset by
•$141 million in cash proceeds from debt issuances, made up of a $56 million draw on our Barclays facility and $85 million in draws on our PDP Financing Facility, net of issuance costs; and
•$23 million in cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engine delivered during the six months ended June 30, 2022.
During the six months ended June 30, 2021, net cash provided by financing activities was $306 million, driven by:
•$266 million aggregate net proceeds from our IPO;
•$76 million in cash proceeds from debt issuances, made up of $43 million in draws on our PDP Financing Facility and $33 million in borrowings related to the PSP2 and PSP3 Promissory Notes; and
•$27 million in cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engine delivered during the six months ended June 30, 2021; partially offset by
•$60 million in cash outflows from principal repayments on our PDP Financing Facility; and
•$3 million in cash outflows for payments related to minimum tax withholdings of share-based awards.
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
“Treasury” means the United States Department of the Treasury.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 37%, 33%, 26% and 25% of total operating expenses for the three and six months ended June 30, 2022 and 2021, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense over the last 12 months by approximately $89 million.
Our strategy has been primarily to purchase out-of-the-money call options which are intended to provide protection against a large upward movement in fuel prices, while also allowing us to participate in any material fall in fuel prices. As of June 30, 2022 and December 31, 2021 we had no fuel derivative contracts outstanding; however historically we measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements.
Interest Rates. As of June 30, 2022 we are subject to market risk associated with changing interest rates, due to SOFR-based interest rates on our PDP Financing Facility and LIBOR-based interest rates on our floating rate building note and our affinity card advance purchase of mileage credits. During the six months ended June 30, 2022, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
We are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven or nine year swap rate. As part of our risk management program, we historically have entered into contracts in order to limit the exposure to fluctuations in interest rates. During the three and six months ended June 30, 2022, we paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date. We did not enter into any swaps during the three and six months ended 2021. As of June 30, 2022, we had hedged $245 million in aircraft rent payments for seven aircraft to be delivered by the end of 2023.
Foreign Exchange. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Mexican peso and the Dominican Republic peso. Our revenue is U.S. dollar denominated.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making an investment decision related to our common stock. The risks and uncertainties described below may not be the only ones we face, and many of such risks have been and will be exacerbated by the COVID-19 pandemic. If any of these risks should occur, our business, results of operations, financial condition or growth prospects could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Industry
The COVID-19 pandemic and measures to reduce its spread have had, and are expected to continue to have, a material adverse impact on our business, results of operations and financial condition.
The outbreak of COVID-19 and the implementation of measures to reduce its spread have adversely impacted, and continue to adversely impact, our business in a number of ways. Governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions, closures or recommendations against air travel and the implementation of mandatory quarantine periods after travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to the COVID-19 pandemic, we have significantly reduced capacity from our original plan and will continue to evaluate the need for further flight schedule adjustments. Although we have seen significant recovery of demand through the quarter ended June 30, 2022, as compared to the three and six months ended June 30, 2021, we are unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its respective subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel. We are closely monitoring the impact of the Omicron variant, and any new variants or subvariants, and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to these variants.
In response to the impacts of the COVID-19 pandemic, beginning in March 2020, we have taken measures to address the significant cash outflows resulting from the sharp decline in demand and we continue to evaluate options should the lack of demand for air travel continue beyond the near term. During 2020 and 2021, and through June 30, 2022, we also reduced our flight schedule to match demand levels and implemented various other initiatives to reduce costs and manage liquidity including, but not limited to:
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. On April 30, 2020 we entered into a Payroll Support Program Agreement with the U.S. Department of the Treasury (the “Treasury”) to receive funding through the Payroll Support Program (the “PSP”) over the second and third quarters of 2020. On September 28, 2020, we entered into a Loan and Guarantee Agreement (the “Treasury Loan Agreement”) with the Treasury for a secured term loan facility (the “Treasury Loan”); on January 15, 2021, we entered into an agreement with the Treasury for additional funding under the Payroll Support Extension Agreement (the “PSP2”); and on April 29, 2021, we entered into an agreement with the Treasury for additional funding under Payroll Support Program 3 (the “PSP3”). The funding we received is subject to significant restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”
As we outsource certain critical business activities to third parties and we depend on a limited number of suppliers for our aircraft and engines, we have increased our reliance on the successful implementation and execution of the business continuity planning of such third-party service providers in the current environment. If one or more of such third parties experience operational failures as a result of the impacts of the COVID-19 pandemic, including due to the significant disruption in global supply chains and staffing shortages caused by the pandemic, or due to sanctions imposed by the United States and foreign government bodies in response to the recent conflict between Russia and Ukraine, or claim that they cannot perform due to a force majeure event, it may have a material adverse impact on our business, results of operations and financial condition. We cannot guarantee that, as a result of the ongoing, or future, supply chain disruptions or staffing shortages, we or our third-party service providers will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives.
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
In connection with our participation in the PSP, PSP2, PSP3 and the Treasury Loan, we have been and will continue to be, as applicable, subject to certain restrictions and limitations, including, but not limited to:
•restrictions on repurchases of equity securities listed on a national securities exchange and on payment of dividends until February 2, 2023;
•requirements to have maintained certain levels of scheduled services through March 31, 2022 (including to destinations where there may have been significantly reduced or no demand);
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
•limitations on the use of the grant funds exclusively for the continuation of payment of employee salaries, wages and benefits; and
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
The termination of the proposed merger with Spirit Airlines, Inc. (“Spirit”) could negatively impact the market price of our common stock, as well as our future business, results of operations and financial condition.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp., a direct wholly-owned subsidiary of ours (“Merger Sub”), and Spirit, pursuant to which and subject to the terms and conditions therein, the Merger Sub would merge with and into Spirit, with Spirit continuing as a wholly-owned subsidiary of ours.
On July 27, 2022, we and Spirit mutually terminated the Merger Agreement. The termination of the Merger Agreement may adversely affect our stock price, business, results of operations and financial condition as follows:

•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed;
•we will not realize the anticipated benefits from the Merger, including a potentially enhanced competitive and financial position, and will instead be subject to all of the risks we currently face as an independent company;
•we may experience negative reactions from employees, customers, suppliers or other third parties;
•we may be subject to litigation, which could result in significant costs and expenses;
•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us; and
•our costs of pursuing the Merger may have been higher than anticipated.
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
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies or through new market entrants. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their network. A competitor adopting a ULCC strategy may have greater financial resources and access to lower-cost sources of capital than we do, which could enable them to execute a ULCC strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, our business, results of operations and financial condition could be materially adversely affected.
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
Our business has been, and may in the future be, materially adversely affected by the price and availability of aircraft fuel. Unexpected pricing of aircraft fuel or a shortage of, or disruption in, the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 37%, 33%, 26% and 25% of our operating expenses for the three and six months ended June 30, 2022 and 2021, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly, as occurred in 2021 and the first half of 2022. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft, we operate and have on order. See also “Risks Related to Our Business—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.” Aircraft fuel expense increased 141% and 147% in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, due to significant increases in both the price of fuel and our overall fuel consumption due to higher utilization and more operating aircraft. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. In particular, the recent conflict between Russia and Ukraine has caused shortages in the availability of aircraft fuel, including as a result of targeted sanctions and export control measures imposed by the United States and foreign government bodies. Although, for the three and six months ended June 30, 2022 any such shortages have not been material, there is no assurance that the shortages will not become more severe, and we cannot predict the continued impact of these sanctions and export control measures, or the impact of any further retaliatory actions that may be taken by Russia and the U.S. and foreign government bodies. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular have resulted, and could continue to result, in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
As of June 30, 2022 and December 31, 2021, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges had no impact on our condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021. We cannot assure you that any potential future fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
Restrictions on, or increased taxes applicable to, charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the three and six months ended June 30, 2022 and 2021, we generated non-fare passenger revenues of $470 million, $829 million, $322 million and $484 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as service fees, baggage fees, seat selection fees and other passenger-related revenue and is a component of passenger revenue within the condensed consolidated statements of operations. The U.S. Department of Transportation (“DOT”) has rules governing many facets of the airline-consumer relationship including, for instance, unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, consumer notice and disclosure requirements, consumer complaints, airline advertising and marketing practices, codeshare disclosure, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, customer service commitments and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process.

The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Federal Aviation Administration (“FAA”) Reauthorization Act of 2018 provided for several new requirements and rulemakings related to airlines including, but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty-period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or other mobility aids and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty-period limitations and rest requirements. We anticipate that the FAA will soon issue a final rule implementing flight attendant duty and rest periods, which will impact our scheduling flexibility. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. In July 2021, the DOT issued a notice of proposed rulemaking requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. See also “—We are subject to extensive regulation by the FAA, the DOT, TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
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
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from an inflationary economic environment and the responses by banking authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts and terrorist attacks and/or reactions to the COVID-19 pandemic, have historically impaired airline economics. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, including due to inflationary pressures and/or the disruption, instability and volatility in global markets resulting from the recent conflict between Russia and Ukraine, it could have a material adverse effect on our business, results of operations and financial condition. In particular, the ongoing COVID-19 pandemic and associated decline in economic activity and increase in unemployment levels have had, and may continue to have, a severe and prolonged effect on the global economy generally and, in turn, may continue to depress demand for air travel into the foreseeable future. Due to the uncertainty surrounding the duration and severity of the COVID-19 pandemic, we can provide no assurance as to when and at what pace demand for air travel will return to pre-pandemic levels, if at all.
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
Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, blizzards, snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization and point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines re-accommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of contagious diseases, such as COVID-19, Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, pertussis (whooping cough) and Zika virus, have in the past and may in the future result in significant decreases in passenger traffic and the imposition of government restrictions in service, resulting in a material adverse impact on the airline industry. New identification requirements, such as the implementation of rules under the REAL ID Act of 2005, and increased travel taxes, such as those provided in the Travel Promotion Act, enacted in March 2010, which currently charges visitors from certain countries a $17 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic.

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
On January 17, 2022, various executives of U.S. passenger airlines and cargo carriers, and airline industry associations, warned the U.S. federal government of the potential adverse impact the imminent deployment of AT&T and Verizon’s new 5G C-band service would have on U.S. aviation operations. According to aviation leaders, the deployment of the new 5G C-band service could cause, among other consequences, operational and security issues, interference with critical aircraft instruments and adverse impact to low-visibility operations. Any of these consequences could potentially cause flight cancellations, diversions and delays, or could result in damage to our aircraft and other equipment and a diminished margin of safety in airline operations. On January 18, 2022, AT&T and Verizon agreed to delay the implementation of 5G C-band service near airports while working with the FAA to develop long-term mitigations to support safe aviation operations. While AT&T and Verizon agreed to delay the activation of 5G transmitters in close proximity to airports, they did move forward with the activation of a vast majority of 5G transmitters away from airports, and we expect they will continue expanding their 5G C-band service through 2023. As a result, the FAA has taken precautionary steps to mitigate any remaining interference risks, which have resulted in minimal impacts to our operations, particularly in low-visibility conditions at certain airports. We cannot predict if any new requirements or restrictions will be imposed on airlines by the DOT, the FAA or other government agencies, but any such requirement or restriction could have an adverse effect on our operations and any sustained impact to our operations could adversely affect our business, results of operations and financial condition.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a firm commitment to purchase 229 A320neo family aircraft by the end of 2029, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive, with labor costs representing approximately 19%, 21%, 29% and 33% of our total operating costs for the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, approximately 87% of our workforce was represented by labor unions. We have ratified labor agreements with several of the labor unions representing our employees, including with the union representing our pilots in January 2019, with the union representing our flight attendants in May 2019 and with the union representing our aircraft technicians in May 2022. See “Business—Human Capital Resources” in our 2021 Annual Report. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
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
We are highly dependent on markets served from airports that are significant to our business, including Orlando, Denver, Las Vegas, Philadelphia and Atlanta. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
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
Our existing lease at Denver International Airport was extended and expires in December 2022 with one additional one-year extension option and in May 2022, we entered into an additional 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. We cannot assure you that renewal of the lease will occur on acceptable terms or at all, or that the new lease will not include additional or increased fees. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, our reputation or brand image could be adversely impacted by any inability to deliver strong operational performance, which we believe helps strengthen our customer loyalty and attract new customers. The DOT publishes statistics regarding measures of customer satisfaction for domestic airlines, including on-time performance and completion factors. Our on-time performance, which measures the percentage of our scheduled flights that were operated by us that were on-time (within 15 minutes) for domestic routes only, was 76.6%, 83.9%, and 73.1% for the years ended December 31, 2021, 2020, and 2019, respectively. Our completion factor, which measures the percentage of our scheduled flights that were completed by us for domestic routes only, whether or not delayed (i.e., not cancelled), was 98.6%, 94.9%, and 98.3% for the years ended December 31, 2021, 2020, and 2019, respectively. The ranges of on-time performance and completion factor for the 10 airlines of significant size in the United States ranged from 68.3% to 90.1% and 96.7% to 99.6%, respectively, and we ranked 7th and 3rd, respectively, for the year ended December 31, 2021. Any sustained inability to maintain or improve our operational performance could result in decreased customer loyalty and, in turn, could significantly harm our brand and reputation and adversely affect our business and financial results.
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
We have maintained a high daily aircraft utilization rate prior to the COVID-19 pandemic and expect our utilization rate to increase as the U.S. market continues to recover from the pandemic. Our average daily aircraft utilization was 10.9 hours, 10.8 hours, 10.1 hours and 8.8 hours for the three and six months ended June 30, 2022 and 2021, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand such as has been caused by the COVID-19 pandemic reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, in January 2021, the U.S. Environmental Protection Agency (“EPA”) adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. On November 15, 2021, EPA announced that it will not rewrite the existing airplane GHG emissions standards but will press for ambitious new airplane GHG emission standards at international negotiations organized by ICAO in late 2022. The outcome of the legal challenge and the development of new airplane GHG emissions standards cannot be predicted at this time. U.S. commitments announced during President Biden’s April 2021 Leaders Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential effects on our business cannot be predicted at this time.
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
As of June 30, 2022, we had $766 million of total available liquidity in cash and cash equivalents. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and to make scheduled payments on our aircraft-related fixed obligations, including substantial pre-delivery payments (“PDPs”) related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of the COVID-19 pandemic on our financial position and operations.
Under the terms of our PDP facility (the “PDP Financing Facility”), we are subject to a fixed charge coverage ratio requirement (the “FCCR Test”). If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the PDP Financing Facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the PDP Financing Facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. LTV Tests performed recently have not resulted in any required pre-payment of the PDP Financing Facility or posting of additional collateral. Additionally, we have also obtained a waiver of relief for the covenant provisions through the third quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
As of June 30, 2022, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus, CFM International, an affiliate of General Electric Company, and Pratt & Whitney. As of June 30, 2022, we had a firm obligation to purchase 229 A320neo family aircraft by the end of 2029, nine of which had a committed operating lease for 2022 deliveries. We intend to evaluate financing options for the remaining aircraft on order. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.
As of June 30, 2022, we had existing aircraft purchase commitments through 2029, all of which are for Airbus A320neo family aircraft. Of the 229 A320neo family aircraft we have committed to purchase by 2029, four will be equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company, 134 will be equipped with Pratt & Whitney Geared Turbo Fan (“GTF”) engines and we are still evaluating engine options for the remaining 91 aircraft on our order book related to the amendment that was entered into with Airbus in the fourth quarter of 2021. The A320neo family includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. While the A320neo family represents the latest step in the modernization of the A320 family of aircraft, the aircraft only entered commercial service in January 2016, and we are one of the first airlines to utilize the A320neo and LEAP engine. As a result, we are subject to those risks commonly associated with the initial introduction of a new aircraft and engine type, including with respect to the A320neo’s actual, sustained fuel efficiency and other projected cost savings, which may not be realized, as well as the reliability and maintenance costs associated with a new aircraft and engine type. In addition, it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
As of June 30, 2022, the operating leases for three, six, four, eight and twenty aircraft in our fleet were scheduled to terminate during the remainder of 2022, 2023, 2024, 2025 and 2026, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned, and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of June 30, 2022, we had a firm obligation to purchase 229 A320neo family aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these new initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of June 30, 2022, all 114 aircraft in our fleet were financed under operating leases. For the three and six months ended June 30, 2022 and 2021, we incurred aircraft rent of $133 million, $261 million, $133 million and $271 million, respectively, and maintenance costs of $31 million, $65 million, $27 million and $53 million, respectively. For the three and six months ended June 30, 2022, there were no deferrals or payments related to deferral arrangements with our lessors due to the COVID-19 pandemic, and therefore no impact to aircraft rent within the condensed consolidated statements of operations, as we had paid back the entire amount of our aircraft and engine rent deferrals, which were recognized as aircraft rent within the condensed consolidated statements of operations as the payments were made. For the three and six months ended June 30, 2021, aircraft rent included a $10 million and $29 million unfavorable impact, respectively, from the payments of deferral arrangements with our lessors. As of June 30, 2022 and December 31, 2021, we had future operating lease obligations of approximately $2,404 million and $2,435 million, respectively, and future principal debt obligations of $376 million and $423 million, respectively. For the six months ended June 30, 2022 and 2021, we made cash payments for interest related to debt of $5 million and $2 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus as well as CFM International and Pratt & Whitney for delivery over the next several years.
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
We have historically entered into agreements with third-party specialists to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, as well as administrative and support services. In response to the COVID-19 pandemic, we have increased our reliance on such third parties. As the U.S. market continues to recover from the pandemic, we are likely to enter into similar service agreements in new markets we decide to enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates. In addition, as airlines attempt to restore capacity in response to increased demand for air travel following the height of the pandemic, certain third-party vendors may have difficulty hiring or retaining sufficient talent to meet their obligations to us due to the impact of the COVID-19 pandemic including, among other things, employee response to any potential vaccine mandates.
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
We are highly dependent on select markets where we maintain a large presence, with 25% and 23% of our flights during the six months ended June 30, 2022 having Orlando International Airport and Denver International Airport as either their origin or destination, respectively. We operate at Orlando International Airport under an operating lease which expires in 2024, and we primarily operate out of Concourse A at Denver International Airport under an operating lease which expires in December 2022 with one additional one-year extension option. In May 2022, we entered into an additional 10-year airport use and lease agreement with the City and County of Denver expected to commence in 2023, which includes a new ground-level boarding facility and 14 accompanying gates. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion, which has adversely affected our operating performance and results of operations. We have also experienced increased competition at Denver International Airport since 2017 from carriers adding flights to and from Denver. Additionally, flight operations in both Orlando and Denver can face extreme weather challenges which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions.
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
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, the DOT and TSA have issued regulations, orders, rulings and guidance relating to the operation, safety and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, consumer notice and disclosure requirements, consumer complaints, airline advertising and marketing practices, codeshare disclosure, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, customer service commitments and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or mobility aids, and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty-period limitations and rest requirements. We anticipate that the FAA will soon issue a final rule implementing flight attendant duty and rest periods, which will impact our scheduling flexibility. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. In July 2021, the DOT issued a notice of proposed rulemaking requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation and raising the liability limit for mishandled baggage in domestic air transportation. In addition, the FAA issued its final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
•trading strategies related to changes in fuel or oil prices; and
•general market, political and other economic conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations and reduced credit availability.
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
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 217,675,437 shares of common stock outstanding as of June 30, 2022. All of the shares of common stock sold in our initial public offering (“IPO”) are freely tradable without restrictions or further registration under the Securities Act. An investment fund managed by Indigo, the holder of approximately 178.8 million shares of our common stock as of June 30, 2022, is entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
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
In addition, the interests of Indigo could conflict with the interests of other stockholders. As of June 30, 2022, investment funds managed by Indigo Partners hold approximately 18% of the total outstanding common stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. We entered into a codeshare arrangement with Volaris in January 2018. As of June 30, 2022, we did not compete directly with Volaris aside from on one route that we currently operate. However, there can be no assurances that we will not compete directly with Volaris in the future. Furthermore, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
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
As of the date of this report, Indigo controls approximately 82.2% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, and our board of directors has determined that all of the members of our audit committee are independent under SEC rules and the rules of the Nasdaq Stock Market. Once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, subject to certain phase-in requirements. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
If we continue to utilize the “controlled company” exemption, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. Our status as a controlled company could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the second quarter of 2022. Under the CARES Act, we are restricted from conducting certain share repurchases through February 2, 2023. Please refer to “Notes to Condensed Consolidated Financial Statements — 2. Impact of COVID-19” for a summary of the dividend restrictions imposed by the CARES Act and related legislation and agreements applicable to us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 5, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	2/7/2022	2.1

2.2	Amendment to Agreement and Plan of Merger, dated as of June 2, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	6/3/2022	2.1

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of June 24, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	6/27/2022	2.1

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.2

4.1	Form of Common Stock Certificate.	S-1	3/8/2021	4.2

4.2	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	4/6/2021	4.1

4.3†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.35

4.4	Form of PSP Warrant (incorporated by reference to Annex B of Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.36

4.5	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.38

4.6	Form of Warrant (incorporated by reference to Annex B of Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.39

4.7	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.43

4.8	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.44

4.9	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	5/13/2021	4.5

4.10	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021).	10-Q	5/13/2021	4.6

10.1#	Non-Employee Director Compensation Program, as amended on May 18, 2022.				X

10.2†
Eighth Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on Schedule I thereto.
					X

10.3	Eighth Amended and Restated Guarantee, dated as of June 30, 2022, by Frontier Airlines, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.				X

10.4
Eighth Amended and Restated Guarantee, dated as of June 30, 2022, by Frontier Airlines Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.
					X

10.5†	Amended and Restated Guarantee, dated as of June 30, 2022, by Frontier Group Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.				X

10.6†	Amendment Agreement, dated as of March 31, 2022, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.				X

10.7†	Second Amendment Agreement, dated as of June 30, 2022, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.				X

10.8†
Third Amended and Restated IAE Engine Benefits Agreement A320neo and A321neo Aircraft (2022, 2023, 2024 and 2025 Deliveries), dated as of June 30, 2022, among Vertical Horizons, Ltd., International Aero Engines, LLC, Bank of Utah, not in its individual capacity but solely as security trustee, and Frontier Airlines, Inc.
					X

10.9†	Amendment No. 1 to PW1100G-JM Engine Purchase and Support Agreement, dated as of April 18, 2022, by and between International Aero Engines, LLC and Frontier Airlines, Inc.				X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101. INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

FRONTIER GROUP HOLDINGS, INC.

Date: July 27, 2022	By:	/s/ James G. Dempsey
James G. Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)