Form 10-Q
period 2022-09-30
Frontier Group Holdings, Inc.
filed 2022-10-26
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 217,763,933 shares of common stock, par value of $0.001, outstanding as of October 21, 2022.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 23, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Summary Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. The risks identified below are more fully described in Part II, Item 1A, “Risk Factors.” Such factors include:
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
•the termination of the proposed merger with Spirit Airlines, Inc.;
•the ability to attract and retain qualified personnel at reasonable costs;
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

•factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, aircraft and engine defects, adverse weather conditions, increased security measures or outbreak of disease;
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
•any damage to our reputation or brand image;
•our reputation and business being adversely affected in the event of an emergency, accident or similar public incident involving our aircraft or personnel;
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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except for share and per share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$674	$918
Accounts receivable, net	65	50
Supplies, net	54	29
Other current assets	99	40
Total current assets	892	1,037
Property and equipment, net	213	186
Operating lease right-of-use assets	2,405	2,426
Pre-delivery deposits for flight equipment	346	260
Aircraft maintenance deposits	104	98
Intangible assets, net	28	29
Other assets	258	199
Total assets	$4,246	$4,235
Liabilities and stockholders’ equity
Accounts payable	$78	$86
Air traffic liability	296	273
Frequent flyer liability	13	13
Current maturities of long-term debt, net	193	127
Current maturities of operating leases	451	444
Other current liabilities	421	383
Total current liabilities	1,452	1,326
Long-term debt, net	228	287
Long-term operating leases	1,973	1,991
Long-term frequent flyer liability	33	41
Other long-term liabilities	92	60
Total liabilities	3,778	3,705
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 217,762,284 and 217,065,096 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	389	381
Retained earnings	82	159
Accumulated other comprehensive income (loss)	(3)	(10)
Total stockholders’ equity	468	530
Total liabilities and stockholders’ equity	$4,246	$4,235

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$883	$610	$2,361	$1,408
Other	23	20	59	43
Total operating revenues	906	630	2,420	1,451
Operating expenses:
Aircraft fuel	306	166	856	389
Salaries, wages and benefits	182	161	528	454
Aircraft rent	140	128	401	399
Station operations	101	108	326	285
Sales and marketing	42	33	120	80
Maintenance, materials and repairs	42	29	107	82
Depreciation and amortization	8	10	36	28
CARES Act credits	—	(72)	—	(295)
Transaction and merger-related costs, net	(12)	—	8	—
Other operating	41	24	128	60
Total operating expenses	850	587	2,510	1,482
Operating income (loss)	56	43	(90)	(31)
Other income (expense):
Interest expense	(4)	(4)	(16)	(31)
Capitalized interest	3	1	6	3
Interest income and other	3	1	5	1
Total other income (expense)	2	(2)	(5)	(27)
Income (loss) before income taxes	58	41	(95)	(58)
Income tax expense (benefit)	27	18	(18)	(9)
Net income (loss)	$31	$23	$(77)	$(49)
Earnings (loss) per share:
Basic	$0.13	$0.10	$(0.36)	$(0.23)
Diluted	$0.13	$0.10	$(0.36)	$(0.23)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$31	$23	$(77)	$(49)
Unrealized gains (losses) and amortization from cash flow hedges, net of deferred tax benefit (expense) of $(2) for the three and nine months ended September 30, 2022 and less than $(1) for the three and nine months ended September 30, 2021. (Note 5)	7	—	7	1
Other comprehensive income (loss)	7	—	7	1
Comprehensive income (loss)	$38	$23	$(70)	$(48)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(77)	$(49)
Deferred income taxes	(18)	(9)
Depreciation and amortization	36	28
Gains recognized on sale-leaseback transactions	(49)	(55)
Loss on extinguishment of debt	7	—
Warrant liability unrealized loss	—	22
Stock-based compensation	11	8
Amortization of swaption cash flow hedges, net of tax	1	1
Changes in operating assets and liabilities:
Accounts receivable	(6)	(15)
Supplies and other current assets	(35)	13
Aircraft maintenance deposits	(14)	(14)
Other long-term assets	(68)	(24)
Accounts payable	(13)	16
Air traffic liability	23	117
Other liabilities	30	57
Cash provided by (used in) operating activities	(172)	96
Cash flows from investing activities:
Capital expenditures	(31)	(20)
Pre-delivery deposits for flight equipment, net of refunds	(86)	28
Other	—	(4)
Cash provided by (used in) investing activities	(117)	4
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	214	115
Principal repayments on debt	(215)	(97)
Proceeds from sale-leaseback transactions	49	43
Proceeds from initial public offering, net of offering costs and underwriting discounts	—	266
Minimum tax withholdings on share-based awards	(3)	(3)
Cash provided by financing activities	45	324
Net increase (decrease) in cash, cash equivalents and restricted cash	(244)	424
Cash, cash equivalents and restricted cash, beginning of period	918	378
Cash, cash equivalents and restricted cash, end of period	$674	$802

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except for share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net income (loss)	—	—	—	(91)	—	(91)
Shares issued in connection with vesting of restricted stock units	505,438	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(146,490)	—	(3)	—	—	(3)
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	640,121	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	200,416,799	$—	$60	$170	$(11)	$219
Net income (loss)	—	—	—	19	—	19
Shares issued in connection with vesting of restricted stock units	18,259	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(8,015)	—	—	—	—	—
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Stock-based compensation	—	—	2	—	—	2
Issuance of common stock upon initial public offering, net of offering costs, underwriting discounts and commissions	15,000,000	—	266	—	—	266
CARES Act warrants (Note 2)	—	—	43	—	—	43
Balance at June 30, 2021	215,427,043	$—	$371	$189	$(10)	$550
Net income (loss)	—	—	—	23	—	23
Shares issued in connection with vesting of restricted stock units	74,140	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(32,546)	—	—	—	—	—
Stock option exercises	5,845	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at September 30, 2021	215,474,482	$—	$374	$212	$(10)	$576

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except for share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
Net income (loss)	—	—	—	(121)	—	(121)
Shares issued in connection with vesting of restricted stock units	676,146	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(275,822)	—	(3)	—	—	(3)
Stock option exercises	34,461	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2022	217,499,881	$—	$381	$38	$(10)	$409
Net income (loss)	—	—	—	13	—	13
Shares issued in connection with vesting of restricted stock units	96,078	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(10,472)	—	—	—	—	—
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized loss from cash flows hedges, net of tax	—	—	—	—	(1)	(1)
Stock option exercises	89,950	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at June 30, 2022	217,675,437	$—	$385	$51	$(10)	$426
Net income (loss)	—	—	—	31	—	31
Shares issued in connection with vesting of restricted stock units	25,074	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(10,753)	—	—	—	—	—
Unrealized gain from cash flows hedges, net of tax	—	—	—	—	7	7
Stock option exercises	72,526	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at September 30, 2022	217,762,284	$—	$389	$82	$(3)	$468
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
Certain reclassifications of previously reported amounts have been made to conform to the current year presentation in Note 4. Other Current Assets and Note 10. Other Long-Term Liabilities. These reclassifications did not impact previously reported amounts in the Company’s audited consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows, or consolidated statements of stockholders’ equity.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO.
2. Impact of COVID-19
Impact of the COVID-19 Pandemic
The COVID-19 pandemic, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, has continued to have a material adverse effect on the Company’s business and results of operations for the three and nine months ended September 30, 2022 and 2021. Although the Company has continued to experience a significant and sustained recovery during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, the Company is unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel.
Widespread distribution of COVID-19 vaccines has led to increased confidence in travel, particularly in the domestic leisure market on which the Company’s business is focused. While the Company has experienced a meaningful increase in passenger volumes, as well as bookings, since the vaccines became widely available, demand recovery may continue to be hampered as a result of new variants or subvariants of the virus. The Company continues to closely monitor the COVID-19 pandemic and the need to adjust capacity as well as deploy other operational and cost-control measures, as necessary, to preserve short-term liquidity needs and ensure long-term viability of the Company and its strategies. Any anticipated adjustments to capacity and other cost savings initiatives implemented by the Company may vary from actual demand and capacity needs.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law on March 27, 2020, and provided the airline industry with up to $25 billion for a Payroll Support Program (the “PSP”) to be used for employee wages, salaries, and benefits and up to $25 billion in loans. Through 2020 and 2021, the Company participated in the PSP, as well as the second Payroll Support Program (the “PSP2”) and the third Payroll Support Program (the “PSP3,” and together with the PSP and the PSP2, the “PSPs”) offered by the U.S. Department of the Treasury (the “Treasury”), each of which included both a grant and an unsecured 10-year, low-interest promissory note. The grants were recognized within CARES Act credits in the Company’s condensed consolidated statements of operations over the periods they were intended to support payroll. See Note 7 for further information on the promissory notes entered into with the Treasury as a result of participation in the payroll support programs (collectively, the “PSP Promissory Notes”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Relief Funding” in the Company’s 2021 Annual Report for additional detail on the CARES Act and the PSPs.
On September 28, 2020, the Company entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). As of December 31, 2021, the Company had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021. On February 2, 2022, the Company repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million.
On January 15, 2021, pursuant to the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”), which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for installment funding under the PSP2, under which the Company received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support from the date of the agreement through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which was

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

received during the nine months ended September 30, 2021. The Company recognized the full $143 million of PSP2 Grant proceeds, net of deferred financing costs, which had been fully recognized prior to the three months ended September 30, 2021, during the nine months ended September 30, 2021, within CARES Act credits in the Company’s condensed consolidated statements of operations.
The American Rescue Plan Act (the “ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, the Company entered into an agreement with the Treasury for installment funding under the PSP3, under which the Company received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which was received during the nine months ended September 30, 2021. The Company recognized $72 million and the full $135 million of PSP3 Grant proceeds, net of deferred financing costs, during the three and nine months ended September 30, 2021, respectively, within CARES Act credits in the Company’s condensed consolidated statements of operations.
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
As part of the PSP Promissory Notes and the Treasury Loan, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related Treasury Loan and PSP Promissory Notes, and is amortized utilizing the effective interest method as interest expense in the Company’s condensed consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on the Company’s condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in the Company’s condensed consolidated statements of operations given the Company only had the option of settling in cash prior to being publicly traded. As a result of the IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the Company’s condensed consolidated balance sheet and is no longer required to mark to market the warrants. The Company recorded no mark to market adjustments during the three and nine months ended September 30, 2022 or during the three months ended September 30, 2021, and recorded $22 million during the nine months ended September 30, 2021 to interest expense within the Company’s condensed consolidated statements of operations. The Treasury has not exercised any warrants as of September 30, 2022.
The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1,

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. As a result of the increase in revenues after the first quarter of 2021, the Company was no longer eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the nine months ended September 30, 2021, the Company recognized $17 million related to the CARES Employee Retention Credit within CARES Act credits in the Company’s condensed consolidated statements of operations.
3. Revenue Recognition
As of September 30, 2022 and December 31, 2021, the Company’s air traffic liability was $296 million and $273 million, respectively. During the nine months ended September 30, 2022, substantially all of the air traffic liability as of December 31, 2021 has been recognized as passenger revenue within the Company’s condensed consolidated statements of operations. Of the air traffic liability balances as of September 30, 2022 and December 31, 2021, $9 million and $59 million, respectively, was related to customer rights to book future travel, which either expire within three or 12 months after issuance if not redeemed by the customer. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers to fare revenues in passenger revenues within the Company’s condensed consolidated statements of operations.
During the three and nine months ended September 30, 2022 and 2021, the Company recognized $22 million, $67 million, $14 million and $31 million of revenue, respectively, in passenger revenues within the Company’s condensed consolidated statements of operations, related to expected and actual expiration of customer rights to book future travel.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Passenger revenues:
Fare	$386	$254	$1,035	$568
Non-fare passenger revenues:
Service fees	220	164	583	368
Baggage	202	131	518	321
Seat selection	61	47	183	118
Other	14	14	42	33
Total non-fare passenger revenue	497	356	1,326	840
Total passenger revenues	883	610	2,361	1,408
Other revenues	23	20	59	43
Total operating revenues	$906	$630	$2,420	$1,451
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$832	$595	$2,197	$1,376
Latin America	74	35	223	75
Total operating revenues	$906	$630	$2,420	$1,451
During the three and nine months ended September 30, 2022 and 2021, no revenue from any one foreign country, other than Mexico, represented greater than 5% of the Company’s total operating revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4. Other Current Assets
Other current assets consist of the following (in millions):

	September 30, 2022	December 31, 2021
Supplier incentives	$45	$11
Prepaid expenses	25	14
Derivative instruments	17	—
Income and other taxes receivable	8	12
Other	4	3
Total other current assets	$99	$40
5. Financial Derivative Instruments and Risk Management
The Company is exposed to variability in jet fuel prices. Aircraft fuel is one of the Company’s largest operating expenses. Increases in jet fuel prices may adversely impact its financial performance, operating cash flow and financial position. As part of its risk management program, the Company may enter into derivative contracts in order to limit exposure to the fluctuations in jet fuel prices. During the three and nine months ended September 30, 2022 and 2021, the Company did not enter into fuel hedges and, therefore, paid no upfront premiums for fuel hedges.
Additionally, the Company may be exposed to interest rate risk through aircraft lease contracts for the time period between when an agreement of terms is executed and the commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the seven- or nine-year swap rate. As part of its risk management program, the Company may enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended September 30, 2022, the Company did not enter into any swaps and, therefore, paid no upfront premiums. During the nine months ended September 30, 2022, the Company paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date for seven of the Company’s future aircraft deliveries. As of September 30, 2022 the Company hedged the interest rate exposure on $245 million of total aircraft rent for seven aircraft to be delivered by the end of 2023. During the three and nine months ended September 30, 2021, the Company did not enter into any swaps and therefore, paid no upfront premiums.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the assets associated with derivative instruments, which is presented on a gross basis and includes upfront premiums paid (in millions):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Interest rate hedge assets	Other current assets	$17	$—
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments under ASC 815 to the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Amortization of swaption cash flow hedges, net of tax	$—	$—	$1	$1
Unrealized gain from cash flows hedges, net of tax	7	—	6	—
Total	$7	$—	$7	$1
As of September 30, 2022 and December 31, 2021, $3 million and $10 million, respectively, was included in AOCI/L, which includes both the expired interest rate hedging instruments that are expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft lease term as well as the fair value adjustments for any outstanding interest rate derivative hedging instruments.
The following table summarizes the effect of interest rate derivative instruments’ gains (losses) reflected in aircraft rent expense within the Company’s condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives designated as cash flow hedges
Amortization of swaption cash flow hedges, net of tax	$—	$—	$(1)	$(1)
6. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021
Salaries, wages and benefits	$97	$89
Passenger and other taxes and fees payable	91	84
Aircraft maintenance	60	36
Leased aircraft return costs	51	25
Station obligations	48	64
Fuel liabilities	28	23
Current portion of phantom equity units (Note 9)	—	26
Other current liabilities	46	36
Total other current liabilities	$421	$383

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Debt
The Company’s debt obligations are as follows (in millions):

	September 30, 2022	December 31, 2021
Secured debt:
Pre-delivery credit facility(a)	$268	$174
Treasury Loan(b)	—	150
Floating rate building note(c)	18	18
Unsecured debt:
PSP Promissory Notes(d)	66	66
Affinity card advance purchase of mileage credits(e)	71	15
Total debt	423	423
Less current maturities of long-term debt, net	(193)	(127)
Less long-term debt acquisition costs and other discounts	(2)	(9)
Long-term debt, net	$228	$287
__________________
(a)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A. in December 2014 (the “PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320 family aircraft deliveries through the term of the facility (see Note 11). In December 2020, the PDP Financing Facility was amended and restated to reduce the commitment of Citibank, N.A., as initial lender, to $150 million, remove the ability to draw further unsecured borrowings and to provide collateral for the borrowings not secured by aircraft outstanding as of that date. In May 2021, the Company amended the facility to increase the total available capacity to $200 million and expanded the number of financial institution participants as lenders. In December 2021, the facility was amended and restated to extend the availability of the facility through December 2024 to include additional 2023 and 2024 aircraft deliveries, and in March 2022 the facility was further amended to re-align the PDP Financing Facility with the updated future aircraft deliveries. In June 2022, the facility was amended and restated to extend the availability of the facility through December 2025 to include additional 2025 aircraft deliveries, to increase the total available capacity to $280 million, and to include the flexibility to potentially obtain additional commitments from other lenders. No commitments have been secured from other lenders as of September 30, 2022.
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
(b)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million, and had borrowed $150 million under the loan as of December 31, 2021. On February 2, 2022, the Company repaid the Treasury Loan in full, along with accrued interest and associated fees of $1 million. Additionally, the Company recognized a $7 million loss on the extinguishment of debt for the nine months ended September 30, 2022 from the write-off of unamortized deferred financing costs associated with the Treasury Loan. The repayment terminated the loan agreement with the Treasury and substantially unencumbered the Company’s co-branded credit card program and related brand assets that secured the Treasury Loan.
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
Cash payments for interest related to debt was $9 million and $7 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of September 30, 2022 and December 31, 2021, the Company did not have any outstanding letters of credit that were drawn upon.
As of September 30, 2022, future maturities of debt are payable as follows (in millions):

September 30, 2022
Remainder of 2022	$55
2023	206
2024	25
2025	—
2026	—
Thereafter	137
Total debt principal payments	$423
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of September 30, 2022 and through the date of this report, the Company is in compliance with all of its covenants, except the Company has obtained a waiver of relief for the covenant provisions through the third quarter of 2022 related to one of its credit card processors that represents less than 10% of total revenues.
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
Aircraft
As of September 30, 2022, the Company leased 115 aircraft with remaining terms ranging from one month to twelve years, all of which are under operating leases and are included within right-of-use asset and lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of September 30, 2022, the Company leased 25 spare engines, which are all under operating leases, with the remaining terms ranging from one month to twelve years. As of September 30, 2022, the lease rates for eight of the engines depend on usage-based metrics which are variable, and as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and lease liability.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three and nine months ended September 30, 2022 and 2021, the Company executed sale-leaseback transactions with third-party lessors for three, eight, five and 13 new Airbus A320neo family aircraft, respectively. Additionally, the Company completed sale-leaseback transactions for one and three engines during the three and nine months ended September 30, 2022, respectively. The Company did not complete a sale-leaseback transaction for any engines during the three months ended September 30, 2021 and completed a sale-leaseback transaction for one engine during the nine months ended September 30, 2021. All of the leases from sale-leaseback transactions have been accounted for as operating leases. The Company recognized net sale-leaseback gains of $21 million, $49 million, $19 million and $55 million during the three and nine months ended September 30, 2022 and 2021, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft previously owned by the Company, which stipulated that four A319 aircraft originally scheduled to be returned in December 2021 would be returned during the second and third quarters of 2021 and the two A320ceo aircraft would return as scheduled during the fourth quarter of 2021. The early returns of these aircraft retired the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $1 million and $10 million charge included as a component of rent expense within the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, related to the accelerated rent and lease return obligations of the A319 aircraft returned early.
Aircraft Rent Expense and Maintenance Obligations
During the three and nine months ended September 30, 2022 and 2021, aircraft rent expense was $140 million, $401 million, $128 million and $399 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable and any impact from changes in those estimates, was less than $1 million and $(1) million for the three and nine months ended September 30, 2022, respectively, and less than $1 million for each of the three and nine months ended September 30, 2021. The portion of supplemental rent expense related to probable lease return condition obligations was $23 million, $56 million, $16 million and $41 million for three and nine months ended September 30, 2022 and 2021, respectively.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of September 30, 2022 and December 31, 2021, the Company had aircraft maintenance deposits that are expected to be recoverable of $113 million and $108 million, respectively, on the Company’s condensed consolidated balance sheets, of which $9 million and $10 million, respectively, are included in accounts receivable, net on the Company’s condensed consolidated balance sheets as the eligible maintenance has been performed. The remaining $104 million and $98 million are included within aircraft maintenance deposits on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of September 30, 2022, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, are expected to be $1 million for the remainder of 2022, $3 million per year for the years 2023 through 2026 and $9 million thereafter before consideration of reimbursements.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 110 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of September 30, 2022, the remaining lease terms vary from one month to eleven years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as a right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to nine years as of September 30, 2022.
During June 2022, the Company entered into an arrangement with an existing vendor that provides access and use of certain components and maintenance services which modified the existing term by extending the agreement through 2031 and provided for more favorable pricing terms, including additional supplier credits to be recognized ratably over the term of the arrangement. As a result, the Company remeasured both its lease liability and right-of-use asset to reflect the extended terms and recorded a $22 million lease incentive in June of 2022.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the Company’s condensed consolidated statements of operations. The payback of all previous aircraft and engine rent deferrals was completed as of December 31, 2021, and, therefore, there was no impact to aircraft rent within the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The payback of station deferrals had no impact to station operations for the three months ended September 30, 2022 and decreased operating cash flows and unfavorably impacted station operations within the Company’s results of operations by $1 million for the nine months ended September 30, 2022. The deferrals for the three and nine months ended September 30, 2021 decreased operating cash flows and unfavorably impacted the Company’s results of operations by $2 million and $22 million, respectively, including a $2 million and $31 million unfavorable impact to aircraft rent within the condensed consolidated statements of operations for the same periods, respectively. There was no impact to station operations for the three months ended September 30, 2021 and a $9 million favorable impact to station operations for the nine months ended September 30, 2021. As of September 30, 2022, the Company had $10 million in station deferrals which will be recognized to station operations within the Company’s condensed consolidated statements of operations in future periods as the deferrals are repaid.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost(a)	$121	$116	$356	$357
Variable lease cost(a)	50	76	169	228
Total lease costs	$171	$192	$525	$585
______________
(a)Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and nine months ended September 30, 2022 and 2021, the Company acquired, through new operating leases, operating lease assets totaling $96 million, $244 million, $178 million and $480 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2022 and 2021, the Company paid cash of $107 million, $343 million, $116 million and $339 million net of lessor incentives received, respectively, for amounts included in the measurement of lease liabilities.
9. Stock-Based Compensation and Stockholders’ Equity
During the three and nine months ended September 30, 2022 and 2021, the Company recognized $4 million, $11 million, $3 million and $8 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
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
There were no stock options granted during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, 196,937 vested stock options were exercised with a weighted average exercise price of $3.67 per share. As of September 30, 2022, the weighted average exercise price of outstanding options was $1.95 per share.
During the nine months ended September 30, 2022, 1,212,010 restricted stock units were issued with a weighted average grant date fair value of $12.09 per share. During the nine months ended September 30, 2022, 797,298

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

restricted stock units vested, of which 297,047 restricted stock units were withheld to cover employee taxes, with a weighted average grant date fair value of $12.50 and $12.25 per share, respectively.
Phantom Equity Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed in June 2011 (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying IPO, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2021, the remaining liability was $26 million and presented within other current liabilities on the Company’s condensed consolidated balance sheet. During the nine months ended September 30, 2022, the $26 million was fully paid.
Stockholders’ Equity
As of September 30, 2022 and December 31, 2021, the Company has authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
10. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021
Deferred supplier incentives	$48	$14
Leased aircraft return costs	24	24
Deferred revenue	19	21
Other	1	1
Total other long-term liabilities	$92	$60

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11. Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2022, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2022	2	3	5	1
2023	—	22	22	4
2024	—	24	24	2
2025	17	13	30	4
2026	19	22	41	4
Thereafter	31	73	104	5
Total	69	157	226	20
__________________
(a)    While the schedule presented reflects the contractual delivery dates as of September 30, 2022, the Company has recently experienced modest delays in the deliveries of Airbus aircraft which may persist in future periods.
As of September 30, 2022, the Company had two remaining aircraft to be delivered under the original existing master purchase agreement with Airbus (“backlog aircraft”). During December 2017, the Company entered into an amendment to the previously existing master purchase agreement. Pursuant to this amendment and subsequent amendments, the Company has a commitment to purchase a remaining incremental 67 A320neo and 66 A321neo aircraft (“incremental aircraft”) with the first delivery occurring during September 2022 and the remaining are expected to be delivered through 2028. In November 2021, the Company entered into an amendment with Airbus to add an additional 91 A321neo aircraft (“supplemental aircraft”) to the committed purchase agreement, with deliveries expected to begin in 2024, continuing through 2029 per the latest delivery schedule. The Company, at its option, has the right to convert 18 A320neo aircraft to A321XLR aircraft. The conversion right is available until December 31, 2022 and is not reflected in the table above as this option has not been exercised. Each of the Company’s amended agreements with Airbus provide for, among other things, varying purchase incentives for each aircraft type (e.g., a A320neo versus A321neo), which, upon the signing of each subsequent amendment, are allocated proportionally by aircraft type over the remaining aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than it’s capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized within other assets on the Company’s condensed consolidated balance sheets, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost.
In April 2022, the agreement with Pratt & Whitney, the provider of engines for the Company’s incremental order book, was amended to include additional spare engine commitments and adjust the timing of remaining deliveries, which has been reflected in the table above.
As of September 30, 2022, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $291 million for the remainder of 2022, $1,283 million in 2023, $1,452 million in 2024, $1,769 million in 2025, $2,362 million in 2026 and $6,215 million thereafter.
During July 2021, the Company signed a letter of intent with two of its leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the fourth quarter of 2022 and continuing into the first half of 2023. As of September 30, 2022, lease agreements for all of the additional aircraft have been executed. None of these ten aircraft that will be acquired through direct leases are reflected in the table above given these are not committed purchase agreements.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on the Company’s refund practices on Company initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. The Company is fully cooperating with the DOT and the review of this matter is still in process.
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
Employees
The Company has seven union-represented employee groups that together represent approximately 87% of all employees as of September 30, 2022. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of September 30, 2022:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	September 30, 2022
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	51%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025(a)	3%
Aircraft Appearance Agents	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(b)	1%
Material Specialists	IBT	March 2022(b)	<1%
Maintenance Controllers	IBT	October 2023	<1%
__________________
(a)The Company conducted off-cycle negotiations with its aircraft technicians, represented by IBT, where the amendable date was extended from March 2024 to May 2025.
(b)The Company’s collective bargaining agreements with its dispatchers and material specialists, represented by TWU and IBT, respectively, were amendable as of September 30, 2022 and negotiations are ongoing, however, each agreement is operating under its current arrangement until an amendment has been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $5 million for health care claims, including those estimated to be incurred but

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

not yet paid, as of September 30, 2022 and December 31, 2021, which is included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
12. Net Earnings (Loss) per Share
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$31	$23	$(77)	$(49)
Less: net income attributable to participating rights	(1)	(1)	—	—
Net income (loss) attributable to common stockholders	$30	$22	$(77)	$(49)
Weighted average common shares outstanding, basic	217,720,426	215,452,632	217,532,815	209,816,184
Net earnings (loss) per share, basic	$0.13	$0.10	$(0.36)	$(0.23)
Diluted:
Net income (loss)	$31	$23	$(77)	$(49)
Less: net income attributable to participating rights	(1)	(1)	—	—
Net income (loss) attributable to common stockholders	$30	$22	$(77)	$(49)
Weighted average common shares outstanding, basic	217,720,426	215,452,632	217,532,815	209,816,184
Effect of dilutive potential common shares	2,158,514	2,802,291	—	—
Weighted average common shares outstanding, diluted	219,878,940	218,254,923	217,532,815	209,816,184
Net earnings (loss) per share, diluted	$0.13	$0.10	$(0.36)	$(0.23)
Due to the net losses incurred during the nine months ended September 30, 2022 and 2021, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding given that the effect of all equity awards is anti-dilutive. Approximately 208,041 and 294,679 shares were excluded from the computation of diluted shares for the three months ended September 30, 2022 and 2021, respectively, as their impact would have been anti-dilutive.
13. Fair Value Measurements
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$268	$267	$174	$175
Treasury Loan	—	—	150	156
Floating rate building note	18	18	18	19
Unsecured debt:
PSP Promissory Notes	66	48	66	58
Affinity card advance purchase of mileage credits	71	63	15	14
Total debt	$423	$396	$423	$422

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s condensed consolidated financial statements (in millions):

		Fair Value Measurements as of September 30, 2022
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash	Cash and cash equivalents	$674	$674	$—	$—
Interest rate derivative contracts	Other current assets	$17	$—	$17	$—

		Fair Value Measurements as of December 31, 2021
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash	Cash and cash equivalents	$918	$918	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2021 and September 30, 2022.
14. Related Parties
Management Services
Indigo Partners, LLC (“Indigo Partners”) manages an investment fund that is the controlling stockholder of the Company. The Company is assessed a quarterly fee to Indigo Partners for management services. The Company recorded less than $1 million for each of the three months ended September 30, 2022 and 2021, and $1 million for each of the nine months ended September 30, 2022 and 2021 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris. As of September 30, 2022, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.
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
15. The Proposed Merger with Spirit Airlines, Inc.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three and nine months ended September 30, 2022, the Company recorded $13 million and $33 million, respectively, of expenses related to the proposed Merger within transaction and merger-related costs, net in the Company’s condensed consolidated statement of operations. These transaction and merger-related costs incurred during the three and nine months ended September 30, 2022 included transaction costs, which are made up of banking, legal and accounting fees, among others, charged in connection with the Merger, of $4 million and $16 million, respectively, and retention bonus expenses, which included an acceleration of 50% of the Merger-related retention costs that were paid out during the quarter to all eligible employees who were not subject to CARES Act compensation restrictions, of $9 million and $17 million, respectively. During the three and nine months ended September 30, 2022, the Company received $25 million from Spirit for reimbursement of incurred Merger-related expenses in accordance with the termination provisions set forth in the Merger Agreement which was recorded in transaction and merger-related costs, net, resulting in net transaction and merger-related costs (credits) of $(12) million and $8 million, respectively.
In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition with another acquiror or enters into a definitive written agreement providing for an acquisition with another acquiror, which is ultimately consummated, the Company will be owed an additional $69 million, as provided for in the Merger Agreement.

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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic, along with government-mandated restrictions on travel, required stay-in-place orders, and other social distancing measures, has continued to have a material adverse effect on our business and results of operations for the three and nine months ended September 30, 2022 and 2021. Although we have continued to experience a significant and sustained recovery during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, we are unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel. We have received significant financial assistance from the U.S. Department of the Treasury (“Treasury”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the first Payroll Support Program (the “PSP”), the second Payroll Support Program (the “PSP2”) and the third Payroll Support Program (the “PSP3”, and together with the PSP and the PSP2, the “PSPs”). Please refer to “Notes to Condensed Consolidated Financial Statements — 2. Impact of COVID-19” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Relief Funding” in our 2021 Annual Report for additional detail on the CARES Act and the PSPs, and “Notes to Condensed Consolidated Financial Statements — 7. Debt” for further information on the promissory notes entered into with the Treasury in connection with our participation in the PSPs (collectively, the “PSP Promissory Notes”). The impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 are as follows:
On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act (the “Treasury Loan”). As of December 31, 2021, we had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021. On February 2, 2022, we repaid the Treasury Loan which included the $150 million principal balance along with accrued interest and associated fees of $1 million. Additionally, we recognized a $7 million loss on the extinguishment of debt for the nine months ended September 30, 2022 from the write-off of unamortized deferred financing costs associated with the Treasury Loan.
On January 15, 2021, we entered into an agreement with the Treasury for installment funding under the PSP2 (the “PSP2 Agreement”), under which we received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021 and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which was received during the nine months ended September 30, 2021. We recognized the full $143 million of PSP2 Grant proceeds, net of deferred financing costs, which had been fully recognized prior to the three months ended September 30, 2021, during the nine months ended September 30, 2021, within CARES Act credits in our condensed consolidated statements of operations.

On April 29, 2021, we entered into an agreement with the Treasury for installment funding under the PSP3 (the “PSP3 Agreement”), under which we received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which was received during the nine months ended September 30, 2021. We recognized $72 million and the full $135 million of PSP3 Grant proceeds, net of deferred financing costs, during the three and nine months ended September 30, 2021, respectively, within CARES Act credits in our condensed consolidated statements of operations.
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

As part of the PSP Promissory Notes and the Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related Treasury Loan and PSP Promissory Notes, and is amortized utilizing the effective interest method as interest expense in our condensed consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on our condensed consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in our condensed consolidated statements of operations given we only had the option of settling in cash prior to being publicly traded. As a result of our initial public offering of our common stock (the “IPO”), we have the intent and ability to settle the warrants issued to the Treasury in shares and as a result, as of April 6, 2021, we reclassified the warrant liability to additional paid-in capital on our condensed consolidated balance sheet and are no longer required to mark to market the warrants. We recorded no mark to market adjustments during each of the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021, and recorded $22 million during the nine months ended September 30, 2021 to interest expense within our condensed consolidated statements of operations. The Treasury has not exercised any warrants as of September 30, 2022.

The CARES Act also provided for an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The American Rescue Plan Act, enacted on March 11, 2021, further extended the availability of the CARES Employee Retention Credit through December 31, 2021. As a result of the increase in revenues after the first quarter of 2021, we were no longer eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the nine months ended September 30, 2021, we recognized $17 million related to the CARES Employee Retention Credit within CARES Act credits in our condensed consolidated statements of operations.

Proposed Merger with Spirit Airlines, Inc.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of us, and Spirit Airlines, Inc. (“Spirit”). The Merger Agreement provided that, among other things, the Merger Sub would be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of us. On July 27, 2022, we and Spirit mutually terminated the Merger Agreement.
During the three and nine months ended September 30, 2022, we recorded $13 million and $33 million, respectively, of expenses related to the proposed Merger within transaction and merger-related costs, net in our condensed consolidated statement of operations. These transaction and merger-related costs incurred during the three and nine months ended September 30, 2022 included both transaction costs, which are made up of banking, legal and accounting fees, among others, charged in connection with the Merger, of $4 million and $16 million, respectively, and retention bonus expenses, which included an acceleration of 50% of the Merger-related retention costs that were paid out during the quarter to all eligible employees who were not subject to CARES Act compensation restrictions, of $9 million and $17 million, respectively. During the three and nine months ended September 30, 2022, we received $25 million from Spirit for reimbursement of incurred Merger-related expenses in accordance with the provisions set forth in the Merger Agreement upon termination which was recorded in transaction and merger-related costs, net, resulting in net transaction and merger-related costs (credits) of $(12) million and $8 million, respectively.
In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition with another acquiror or enters into a definitive written agreement providing for an acquisition with another acquiror which is ultimately consummated, we will be owed an additional $69 million, as provided for in the Merger Agreement.
Please refer to “Notes to Condensed Consolidated Financial Statements — 15. The Proposed Merger with Spirit Airlines, Inc.” for additional detail.
Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Total operating revenues for the third quarter of 2022 totaled $906 million, an increase of 44% compared to the third quarter of 2021, primarily due to a 34% increase in total revenue per available seat mile (“RASM”) as compared to the corresponding period in 2021, along with a 7% increase in capacity, as measured by available seat miles (“ASMs”), as the demand for leisure travel continues to recover from the COVID-19 pandemic.
Total operating expenses during the third quarter of 2022 totaled $850 million, resulting in a cost per available seat mile (“CASM”) of 10.57¢, compared to 7.83¢ for the third quarter of 2021. Fuel expense during the third quarter of 2022 was $306 million, an increase of 84% compared to the corresponding prior year period, driven by a 76% increase in fuel rates and a 5% increase in fuel consumption associated with a 7% increase in our capacity. Our non-fuel expenses increased by 29% compared to the corresponding prior year period, primarily due to the cessation of CARES Act credits in the fourth quarter of 2021 resulting in no credits being recognized during the three months ended September 30, 2022 as compared to the $72 million benefit from the recognition of grant funding received under the PSP3 Agreement during the three months ended September 30, 2021, as well as higher capacity and the resulting increase in operations during the third quarter of 2022. These increases were partially offset by a $12 million credit from net transaction and merger-related costs during the three months ended September 30, 2022. These increases resulted in a 20% increase in CASM (excluding fuel), from 5.62¢ for the third quarter of 2021 to 6.76¢ for the third quarter of 2022. Adjusted CASM (excluding fuel), which excludes the impact of the net transaction and merger-related costs and collective bargaining contract ratification for the three months ended September 30, 2022, and excludes the CARES Act credits and early lease termination costs for the remaining A319 aircraft returned in 2021 for the three months ended September 30, 2021, increased from 6.55¢ for the third quarter of 2021 to 6.90¢ for the third quarter of 2022. See the reconciliation to corresponding GAAP measures provided below.
We generated net income of $31 million and $23 million during the three months ended September 30, 2022 and 2021, respectively. Our results for the three months ended September 30, 2022 included $12 million of transaction and merger-related benefits and $1 million in collective bargaining contract ratification costs within operating expenses. Our results for the three months ended September 30, 2021 included a $72 million benefit related to funding recognized from the PSP3 Grant and $1 million in costs incurred with the early termination of our A319 leased aircraft. Considering these aforementioned non-GAAP adjustments and the related tax impacts, our adjusted net income was $33 million for the three months ended September 30, 2022, as compared to an adjusted net loss of $24 million for the corresponding prior year period. See the reconciliation to corresponding GAAP measures provided below.
Operating Revenues

	Three Months Ended September 30,
	2022	2021	Change
Operating revenues ($ in millions):
Passenger	$883	$610	$273		45%
Other	23	20	3		15%
Total operating revenues	$906	$630	$276		44%

Operating statistics:
Available seat miles (ASMs) (millions)	8,040	7,505	535		7%
Revenue passenger miles (RPMs) (millions)	6,635	5,807	828		14%
Average stage length (statute miles)	974	960	14		1%
Load factor (%)	82.5%	77.4%	5.1	pts	N/A
Total revenue per available seat mile (RASM) (¢)	11.27	8.40	2.87		34%
Total revenue per passenger ($)	135.20	105.75	29.45		28%
Passengers (thousands)	6,704	5,958	746		13%
Total operating revenue increased $276 million, or 44%, during the three months ended September 30, 2022, as compared to the corresponding prior year period, as we experienced increased demand for leisure travel on strong pricing. Revenue was favorably impacted by the 34% increase in RASM as compared to the three months ended September 30, 2021 due to a 28% increase in total revenue per passenger, including a 35% increase in fare revenue per passenger and a 23% increase in ancillary revenue per passenger, alongside a 5.1 point increase in load factor as compared to the corresponding prior year period. In addition, total operating revenue was favorably impacted by a 7% increase in capacity growth, as measured by ASMs, which was driven by an increase in average daily aircraft utilization to 11.1 hours per day for the three months ended September 30, 2022, an increase from 10.6 hours per day for the corresponding prior year period, as well as a 3% increase in average aircraft in service during the three months ended September 30, 2022, as compared to the corresponding prior year period.

Operating Expenses

	Three Months Ended September 30,				Cost per ASM
	2022	2021	Change		2022		2021		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$306	$166	$140	84%	3.81	¢	2.21	¢	72%
Salaries, wages and benefits	182	161	21	13%	2.26		2.15		5%
Aircraft rent	140	128	12	9%	1.74		1.71		2%
Station operations	101	108	(7)	(6)%	1.26		1.44		(13)%
Sales and marketing	42	33	9	27%	0.52		0.44		18%
Maintenance, materials and repairs	42	29	13	45%	0.52		0.39		33%
Depreciation and amortization	8	10	(2)	(20)%	0.10		0.13		(23)%
CARES Act credits	—	(72)	72	N/M	—		(0.95)		N/M
Transaction and merger-related costs, net	(12)	—	(12)	N/M	(0.15)		—		N/M
Other operating expenses	41	24	17	71%	0.51		0.31		65%
Total operating expenses	$850	$587	$263	45%	10.57	¢	7.83	¢	35%

Operating statistics:
Available seat miles (ASMs) (millions)	8,040	7,505	535	7%
Average stage length (statute miles)	974	960	14	1%
Departures	42,627	40,418	2,209	5%
CASM (excluding fuel) (¢)	6.76	5.62	1.14	20%
Adjusted CASM (excluding fuel) (¢)	6.90	6.55	0.35	5%
Fuel cost per gallon ($)	3.85	2.19	1.66	76%
Fuel gallons consumed (thousands)	79,566	75,938	3,628	5%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest

	Three Months Ended September 30,
	2022		2021
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		10.57		7.83
Aircraft fuel	(306)	(3.81)	(166)	(2.21)
CASM (excluding fuel)		6.76		5.62
Transaction and merger-related costs, net(b)	12	0.15	—	—
Collective bargaining contract ratification(c)	(1)	(0.01)	—	—
Early lease termination costs(d)	—	—	(1)	(0.02)
CARES Act – grant recognition(e)	—	—	72	0.95
Adjusted CASM (excluding fuel)(f)		6.90		6.55
Aircraft fuel	306	3.81	166	2.22
Adjusted CASM(g)		10.71		8.77
Net interest expense (income)	(2)	(0.03)	2	0.02
Adjusted CASM + net interest(h)		10.68		8.79

CASM		10.57		7.83
Net interest expense (income)	(2)	(0.02)	2	0.02
CASM + net interest		10.55		7.85
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)Represents $9 million in employee retention costs and $4 million in transaction costs, including legal and other professional fees, incurred in connection with the proposed Merger with Spirit Airlines, offset by $25 million received from Spirit for the reimbursement of incurred Merger-related expenses.
(c)Represents $1 million of costs related to a one-time contract ratification incentive, plus payroll-related taxes earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
(d)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the three months ended September 30, 2021, we incurred $1 million in aircraft rent costs relating to the acceleration and resulting changes to our lease return obligations.
(e)Represents the recognition of $72 million of net grant funding received from the Treasury for payroll support during the three months ended September 30, 2021 as part of the PSP3 Agreement under the CARES Act.
(f)Adjusted CASM (excluding fuel) is included as a supplemental disclosure because we believe that excluding aircraft fuel is useful to investors as it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. The price of fuel, over which we have limited control, impacts the comparability of period-to-period financial performance, and excluding the price of fuel allows management an additional tool to understand and analyze our non-fuel costs and core operating performance, and increases comparability with other airlines that also provide a similar metric. Adjusted CASM (excluding fuel) is not determined in accordance with GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(g)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

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
Aircraft Fuel. Aircraft fuel expense increased by $140 million, or 84%, during the three months ended September 30, 2022, as compared to the corresponding prior year period. The increase was primarily due to a 76% increase in fuel rates, in addition to an 5% increase in fuel gallons consumed due to the increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $21 million, or 13%, during the three months ended September 30, 2022, as compared to the corresponding prior year period. The increase was due to higher crew costs, primarily from pilots, driven by elevated credit hours as well as pilot benefit costs and expansion in salaried support staff costs for the three months ended September 30, 2022, as compared to the corresponding prior year period. In addition, during the three months ended September 30, 2022, we incurred $1 million in expense related to a one-time ratification incentive bonus and related payroll adjustments as result of a contract ratification with International Brotherhood of Teamsters (“IBT”), the union representing our aircraft technicians, in May 2022.
Aircraft Rent. Aircraft rent expense increased by $12 million, or 9%, as compared to the corresponding prior year period, due to expected lease return costs and the increase in our fleet period-over-period, which was offset by the $2 million payback of lease deferrals from 2020 recognized in 2021. No lease deferrals were paid for the three months ended September 30, 2022.

Station Operations. Station operations expense decreased by $7 million, or 6%, during the three months ended September 30, 2022, as compared to the corresponding prior year period, primarily driven by favorable airport costs as a result of lower rates and revenue share arrangements, partially offset by cost increases in our airport support operations as well as a 5% increase in departures.

Sales and Marketing. Sales and marketing expense increased by $9 million, or 27%, during the three months ended September 30, 2022, as compared to the corresponding prior year period, due to higher credit card fees resulting from the 44% increase in revenue. The following table presents our distribution channel mix:

	Three Months Ended September 30,
Distribution Channel	2022	2021	Change
Our website, mobile app and other direct channels	69%	72%	(3)	pts
Third-party channels	31%	28%	3	pts
Maintenance, Materials and Repairs. Maintenance, materials and repairs expense increased by $13 million, or 45%, during the three months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to higher average daily utilization per aircraft compared to the corresponding prior year period as well as more average aircraft in service, which resulted in higher maintenance and associated contract labor costs.
Depreciation and Amortization. Depreciation and amortization expense decreased by $2 million, or 20%, during the three months ended September 30, 2022, as compared to the corresponding prior year period, primarily as a result of a reduction in certain deferred heavy maintenance cost estimates.
CARES Act Credits. CARES Act credits decreased by $72 million during the three months ended September 30, 2022, as compared to the corresponding prior year period. During the three months ended September 30, 2022, we did not recognize any CARES Act credits due to cessation of the program in the fourth quarter of 2021. During the three months ended September 30, 2021, we recognized $72 million in PSP3 Grant funding.

Transaction and Merger-Related Costs, Net. As a result of the proposed Merger with Spirit, we generated a net $12 million benefit during the three months ended September 30, 2022, driven by $25 million received from Spirit for the reimbursement of incurred merger-related expenses, offset by incurred expenses of $9 million in employee retention costs and $4 million in transaction costs, which primarily relate to legal and other professional fees.
Other Operating Expenses. Other operating expenses increased by $17 million, or 71%, during the three months ended September 30, 2022, as compared to the corresponding prior year period. The increase was driven primarily by travel expenses relating to crew accommodations and, higher supplies and general and administrative costs, including IT and professional services, during the three months ended September 30, 2022, as compared to the corresponding prior year period, partly due to an increase in capacity as demand continues to recover from the COVID-19 pandemic.
Other Income (Expense). We recognized $2 million in other income during the three months ended September 30, 2022, as compared to $2 million in other expenses during three months ended September 30, 2021, primarily due to an increase in interest rates which resulted in an increase in interest income for the three months ended September 30, 2022, as compared to the corresponding prior year period.
Income Taxes. Our effective tax rate reflected a 46.6% income tax expense during the three months ended September 30, 2022, as compared to a 43.9% income tax expense during the corresponding prior year period. The increase in the estimated annual tax rate for the three months ended September 30, 2022 was a result of the generation of significant pre-tax losses in the first quarter of 2022 as compared to the generation of pre-tax income in the second and third quarters of 2022 and the resulting impact on the tax expense recognized for the three months ended September 30, 2022 in conjunction with utilizing an estimated annual effective rate.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Total operating revenues for the nine months ended September 30, 2022 totaled $2,420 million, an increase of 67% compared to the nine months ended September 30, 2021, primarily due to a 38% increase in RASM as compared to the corresponding period in 2021, along with a 21% increase in capacity, as measured by ASMs, as the demand for leisure travel continues to recover from the COVID-19 pandemic.
Total operating expenses during the nine months ended September 30, 2022 totaled $2,510 million, resulting in a CASM of 10.88¢, compared to 7.79¢ for the nine months ended September 30, 2021. Fuel expense during the nine months ended September 30, 2022 was $856 million, an increase of 120% compared to the corresponding prior year period, driven by an 83% increase in fuel rates and a 20% increase in fuel consumption associated with a 21% increase in our capacity. Our non-fuel expenses increased by 51% compared to the corresponding prior year period, driven primarily by the cessation of CARES Act credits in the fourth quarter of 2021 compared to the $295 million benefit from the recognition of grant funding received under the PSP2 and PSP3 Agreements and CARES Employee Retention Credits during the nine months ended September 30, 2021, as well as higher capacity and the resulting increase in operations during the nine months ended September 30, 2022 as compared to the corresponding prior year period and $8 million of net transaction and merger-related costs during the nine months ended September 30, 2022. These increases resulted in a 25% increase in CASM (excluding fuel), from 5.74¢ for the nine months ended September 30, 2021 to 7.17¢ for the nine months ended September 30, 2022. Adjusted CASM (excluding fuel), which excludes the impact of transaction and merger-related costs, asset impairment and collective bargaining contract ratification costs for the nine months ended September 30, 2022 and excludes the impact of the CARES Act credits and early lease termination costs for the remaining A319 aircraft returned in 2021 for the nine months ended September 30, 2021, decreased from 7.24¢ for the nine months ended September 30, 2021 to 7.09¢ for the nine months ended September 30, 2022. See the reconciliation to corresponding GAAP measures provided below.
We generated a net loss of $77 million and $49 million during the nine months ended September 30, 2022 and 2021, respectively. Our results for the nine months ended September 30, 2022 included $8 million of transaction and merger-related costs, net, $7 million of asset impairment costs and $2 million in collective bargaining contract ratification costs within operating expenses, as well as $7 million in other non-operating expenses related to the write-off of unamortized deferred financing costs due to the paydown of the Treasury Loan. Our results for the nine months ended September 30, 2021 included a $295 million benefit related to funding recognized from the PSP2 and PSP3 Grants and the recognition of CARES Employee Retention Credits, $11 million in costs incurred with the early termination of our A319 leased aircraft and $22 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued pursuant to the Treasury Loan and PSP Promissory Notes. Considering these aforementioned non-GAAP adjustments and the related tax impacts, our adjusted net loss was $56 million for the nine months ended September 30, 2022, as compared to an adjusted net loss of $247 million for the corresponding prior year period. See the reconciliation to corresponding GAAP measures provided below.
Operating Revenues

	Nine Months Ended September 30,
	2022	2021	Change
Operating revenues ($ in millions):
Passenger	$2,361	$1,408	$953		68%
Other	59	43	16		37%
Total operating revenues	$2,420	$1,451	$969		67%

Operating statistics:
Available seat miles (ASMs) (millions)	23,076	19,031	4,045		21%
Revenue passenger miles (RPMs) (millions)	18,547	14,562	3,985		27%
Average stage length (statute miles)	976	965	11		1%
Load factor (%)	80.4%	76.5%	3.9	pts	N/A
Total revenue per available seat mile (RASM) (¢)	10.49	7.62	2.87		38%
Total revenue per passenger ($)	129.76	97.93	31.83		33%
Passengers (thousands)	18,650	14,813	3,837		26%
Total operating revenue increased $969 million, or 67%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, as we experienced increased demand for leisure travel on strong pricing. Revenue was favorably impacted by the 38% increase in RASM during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to a 33% increase in total revenue per passenger, including a 45% increase in fare revenue per passenger and a 25% increase in ancillary revenue per passenger, alongside a 3.9 point increase in load factor as compared to the corresponding prior year period. In addition, total operating revenue was favorably impacted by a 21% increase in capacity growth, as measured by ASMs, due to an average daily aircraft utilization of 10.9 hours per day for the nine months ended September 30, 2022, an increase from 9.4 hours per day for the corresponding prior year period, as well as a 6% increase in average aircraft in service during the nine months ended September 30, 2022, as compared to the corresponding prior year period.

Operating Expenses

	Nine Months Ended September 30,				Cost per ASM
	2022	2021	Change		2022		2021		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$856	$389	$467	120%	3.71	¢	2.04	¢	82%
Salaries, wages and benefits	528	454	74	16%	2.29		2.39		(4)%
Aircraft rent	401	399	2	1%	1.74		2.10		(17)%
Station operations	326	285	41	14%	1.41		1.50		(6)%
Sales and marketing	120	80	40	50%	0.52		0.42		24%
Maintenance, materials and repairs	107	82	25	30%	0.46		0.43		7%
Depreciation and amortization	36	28	8	29%	0.16		0.15		7%
CARES Act credits	—	(295)	295	N/M	—		(1.55)		N/M
Transaction and merger-related costs, net	8	—	8	N/M	0.04		—		N/M
Other operating expenses	128	60	68	113%	0.55		0.31		77%
Total operating expenses	$2,510	$1,482	$1,028	69%	10.88	¢	7.79	¢	40%

Operating statistics:
Available seat miles (ASMs) (millions)	23,076	19,031	4,045	21%
Average stage length (statute miles)	976	965	11	1%
Departures	122,040	101,953	20,087	20%
CASM (excluding fuel) (¢)	7.17	5.74	1.43	25%
Adjusted CASM (excluding fuel) (¢)	7.09	7.24	(0.15)	(2)%
Fuel cost per gallon ($)	3.76	2.06	1.70	83%
Fuel gallons consumed (thousands)	227,559	189,003	38,556	20%
__________________
(a)CASM figures may not recalculate due to rounding.

Reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest

	Nine Months Ended September 30,
	2022		2021
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		10.88		7.79
Aircraft fuel	(856)	(3.71)	(389)	(2.05)
CASM (excluding fuel)		7.17		5.74
Transaction and merger-related costs, net(b)	(8)	(0.04)	—	—
Asset impairment(c)	(7)	(0.03)	—	—
Collective bargaining contract ratification(d)	(2)	(0.01)	—	—
Early lease termination costs(e)	—	—	(11)	(0.05)
CARES Act – grant recognition and employee retention credits(f)	—	—	295	1.55
Adjusted CASM (excluding fuel)(g)		7.09		7.24
Aircraft fuel	856	3.71	389	2.04
Adjusted CASM(h)		10.80		9.28
Net interest expense (income)	5	0.02	27	0.14
CARES Act – write-off of deferred financing costs due to paydown of loan(i)	(7)	(0.03)	—	—
CARES Act – mark to market impact for warrants(j)	—	—	(22)	(0.11)
Adjusted CASM + net interest(k)		10.79		9.31

CASM		10.88		7.79
Net interest expense (income)	5	0.02	27	0.14
CASM + net interest		10.90		7.93
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)Represents $16 million in transaction costs, including banking, legal and accounting fees, and $17 million in employee retention costs incurred in connection with the proposed Merger with Spirit, offset by $25 million received from Spirit for reimbursements of incurred Merger-related expenses.
(c)Represents a write-off of $7 million in capitalized software development costs as a result of a termination of a vendor arrangement.
(d)Represents $2 million of costs related to a one-time contract ratification incentive, plus payroll-related taxes earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
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
(f)Represents the recognition of $278 million of net grant funding received from the Treasury for payroll support during the nine months ended September 30, 2021 as part of the PSP2 and PSP3 Agreements under the CARES Act, along with $17 million of CARES Employee Retention Credits.
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
(h)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(i)On February 2, 2022, we repaid the Treasury Loan, which resulted in a one-time write-off of the remaining $7 million in unamortized deferred financing costs related to the Treasury Loan. This amount is a component of interest expense.
(j)Represents the mark to market adjustment to the value of the warrants issued as part of the funding provided under the CARES Act. This amount is a component of interest expense. As a result of our IPO and the resulting reclassification of warrants from liability-based awards to equity-based awards, as of April 6, 2021, we no longer mark to market the warrants.
(k)Adjusted CASM including net interest is included as a supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense increased by $467 million, or 120%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period. The increase was primarily due to an 83% increase in fuel rates and a 20% increase in fuel gallons consumed due to increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $74 million, or 16%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period. The increase was due to higher crew costs, primarily from pilots, driven by elevated credit hours as well as pilot benefit costs and expansion in salaried support staff costs for the nine months ended September 30, 2022, as compared to the corresponding prior year period. In addition, during the nine months ended September 30, 2022, we incurred $2 million in expense related to a one-time ratification incentive bonus and related payroll adjustments as result of a contract ratification with IBT, the union representing our aircraft technicians, in May 2022.
Aircraft Rent. Aircraft rent expense increased by $2 million, or 1%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to the increase in our fleet period-over-period and higher costs associated with anticipated lease returns, which was partially offset by the payback of $31 million of lease deferrals from 2020 recognized in 2021, while no lease deferrals were paid for the nine months ended September 30, 2022.

Station Operations. Station operations expense increased by $41 million, or 14%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to a 20% increase in departures as well as higher passenger reaccommodation expenses and cost increases in our airport support operations. In addition, we experienced a favorable impact of $9 million during the nine months ended September 30, 2021 related to deferral agreements on certain leases with our airport facilities that were negotiated to manage liquidity during the recovery from the COVID-19 pandemic, which had a $1 million unfavorable impact during the nine months ended September 30, 2022. These increases were partially offset by favorable airport costs as a result of lower rates and revenue share arrangements.
Sales and Marketing. Sales and marketing expense increased by $40 million, or 50%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to higher credit card processing fees resulting from the 67% increase in revenue, in addition to increased sales support and advertising expenses. The following table presents our distribution channel mix:

	Nine Months Ended September 30,
Distribution Channel	2022	2021	Change
Our website, mobile app and other direct channels	69%	72%	(3)	pt
Third-party channels	31%	28%	3	pt
Maintenance, Materials and Repairs. Maintenance, materials and repairs expense increased by $25 million, or 30%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to higher average daily utilization per aircraft compared to the corresponding prior year period as well as more average aircraft in service, which resulted in higher maintenance and associated contract labor costs. These increases were partially offset by a decrease in volume and extent of planned maintenance checks during the nine months ended September 30, 2022, as compared to the corresponding prior year period.
Depreciation and Amortization. Depreciation and amortization expense increased by $8 million, or 29%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to a $7 million asset impairment as a result of a write-off of certain capitalized software development costs as well as an increase in capitalized maintenance.
CARES Act Credits. CARES Act credits decreased by $295 million during the nine months ended September 30, 2022, as compared to the corresponding prior year period. During the nine months ended September 30, 2022, we did not recognize any CARES Act credits due to cessation of the program in the fourth quarter of 2021. During the nine months ended September 30, 2021, we recognized $278 million in PSP grant funding received from the Treasury under the PSP2 and PSP3 Agreements and $17 million in CARES Employee Retention Credits.
Transaction and Merger-Related Costs, Net. As a result of the proposed Merger with Spirit, we incurred $8 million in related net costs during the nine months ended September 30, 2022, including $25 million received from Spirit for the reimbursement of incurred merger-related expenses, offset by $17 million in employee retention costs and $16 million in transaction costs, which are made up of banking, legal and accounting fees, among others, charged in connection with the Merger.
Other Operating Expenses. Other operating expenses increased by $68 million, or 113%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period. The increase was driven by increases in travel expenses relating to crew accommodations, higher supplies and general and administrative costs, including IT and professional services, and increases in other operating costs during the nine months ended September 30, 2022 as compared to the corresponding prior year period, primarily due to an increase in capacity as demand continues to recover from the COVID-19 pandemic. Additionally, the nine months ended September 30, 2021 included $6 million in additional sale leaseback gains as compared to the nine months ended September 30, 2022.
Other Income (Expense). Other expenses decreased by $22 million, or 81%, during the nine months ended September 30, 2022, as compared to the corresponding prior year period. The decrease was primarily due to $22 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan during the nine months ended September 30, 2021. Additionally, an increase in interest rates contributed to an increase in interest income for the nine months ended September 30, 2022. This decrease in other expenses during the nine months ended September 30, 2022 was partially offset by a $7 million loss from the extinguishment of debt related to the write-off of unamortized deferred financing costs associated with the Treasury Loan.
Income Taxes. Our effective tax rate for the nine months ended September 30, 2022 was a benefit of 18.9%, compared to a benefit of 15.5% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 is lower than the statutory rate due to the non-deductibility of certain executive compensation costs and other employee benefits, coupled with the fact that we are in a net loss position for the period. The effective tax rate for the nine months ended September 30, 2021 includes excess tax benefits associated with our stock-based compensation arrangements offset by the non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of our participation in the PSPs and the Treasury Loan.
Reconciliation of Net income (loss) to Adjusted net income (loss), EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted net income (loss)(a)	$33	$(24)	$(56)	$(247)
EBITDA(a)	$64	$53	$(54)	$(3)
EBITDAR(b)	$204	$181	$347	$396
Adjusted EBITDA(a)	$53	$(18)	$(44)	$(288)
Adjusted EBITDAR(b)	$193	$109	$357	$101
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$31	$23	$(77)	$(49)
Non-GAAP Adjustments(a):
Transaction and merger-related costs, net	(12)	—	8	—
Asset impairment	—	—	7	—
Collective bargaining contract ratification	1	—	2	—
Early lease termination costs	—	1	—	11
CARES Act – grant recognition and employee retention credits	—	(72)	—	(295)
CARES Act – write-off of deferred financing costs due to paydown of loan	—	—	7	—
CARES Act – mark to market impact for warrants	—	—	—	22
Pre-tax impact	(11)	(71)	24	(262)
Tax benefit (expense), non-GAAP adjustments(b)	13	24	(3)	64
Adjusted net income (loss)	$33	$(24)	$(56)	$(247)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$31	$23	$(77)	$(49)
Plus (minus):
Interest expense	4	4	16	31
Capitalized interest	(3)	(1)	(6)	(3)
Interest income and other	(3)	(1)	(5)	(1)
Income tax expense (benefit)	27	18	(18)	(9)
Depreciation and amortization	8	10	36	28
EBITDA	64	53	(54)	(3)
Plus: Aircraft rent	140	128	401	399
EBITDAR	$204	$181	$347	$396

EBITDA	$64	$53	$(54)	$(3)
Plus (minus)(a):
Transaction and merger-related costs, net	(12)	—	8	—
Collective bargaining contract ratification	1	—	2	—
Early lease termination costs	—	1	—	10
CARES Act – grant recognition and employee retention credits	—	(72)	—	(295)
Adjusted EBITDA	53	(18)	(44)	(288)
Plus: Aircraft rent(c)	140	127	401	389
Adjusted EBITDAR	$193	$109	$357	$101
__________________
(a)See “Reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest” above for a discussion on adjusting items.
(b)For purposes of determining the tax rate applicable to Adjusted (i.e., non-GAAP) net income (loss) with respect to the three and nine months ended September 30, 2022, we established our adjusted effective tax rate by using September 30, 2022 actual results. In contrast, for all prior interim periods, we determined our effective tax rate on a non-GAAP basis by using full year actual and projected results to determine the effective tax rate to calculate Adjusted net income (loss). Management believes the use of September 30, 2022 actuals to calculate an adjusted tax rate for the three and nine month interim periods then ended provides a more meaningful relationship between income tax expense and Adjusted pre-tax income (loss) than would be produced using the full year and projected results method due to the shift from an adjusted pre-tax loss in early 2022 to actual and forecasted profitability in the third and fourth quarters of 2022 combined with an expectation of annual adjusted pre-tax results being near break-even and the resulting impact of non-deductible items. GAAP permits the use of the actual results method under such circumstances. However, the foregoing methodology has been applied solely to the non-GAAP presentation and we continue to calculate income tax expense on a GAAP basis for all periods presented using the estimated annual effective tax rate method which uses an expectation of full year 2022 pre-tax income (loss) in the determination of interim effective tax rates as this method does not produce significant variations in the customary relationship between income tax expense and pre-tax accounting income.
(c)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $1 million and $10 million for the three and nine months ended September 30, 2021, respectively, for costs incurred due to the early termination of our A319 leased aircraft. See footnote (e) under the caption “Reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest.”

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2022 and 2021. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended September 30,			Percent	Nine Months Ended September 30,			Percent
	2022	2021		Change	2022	2021		Change
Operating statistics (unaudited)(a)
Available seat miles (ASMs) (millions)	8,040	7,505		7%	23,076	19,031		21%
Departures	42,627	40,418		5%	122,040	101,953		20%
Average stage length (statute miles)	974	960		1%	976	965		1%
Block hours	113,922	107,038		6%	329,533	269,655		22%
Average aircraft in service	112	109		3%	111	105		6%
Aircraft – end of period	115	112		3%	115	112		3%
Average daily aircraft utilization (hours)	11.1	10.6		5%	10.9	9.4		16%
Passengers (thousands)	6,704	5,958		13%	18,650	14,813		26%
Average seats per departure	193	193		—%	193	193		—%
Revenue passenger miles (RPMs) (millions)	6,635	5,807		14%	18,547	14,562		27%
Load Factor (%)	82.5%	77.4%	5.1	pts	80.4%	76.5%	3.9	pts
Fare revenue per passenger ($)	57.57	42.74		35%	55.49	38.36		45%
Non-fare passenger revenue per passenger ($)	74.18	59.77		24%	71.09	56.72		25%
Other revenue per passenger ($)	3.45	3.24		6%	3.18	2.85		12%
Total ancillary revenue per passenger ($)	77.63	63.01		23%	74.27	59.57		25%
Total revenue per passenger ($)	135.20	105.75		28%	129.76	97.93		33%
Total revenue per available seat mile (RASM) (¢)	11.27	8.40		34%	10.49	7.62		38%
Cost per available seat mile (CASM) (¢)	10.57	7.83		35%	10.88	7.79		40%
CASM (excluding fuel) (¢)	6.76	5.62		20%	7.17	5.74		25%
CASM + net interest (¢)	10.55	7.85		34%	10.90	7.93		37%
Adjusted CASM (¢) (b)	10.71	8.77		22%	10.80	9.28		16%
Adjusted CASM (excluding fuel) (¢) (b)	6.90	6.55		5%	7.09	7.24		(2)%
Adjusted CASM + net interest (¢) (b)	10.68	8.79		22%	10.79	9.31		16%
Fuel cost per gallon ($)	3.85	2.19		76%	3.76	2.06		83%
Fuel gallons consumed (thousands)	79,566	75,938		5%	227,559	189,003		20%
Employees (FTE)	6,126	5,405		13%	6,126	5,405		13%
__________________
(a)See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)For a reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Liquidity, Capital Resources and Financial Position
Overview
As of September 30, 2022, we had $674 million of cash and cash equivalents. We had $421 million of total debt, net, of which $193 million is short-term debt. Our total debt, net is comprised of our $268 million pre-delivery payment facility (“PDP Financing Facility”), $71 million pre-purchased miles facility with Barclays Bank Delaware

(“Barclays”), $66 million in PSP Promissory Notes and $18 million in secured indebtedness for our headquarters building, partially offset by $2 million in deferred debt acquisition costs and other discounts.
On February 2, 2022, we repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the nine months ended September 30, 2022. By repaying the amounts outstanding under the Treasury Loan, our co-brand credit card program and related brand assets that collateralized the Treasury Loan are now unencumbered.
On February 5, 2022, we entered into the Merger Agreement with the Merger Sub and Spirit. The Merger Agreement provided that, among other things, the Merger Sub would be merged with and into Spirit, with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of ours. On July 27, 2022, we and Spirit mutually terminated the Merger Agreement. As a result, Spirit reimbursed us $25 million of our incurred Merger-related expenses. In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition with another acquiror or enters into a definitive written agreement providing for an acquisition with another acquiror which is ultimately consummated, we will be owed an additional $69 million, as provided for in the Merger Agreement.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of September 30, 2022, we are in compliance with all of our covenants, except we have obtained a waiver of relief for the covenant provisions through the third quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues.
The following table presents the major indicators of our financial condition and liquidity.

	September 30, 2022	December 31, 2021

	(in millions, except percentages)
Cash and cash equivalents	$674	$918
Total current assets, excluding cash and cash equivalents	$218	$119
Total current liabilities, excluding current maturities of long-term debt and operating leases	$808	$755
Current maturities of long-term debt, net	$193	$127
Long-term debt, net	$228	$287
Stockholders’ equity	$468	$530
Debt to capital ratio	47%	44%
Debt to capital ratio, including operating lease obligations	86%	84%
Use of Cash and Future Obligations
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
Our single largest capital commitment relates to the acquisition of aircraft. As of September 30, 2022, we operated all of our 115 aircraft under operating leases. Pre-delivery deposit payments (“PDPs”) relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of September 30, 2022, we had $346 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of September 30, 2022 our PDP Financing Facility, which allows us to draw up to an aggregate of $280 million, had $268 million outstanding. The PDP Financing Facility also provides us flexibility to potentially obtain commitments from other lenders. As of September 30, 2022, we had an obligation to purchase 226

A320neo family aircraft to be delivered by the end of 2029, five of which had committed operating leases for 2022 deliveries and eight of which had committed operating leases for 2023 deliveries. We are evaluating financing options for the remaining aircraft.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to our respective aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed-upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During each of the nine months ended September 30, 2022 and 2021, we made $14 million in maintenance deposit payments to our lessors. As of September 30, 2022, we had $113 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheets, of which $9 million was included in accounts receivable because the eligible maintenance had been performed. The remaining $104 million was included within aircraft maintenance deposits on our condensed consolidated balance sheet as of September 30, 2022.
The following table summarizes current and long-term material cash requirements as of September 30, 2022, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations(a)	$55	$206	$25	$—	$—	$137	$423
Interest commitments(b)	5	12	5	4	5	10	41
Operating lease obligations(c)	119	458	441	427	363	1,156	2,964
Flight equipment purchase obligations	291	1,283	1,452	1,769	2,362	6,215	13,372
Maintenance deposit obligations(d)	1	3	3	3	3	9	22
Total	$471	$1,962	$1,926	$2,203	$2,733	$7,527	$16,822
__________________
(a)Includes principal only associated with our PDP Financing Facility due through 2025, our floating rate building note through 2023, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes through 2031. See “Notes to Condensed Consolidated Financial Statements — 7. Debt”.
(b)Represents interest on debt obligations.
(c)Represents gross cash payments related to our operating lease obligations that are not subject to discount as compared to the obligations measured on our condensed consolidated balance sheets.
(d)Represents fixed maintenance reserve payments for aircraft including estimated amounts for contractual price escalations.
Please refer to “Notes to Condensed Consolidated Financial Statements — 11. Commitments and Contingencies” for additional discussion on our commitments.

Cash Flows
The following table presents information regarding our cash flows in the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in millions)
Net cash provided by (used in) operating activities	$(172)	$96
Net cash provided by (used in) investing activities	(117)	4
Net cash provided by financing activities	45	324
Net increase (decrease) in cash, cash equivalents and restricted cash	(244)	424
Cash, cash equivalents and restricted cash at beginning of period	918	378
Cash, cash equivalents and restricted cash at end of period	$674	$802
Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities totaled $172 million, which was driven by a $77 million net loss, outflows from changes in operating assets and liabilities of $83 million and non-cash adjustments totaling $12 million.
The $83 million of outflows from changes in operating assets and liabilities includes:
•$68 million in increases in other long-term assets driven by increases in deferred taxes and prepaid maintenance;
•$35 million in increases in supplies from increased fuel inventory and consumable balances and other current assets driven by supplier incentives and prepaid expenses;
•$14 million in increases in aircraft maintenance deposits;
•$13 million in decreases in accounts payable; and
•$6 million in increases in accounts receivable driven by increases in bookings; partially offset by
•$30 million in increases in other liabilities driven by growth in the business, reflected primarily through increases in leased aircraft return costs of $26 million, aircraft maintenance costs of $24 million, other current liabilities of $10 million, passenger tax accounts of $7 million and accrued fuel of $5 million, partially offset by a $26 million payment to FAPAInvest, LLC for their phantom equity units and a reduction to station obligations of $16 million; and
•$23 million in increases in our air traffic liability as a result of increased bookings.
Our net loss of $77 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$49 million in gains recognized on sale-leaseback transactions; and
•$18 million in deferred tax benefits; partially offset by
•$36 million in depreciation and amortization;
•$11 million in stock-based compensation expense;
•$7 million in losses from the extinguishment of debt; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
During the nine months ended September 30, 2021, net cash provided by operating activities totaled $96 million, which was driven by cash inflows from changes in operating assets and liabilities of $150 million, partially offset by a $49 million net loss resulting from the significant impact of the COVID-19 pandemic on our operations and $5 million in non-cash adjustments.

The $150 million of inflows from changes in operating assets and liabilities includes:
•$117 million in increases in our air traffic liability due to increased bookings;
•$57 million in increases in other liabilities and a $16 million increase in accounts payable as our operational related accruals increased in line with demand, capacity and overall departure increases; and
•$13 million in supplies and other current assets due primarily to the decrease in other current assets; partially offset by
•increases in other long-term assets as well as higher maintenance and credit card receivables and increases to our aircraft maintenance deposits.
Our net loss of $49 million was also adjusted by the following non-cash items to arrive at cash provided by operating activities:
•$55 million in gains recognized on sale-leaseback transactions; and
•$9 million in deferred tax benefits; partially offset by
•$28 million in depreciation and amortization;
•$22 million in unrealized losses on the mark to market adjustments to our warrant liability with the Treasury;
•$8 million in stock-based compensation expense; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
In response to the COVID-19 pandemic, beginning in 2020, we were granted payment deferrals on leases included in our right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in our right-of-use assets. As these deferred payments are made, they are recognized in aircraft rent or station operations, as applicable, in our condensed consolidated statements of operations. The payback of all previous aircraft and engine rent deferrals was completed as of December 31, 2021, and, therefore, there was no impact to operating cash flows for the nine months ended September 30, 2022. The payback of station deferrals during the nine months ended September 30, 2022 decreased operating cash flows by $1 million. For the nine months ended September 30, 2021, the impact of the payment deferrals decreased operating cash flows and unfavorably impacted our results of operations by $22 million, including a $31 million unfavorable impact to aircraft rent, partially offset by a $9 million favorable impact to station operations. As of September 30, 2022, we had $10 million in station deferrals which will be recognized to station operations within our condensed consolidated statements of operations in future periods as the deferrals are repaid.
As of September 30, 2022, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities totaled $117 million, driven by:
•$86 million in net payments for pre-delivery deposits; and
•$31 million in cash outflows for capital expenditures.

During the nine months ended September 30, 2021, net cash provided by investing activities totaled $4 million, driven by:
•$28 million in net refunds from pre-delivery deposits; partially offset by
•$20 million in cash outflows for capital expenditures; and
•$4 million in other investing cash outflows.

Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $45 million, driven by:
•$214 million in cash proceeds from debt issuances, consisting of a $56 million draw on our Barclays facility and $158 million in draws on our PDP Financing Facility, net of issuance costs; and
•$49 million in cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engines delivered during the nine months ended September 30, 2022; partially offset by
•$215 million in cash outflows from principal repayments on debt, which includes the paydown of the $150 million Treasury Loan and $65 million in PDP Financing Facility payments; and
•$3 million in cash outflows for payments related to minimum tax withholdings of share-based awards.

During the nine months ended September 30, 2021, net cash provided by financing activities was $324 million, driven by:
•$266 million in aggregate net proceeds from our IPO;
•$115 million in cash proceeds from debt issuances, consisting of $82 million in draws on our PDP Financing Facility and $33 million in borrowings related to the PSP2 and PSP3 Promissory Notes; and
•$43 million in cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engines delivered during the nine months ended September 30, 2021; partially offset by
•$97 million in cash outflows from principal repayments on our PDP Financing Facility; and
•$3 million in cash outflows for payments related to minimum tax withholdings of share-based awards.
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
“Adjusted CASM” means operating expenses, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM including net interest” or “Adjusted CASM + net interest” means the sum of Adjusted CASM and Net interest expense (income) excluding special items divided by ASMs. For a discussion of such special items and a reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM (excluding fuel)” means operating expenses less aircraft fuel expense, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to Adjusted CASM (excluding fuel), Adjusted CASM and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
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
“Total ancillary revenue per passenger” means ancillary revenue divided by passengers.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 36%, 34%, 28% and 26% of total operating expenses for the three and nine months ended September 30, 2022 and 2021, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense over the last 12 months by approximately $104 million.
Our strategy has been primarily to purchase out-of-the-money call options which are intended to provide protection against a large upward movement in fuel prices, while also allowing us to participate in any material fall in fuel prices. As of September 30, 2022 and December 31, 2021 we had no fuel derivative contracts outstanding; however historically we measure our fuel derivative instruments at fair value, which is determined using standard option valuation models that use observable market inputs including contractual terms, market prices, yield curves, fuel price curves and measures of volatility. Changes in the related commodity derivative instrument cash flows may change by more or less than the fair value based on further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by the counterparties to the agreements.
Interest Rates. As of September 30, 2022 we are subject to market risk associated with changing interest rates, due to SOFR-based interest rates on our PDP Financing Facility and LIBOR-based interest rates on our floating rate building note and our affinity card advance purchase of mileage credits. During the nine months ended September 30, 2022, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
We are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on the seven- or nine-year swap rate. As part of our risk management program, we historically have entered into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended September 30, 2022, we did not enter into any swaps and therefore, paid no upfront premiums. During the nine months ended September 30, 2022, we paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date. We did not enter into any swaps during the three and nine months ended 2021. As of September 30, 2022, we had hedged $245 million in aircraft rent payments for seven aircraft to be delivered by the end of 2023.
Foreign Exchange. We have de minimis foreign currency risks related to our station operating expenses denominated in currencies other than the U.S. dollar, primarily the Mexican peso and the Dominican Republic peso. Our revenue is U.S. dollar denominated.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The outbreak of COVID-19 and the implementation of measures to reduce its spread have adversely impacted, and continues to adversely impact, our business in a number of ways. Governments in countries we serve, principally the United States, responded to the virus with air travel restrictions, closures or recommendations against air travel and the implementation of mandatory quarantine periods after travel, and certain countries we serve required airlines to limit or completely stop operations. In response to the COVID-19 pandemic, we significantly reduced capacity from our original plan and, while we have increased capacity in response to recovery in demand for air travel, we will continue to proactively evaluate the need for further flight schedule adjustments to match demand. We are unable to predict the future spread and impact of COVID-19, including future variants of the virus such as the recent Omicron variant and its respective subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what impact those measures may have on the demand for air travel. We are closely monitoring the impact of the Omicron variant, and any new variants or subvariants, and expect any impact to be short term in nature given the availability of vaccines and the likely increase in vaccination rates in response to these variants.
In response to the impacts of the COVID-19 pandemic, we have taken measures to address the significant cash outflows resulting from the sharp decline in demand and we continue to evaluate options should the recovery in demand for air travel fail to persist due to a resurgence of COVID-19 or otherwise. In addition to reducing our flight schedule to match demand levels, we have implemented various other initiatives to reduce costs and manage liquidity including, but not limited to:
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
•securing current funding and future liquidity from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as other financing sources; and
•amending certain debt covenant metrics to align with current and expected demand.
We have taken, and may take, additional actions to improve our financial position, including measures to improve liquidity. In 2020, we received financial assistance from the U.S. Department of the Treasury (the “Treasury”) through the Payroll Support Program (the “PSP”) and entered into a loan and guarantee agreement (the “Treasury Loan Agreement”) with the Treasury for a secured term loan facility (the “Treasury Loan”). In 2021, we received additional financial assistance from the Treasury pursuant to the second Payroll Support Program (the “PSP2”) and the Payroll Support Program 3 (the “PSP3”). The funding we received is subject to significant restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”
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
•a prohibition on involuntary terminations or furloughs of employees (except for health, disability, cause or certain disciplinary reasons) through September 30, 2021;
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
The termination of the proposed merger with Spirit Airlines, Inc. (“Spirit”) could negatively impact the trading price of our common stock, as well as our future business, results of operations and financial condition.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp., a direct wholly-owned subsidiary of ours (“Merger Sub”), and Spirit Airlines, Inc. (“Spirit”), pursuant to which, and subject to the terms and conditions therein, the Merger Sub would merge with and into Spirit, with Spirit continuing as a wholly-owned subsidiary of ours.
On July 27, 2022, we and Spirit mutually terminated the Merger Agreement and Spirit subsequently entered into an agreement to be acquired by JetBlue Airways Corporation (“JetBlue”). The termination of the Merger

Agreement or the closing of the acquisition of Spirit by JetBlue may adversely affect our stock price, business, results of operations and financial condition as follows:
•we will not realize the anticipated benefits from the Merger, including a potentially enhanced competitive and financial position, and will instead be subject to all of the risks we currently face as an independent company and any that may emanate from a combination of JetBlue and Spirit, if completed;
•we may experience negative reactions from employees, customers, suppliers or other third parties; and
•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us.

If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry is currently experiencing certain shortages of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry is being affected by a pilot shortage. As is common with most of our competitors, we have faced considerable turnover of our employees. These factors have caused us recently to maintain a larger workforce than is immediately necessary for our planned operations in order to maintain network reliability and support planned growth in light of the challenges of hiring and retaining employees under current economic conditions, including the current worker shortage impacting certain sectors of the U.S. labor market. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel and we may be required to increase wages and/or benefits in order to do so. In addition, we may lose personnel due to the impact of the COVID-19 pandemic including, among other things, employee response to the related health and safety initiatives or to a return to office initiative. Legally required vaccine mandates have been imposed and have resulted in multiple unresolved court challenges, some of which remain ongoing. We cannot predict what policies we may elect to or be required, to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel. Further, we may lose executives as a result of compensation restrictions imposed under the CARES Act. Such restrictions may present retention challenges in the case of executives presented with alternative, non-airline opportunities or with opportunities from airlines that are not subject to such restrictions because they did not participate in the CARES Act programs or because the restrictions have lifted through time or repayment of the Treasury Loan. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition could adversely affect our operations. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to increase revenue per available seat mile. The prevalence of discount fares can be particularly acute when a competitor has excess capacity to sell. Given the high levels of excess capacity among U.S. airlines generally as a result of the COVID-19 pandemic, we expect to face significant discounted fare competition as the U.S. market continues to recover. Moreover, many other airlines have unbundled their services, at least in part, by charging separately for services, such as baggage and advance seat selection, which previously were offered as a component of base fares. This unbundling and other cost-reducing measures could enable competitor airlines to reduce fares on routes that we serve.
In addition, airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. For instance, in 2017 there was widespread capacity growth across the United States, including in many of the markets in which we operate. In particular, during 2017, both Southwest Airlines and United Airlines increased their capacity in Denver. The domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons, including, for example, actions by American Airlines in 2015 and United Airlines in 2017 to match fares offered in many of their respective markets by ULCCs, with resulting material adverse effects on the revenues of the airlines involved. The increased capacity across the United States in 2017 exacerbated the competitive pricing environment, particularly beginning in the second quarter of 2017, and this activity continued throughout 2018 and the first half of 2019. Given the decreased demand that resulted from the COVID-19 pandemic, we expect significant competition, including price competition, at least in the short term and as the U.S. market continues to recover. If we continue to experience increased competition our business, results of operations and financial condition could be materially adversely affected.
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
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies or through new market entrants. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their networks. A competitor adopting a ULCC strategy may have greater financial resources and access to lower-cost sources of capital than we do, which could enable them to execute a ULCC strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, our business, results of operations and financial condition could be materially adversely affected.
There has been significant consolidation within the airline industry, including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, and Alaska Airlines and Virgin America, and the proposed combination of Spirit and JetBlue. In the future, there may be additional consolidation in the airline industry. Business combinations could significantly alter industry conditions and competition within the airline industry and could enable our competitors to reduce their fares.

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
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 36%, 34%, 28% and 26% of our operating expenses for the three and nine months ended September 30, 2022 and 2021, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly, as occurred in 2021 and the first three quarters of 2022. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged periods of low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged periods of low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged periods of low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft we operate and have on order. See also “Risks Related to Our Business—We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.” Aircraft fuel expense increased 84% and 120% in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, due to significant increases in both the price of fuel and our overall fuel consumption due to higher utilization and more operating aircraft. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. In particular, the recent conflict between Russia and Ukraine has caused shortages in the availability of aircraft fuel, including as a result of targeted sanctions and export control measures imposed by the United States and foreign government bodies. Although, for the three and nine months ended September 30, 2022, any such shortages have not been material, there is no assurance that the shortages will not become more severe, and we cannot predict the continued impact of these sanctions and export control measures, or the impact of any further retaliatory actions that may be taken by Russia and the United States and foreign government bodies. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular have resulted, and could continue to result, in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
As of September 30, 2022 and December 31, 2021, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges had no impact on our condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021. We cannot assure you that any potential future fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining fuel prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
Restrictions on, or increased taxes applicable to, charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the three and nine months ended September 30, 2022 and 2021, we generated non-fare passenger revenues of $497 million, $1,326 million, $356 million and $840 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as service fees, baggage fees, seat selection fees and other passenger-related revenue and is a component of passenger revenue within the condensed consolidated statements of operations. The U.S. Department of Transportation (“DOT”) has rules governing many facets of the airline-consumer relationship including, for instance, unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, consumer notice and disclosure requirements, consumer complaints, airline advertising and marketing practices, codeshare disclosure, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, customer service commitments and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT and the review of this matter is still in process.

The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Federal Aviation Administration (“FAA”) Reauthorization Act of 2018 provided for several new requirements and rulemakings related to airlines including, but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty-period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii)

increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or other mobility aids and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty-period limitations and rest requirements. In October 2022, the FAA issued a final rule mandating rest periods of at least 10 consecutive hours for flight attendants who are scheduled for a duty period of 14 hours or less, which will impact our scheduling flexibility. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. In July 2021, the DOT issued a notice of proposed rulemaking requiring airlines to refund checked bag fees for delayed bags if the bags are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation and raising the liability limit for mishandled baggage in domestic air transportation. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. See also “—We are subject to extensive regulation by the FAA, the DOT, the TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
The demand for airline services is highly sensitive to changes in economic conditions, and a recession or similar economic downturn in the United States or globally would further weaken demand for our services and have a material adverse effect on our business, results of operations and financial condition, particularly since a substantial portion of our customers travel for leisure or other non-essential purposes.
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from an inflationary economic environment and the responses by monetary authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts and terrorist attacks and/or reactions to the COVID-19 pandemic, have historically impaired airline economics. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, including due to inflationary pressures and/or the disruption, instability and volatility in global markets resulting from the recent conflict between Russia and Ukraine, it could have a material adverse effect on our business, results of operations and financial condition. In particular, the COVID-19 pandemic and associated decline in economic activity, as well as worker shortages in certain sectors of the U.S. labor market, have had, and may continue to have, a severe and prolonged effect on the U.S. economy and global markets generally and, in turn, may continue to depress demand for air travel into the foreseeable future. Although we have seen a significant recovery of demand through the quarter ended September 30, 2022, due to the uncertainty surrounding the duration and severity of the COVID-19 pandemic and the current inflationary environment, we can provide no assurance that demand for air travel will continue to recover and/or grow.
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
Past terrorist attacks or attempted attacks, particularly those against airlines, have caused substantial revenue losses and increased security costs, and any actual or threatened terrorist attack or security breach, even if not directly against an airline, could have a material adverse effect on our business, results of operations and financial condition. For instance, enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, thereby resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Terrorist attacks made directly on an airline, particularly in the United States, or the fear of such attacks or other hostilities, including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats, would have a negative impact on the airline industry and could have a material adverse effect on our business, results of operations and financial condition.
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
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvements at airports at which we operate, aircraft and engine defects, FAA grounding of aircraft, increased security measures, new travel-related identification requirements, taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Flight delays caused by these factors may frustrate passengers and may increase costs and decrease revenues which, in turn, could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The federal government also controls airport security. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. Federal government slowdowns or shutdowns may further impact the availability of federal resources, such as air traffic controllers and security personnel, necessary to provide air traffic control and airport security. Staffing shortages, such as those recently experienced at the Jacksonville Air Traffic Control Center during the first half of 2022, can cause delays or cancellations of flights or may impact our ability to take delivery of aircraft or expand our route network or airport footprint. In addition, U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Further, implementation of the Next Generation

Air Transport System, or NextGen, by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and other lawsuits, resulting in increased costs. The U.S. Congress could enact legislation that could impose a wide range of consumer protection requirements, which could increase our costs of doing business.
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
We provide service to many areas of the United States that are at risk of, and from time to time experience, severe weather events. Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, blizzards, snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization and point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover from such disruptions. In addition, many airlines re-accommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of contagious diseases, such as COVID-19, Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, pertussis (whooping cough) and Zika virus, have in the past resulted, and may in the future result, in significant decreases in passenger traffic and the imposition of government restrictions in service, resulting in a material adverse impact on the airline industry. New identification requirements, such as the implementation of rules under the REAL ID Act of 2005, and increased travel taxes, such as those provided in the Travel Promotion Act, enacted in March 2010, which currently charges visitors from certain countries a $17 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
We emphasize compliance with all applicable laws and regulations and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of our employees, third-party specialists and partners with regard to business ethics and key legal requirements; however, we cannot assure you that our employees, third-party specialists or partners will adhere to our code of ethics, other policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, we may be subject to sanctions. In the event we believe, or have reason to believe, that our employees, third-party specialists or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs which, in turn, may have a material adverse effect on our reputation, business, results of operations and financial condition.

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
On January 17, 2022, various executives of U.S. passenger airlines and cargo carriers, and airline industry associations, warned the U.S. federal government of the potential adverse impact the imminent deployment of AT&T and Verizon’s new 5G C-band service would have on U.S. aviation operations. According to aviation leaders, the deployment of the new 5G C-band service could cause, among other consequences, operational and security issues, interference with critical aircraft instruments and adverse impact to low-visibility operations. Any of these consequences could potentially cause flight cancellations, diversions and delays, or could result in damage to our aircraft and other equipment and a diminished margin of safety in airline operations. On January 18, 2022, AT&T and Verizon agreed to delay the implementation of 5G C-band service near airports until July 5, 2022 while working with the FAA to develop long-term mitigations to support safe aviation operations. While AT&T and Verizon agreed to delay the activation of 5G transmitters in close proximity to airports, they did move forward with the activation of a vast majority of 5G transmitters away from airports, and we expect they will continue expanding their 5G C-band service over the next several years. As a result, the FAA has taken precautionary steps to mitigate any remaining interference risks, which have resulted in minimal impacts to our operations, particularly in low-visibility conditions at certain airports. On June 17, 2022, the FAA announced that AT&T and Verizon had agreed to keep 5G mitigations beyond July 5, 2022, but simultaneously announced their expectation that the U.S. mainline commercial fleet have radio altimeter retrofits or other enhancements in place by July 2023. We believe that the impact, if any, on our operations will be minimal. We cannot predict if any new requirements or restrictions will be imposed on airlines by the DOT, the FAA or other government agencies, but any such requirement or restriction could have an adverse effect on our operations and any sustained impact to our operations could adversely affect our business, results of operations and financial condition.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a firm commitment to purchase 226 A320neo family aircraft by the end of 2029, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
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
A key component of our Low Fares Done Right strategy is attracting customers with low fares and garnering repeat business by delivering a high-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on other ULCCs in the United States. We intend to continue to differentiate our brand and product in order to expand our loyal customer base and grow or maintain our unit revenues and maintain our non-fare revenues. The rising cost of aircraft and engine maintenance may impair our ability to offer low-cost fares, resulting in reduced revenues. Differentiating our brand and product has required, and will continue to require, significant investment, and we cannot assure you that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from the other U.S. ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low base fares or gain market share from the legacy airlines, particularly if we experience significant excess capacity such as that caused by the COVID-19 pandemic.
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
Our business is labor intensive, with labor costs representing approximately 21%, 21%, 27% and 31% of our total operating costs for the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, approximately 87% of our workforce was represented by labor unions. We have ratified labor agreements with several of the labor unions representing our employees, including with the union representing our pilots in January 2019, with the union representing our flight attendants in May 2019 and with the union representing our aircraft technicians in May 2022. See “Business—Human Capital Resources” in our 2021 Annual Report. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
Relations between air carriers and labor unions in the United States are governed by the United States Railway Labor Act (the “RLA”). Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage, and usually lengthy, series of bargaining processes overseen by the National Mediation Board (the “NMB”). This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
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
We are highly dependent on markets served from airports that are significant to our business, including Denver, Orlando, Las Vegas, Philadelphia and Atlanta. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
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
Our existing lease at Denver International Airport was extended and expires in December 2022 with one additional one-year extension option and, in May 2022, we entered into an additional 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. We cannot assure you that renewal of the lease will occur on acceptable terms or at all, or that the new lease will not include additional or increased fees. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities; our impact on the environment; any inability to maintain our position as “America’s Greenest Airline” including, for example, if another major U.S. airline experiences more average fuel savings than us based on ASMs per fuel gallon consumed or if consumers perceive us to be less “green” than other airlines based on different factors or metrics or by attributing the sustainability practices of our vendors, suppliers and other third parties to us; public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage;” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs; customer perceptions of our use of social media or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
In addition, our reputation or brand image could be adversely impacted by any inability to deliver strong operational performance, which we believe helps strengthen our customer loyalty and attract new customers. The DOT publishes statistics regarding measures of customer satisfaction for domestic airlines, including on-time performance and completion factors. Our on-time performance, which measures the percentage of our scheduled flights with on-time arrivals (within 15 minutes) for domestic routes only, was 76.6%, 83.9% and 73.1% for the years ended December 31, 2021, 2020 and 2019, respectively. Our completion factor, which measures the percentage of our scheduled flights that were completed by us for domestic routes only, whether or not delayed (i.e., not cancelled), was 98.6%, 94.9% and 98.3% for the years ended December 31, 2021, 2020 and 2019, respectively. The ranges of on-time performance and completion factor for the 10 airlines of significant size in the United States ranged from 68.3% to 90.1% and 96.7% to 99.6%, respectively, and we ranked 7th and 3rd, respectively, for the year ended December 31, 2021. Any sustained inability to maintain or improve our operational performance could result in decreased customer loyalty and, in turn, could significantly harm our brand and reputation and adversely affect our business and financial results.
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
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems, in addition to complaints related to our COVID-19-related refund policy. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies, including policies implemented in response to the COVID-19 pandemic. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights and other service issues, are reported to the public by the DOT. The DOT may choose to investigate such customer complaints and this could result in fines. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules; $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are fully cooperating with the DOT request and the review of this matter is still in process. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand such as has been caused by the COVID-19 pandemic.
We have maintained a high daily aircraft utilization rate prior to the COVID-19 pandemic and expect our utilization rate to increase as the U.S. market continues to recover from the pandemic. Our average daily aircraft utilization was 11.1 hours, 10.9 hours, 10.6 hours and 9.4 hours for the three and nine months ended September 30, 2022 and 2021, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Southeast, the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months and during hurricane season. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand, such as that caused by the COVID-19 pandemic, reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, in January 2021, the U.S. Environmental Protection Agency (the “EPA”) adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. On November 15, 2021, the EPA announced that it will not rewrite the existing airplane GHG emissions standards but will press for ambitious new airplane GHG emission standards at international negotiations organized by ICAO in late 2022. The outcome of the legal challenge and the development of new airplane GHG emissions standards cannot be predicted at this time. U.S. commitments announced during President Biden’s April 2021 Leaders Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these goals will be achieved and the potential effects on our business cannot be predicted at this time.
All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to purchase specific types of equipment or technologies, purchase carbon offset credits or otherwise incur additional costs related to our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

Growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Our collateral to secure loans, in the form of aircraft, spare parts and airport slots, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing costs.
Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the cancelling of flights, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.
We are highly dependent upon our cash balances and operating cash flows.
As of September 30, 2022, we had $674 million of total available liquidity in cash and cash equivalents. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations, including substantial pre-delivery payments (“PDPs”) related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of the COVID-19 pandemic on our financial position and operations.
Under the terms of our PDP facility (the “PDP Financing Facility”), we are subject to a fixed charge coverage ratio requirement (the “FCCR Test”). If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the PDP Financing Facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the PDP Financing Facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. LTV Tests performed recently have not resulted in any required pre-payment of the PDP Financing Facility or posting of additional collateral. Additionally, we also obtained a waiver of relief for the covenant provisions through the third quarter of 2022 related to one of our credit card processors that represents less than 10% of total revenues, which may require future waivers or an amendment to existing covenants to reflect the downturn due to the COVID-19 pandemic.
As of September 30, 2022, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus, CFM International, an affiliate of General Electric Company, and Pratt & Whitney. As of September 30, 2022, we had a

firm obligation to purchase 226 A320neo family aircraft to be delivered by the end of 2029, five of which had a committed operating lease for 2022 deliveries and eight of which had committed operating leases for 2023 deliveries. We are evaluating financing options for the remaining aircraft. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We may be subject to competitive risks due to the long-term nature of our fleet order book and the unproven new engine technology utilized by the aircraft in our order book.
As of September 30, 2022, we had existing aircraft purchase commitments through 2029, all of which are for Airbus A320neo family aircraft. Of the 226 A320neo family aircraft we have committed to purchase by the end of 2029, two will be equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company, 133 will be equipped with Pratt & Whitney Geared Turbo Fan (“GTF”) engines and we are still evaluating engine options for the remaining 91 aircraft on our order book related to the amendment that was entered into with Airbus in the fourth quarter of 2021. The A320neo family represents the latest step in the modernization of the A320 family aircraft, and includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. We are one of the first airlines to utilize the A320neo family and LEAP engine. In addition, it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo family aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
As of September 30, 2022, the operating leases for one, six, four, eight and 20 aircraft in our fleet were scheduled to terminate during the remainder of 2022, 2023, 2024, 2025 and 2026, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned, and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of September 30, 2022, we had a firm obligation to purchase 226 A320neo family aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these new initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of September 30, 2022, all 115 aircraft in our fleet were financed under operating leases. For the three and nine months ended September 30, 2022 and 2021, we incurred aircraft rent of $140 million, $401 million, $128 million and $399 million, respectively, and maintenance costs of $42 million, $107 million, $29 million and $82 million, respectively. The payback of all previous aircraft and engine rent deferrals related to deferral arrangements with our lessors due to the COVID-19 pandemic was completed as of December 31, 2021, and, therefore, there was no impact to aircraft rent within our condensed consolidated statements of operations for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, aircraft rent included a $2 million and $31 million unfavorable impact, respectively, from payments related to deferral arrangements. As of September 30, 2022 and December 31, 2021, we had future operating lease obligations of approximately $2,424 million and $2,435 million, respectively, and future principal debt obligations of $423 million as of each period-end. For the nine months ended September 30, 2022 and 2021, we made cash payments for interest related to debt of $9 million and $7 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus as well as CFM International and Pratt & Whitney for delivery over the next several years.
Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flows and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, any significant weakening or improvement in the U.S. economy and the availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations and our obligations under our other debt arrangements could have a material adverse effect on our business, results of operations and financial condition and could:
•require a substantial portion of cash flows from operations be used for operating lease and maintenance deposit payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate purposes;

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
A failure to pay our operating lease, debt, fixed costs and other obligations or a breach of our contractual obligations could result in various adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which could have a material adverse effect on our business, results of operations and financial condition.
We rely on third-party specialists and other commercial partners to perform functions integral to our operations.
We have historically entered into agreements with third-party specialists to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, as well as administrative and support services. In response to the COVID-19 pandemic, we have increased our reliance on such third parties. As the U.S. market continues to recover from the pandemic, we are likely to enter into similar service agreements in new markets we decide to enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates. In addition, as airlines continue to restore capacity in response to increased demand for air travel following the height of the pandemic, certain third-party vendors may have difficulty hiring or retaining sufficient talent to meet their obligations to us due to the worker shortage impacting certain sectors of the U.S. labor market and the impact of the COVID-19 pandemic including, among other things, employee responses to any potential vaccine mandates.
Although we seek to monitor the performance of third parties that furnish certain facilities or provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, the efficiency, timeliness and quality of contract performance by third-party specialists are often beyond our control, and any failure by our third-party specialists to perform up to our expectations may have an adverse impact on our business, reputation with customers, brand and operations. In addition, we could experience a significant business disruption if we were to change vendors or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.
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
Although we have significantly reconfigured our network since 2013, our business remains dependent on select large markets and increases in competition or congestion or a reduction in demand for air travel in these markets would harm our business.
We are highly dependent on select markets where we maintain a large presence, with 25% and 23% of our flights during the nine months ended September 30, 2022 having Denver International Airport and Orlando International Airport as either their origin or destination, respectively. We primarily operate out of Concourse A at Denver International Airport under an operating lease which was extended and expires in December 2022 with one additional one-year extension option and, in May 2022, we entered into an additional 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. Additionally, we operate at Orlando International Airport under an operating lease which expires in 2024. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion, which has adversely affected our operating performance and results of operations. We have also experienced increased competition at Denver International Airport since 2017 from carriers adding flights to and from Denver. Additionally, flight operations in both Orlando and Denver can face extreme weather challenges which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions.
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
We are subject to extensive regulation by the FAA, the DOT, the TSA, U.S. Customs and Border Protection and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, the DOT and the TSA have issued regulations, orders, rulings and guidance relating to the operation, safety and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, consumer notice and disclosure requirements, consumer complaints, airline advertising and marketing practices, codeshare disclosure, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, customer service commitments and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, provided for several new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policies concerning passenger sexual misconduct, (xvii) development of an Employee Assault Prevention and Response Plan related to the customer service agents, (xviii) increased penalties available related to harm to passengers with disabilities or damage to wheelchairs or mobility aids, and (xix) minimum dimensions for passenger seats. Furthermore, in 2019, the FAA published an advance notice of proposed rulemaking regarding flight attendant duty-period limitations and rest requirements. In October 2022, the FAA issued a final rule mandating rest periods of at least 10 consecutive hours for flight attendants who are scheduled for a duty period of 14 hours or less and prohibiting the reduction of the rest period under any circumstances, which will impact our scheduling flexibility. The DOT also published a notice of proposed rulemaking in January 2020 regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. In July 2021, the DOT issued a notice of proposed rulemaking requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. The DOT also recently published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation and raising the liability limit for mishandled baggage in domestic air transportation. In addition, the FAA issued its final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft and could result in the temporary grounding of aircraft types altogether, such as the March 2019 grounding of the Boeing 737 MAX fleet. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership” in our 2021 Annual Report. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. For instance, in 2017 we were fined $0.4 million for certain infractions relating to oversales, rules related to passengers with disabilities and customer service plan rules, $40,000 for certain infractions relating to oversales disclosure and notice requirements, the domestic baggage liability limit rule and customer service plan rules; and $1.5 million relating to lengthy tarmac delays, which was offset by a $0.9 million credit for compensation provided to passengers on the affected flights and other delayed flights. In addition, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests have been focused on our refund practices on Company-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We are cooperating with the DOT and the review of this matter is still in process.
International routes are regulated by air transport agreements and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change, as the applicable agreements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by the applicable air transport agreements between the United States and foreign governments and our ability to obtain the necessary authority from the United States and foreign governments to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals, airport slots and restrictions on competitive practices. We are subject to numerous foreign regulations in the countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business—Government Regulation” in our 2021 Annual Report.
Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business, results of operations, cash flows and financial condition.
Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to: infrastructure renewal programs; changes to operating and maintenance requirements and immigration and security policy and requirements; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; public company reporting requirements; environmental regulation and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve. To the extent that any such changes have a negative impact on us or the airline industry in general, including as a result of related uncertainty, these changes may materially impact our business, results of operations, cash flows and financial condition.
New U.S. tax legislation may adversely affect our business, results of operations, cash flows and financial condition.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022. The corporate minimum tax and any excise tax imposed on any repurchases of our common stock made after December 31, 2022 may adversely affect our financial condition in the future. The U.S. government may enact additional significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, significant changes to the taxation of income derived from international operations and an addition of further limitations on the deductibility of business interest. We are currently unable to predict whether such additional changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance that our business will not be adversely affected.
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
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, particularly Barry L. Biffle, our President and Chief Executive Officer, and James G. Dempsey, our Executive Vice President and Chief Financial Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager or other key employee without an adequate replacement, or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
We rely on our private equity sponsor.
Our majority stockholder is presently an investment fund managed by Indigo Denver Management Company, LLC (“Indigo”), an affiliate of Indigo Partners, LLC (“Indigo”), a private equity fund with significant expertise in the ultra low-cost airline business. This expertise has been available to us through the representatives Indigo has on our board of directors and through a Professional Services Agreement that was put in place in connection with the 2013 acquisition from Republic Airways Holdings, Inc. and pursuant to which we are charged a fee by Indigo Partners of approximately $375,000 per quarter, plus expenses. Several members of our board of directors are also affiliated with Indigo Partners and we pay each of them an annual fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than approximately 19.8 million shares of our common stock. Indigo Partners may nonetheless elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners, such as management expertise, industry knowledge and volume purchasing. See “—Risks Related to Owning Our Common Stock—Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.”
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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, but not limited to:
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
•sales of our common stock or other actions by investors with significant shareholdings, including sales by our principal stockholder;
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
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or the exercise of the PSP warrants, PSP2 warrants, PSP3 warrants or Treasury Loan warrants issued to the Treasury could depress the trading price of our common stock.
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
In connection with the $150 million borrowing from the Treasury Loan, which was repaid in full on February 2, 2022, we issued warrants to the Treasury which are exercisable for up to 2,358,090 shares of our common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the trading price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sell a substantial amount of our common stock or if the market perceives that such issuances or sales may occur, then the trading price of our common stock could significantly decline. In addition, the issuance of additional shares of common stock would dilute the ownership interests of our existing common stockholders.
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholder.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 217,762,284 shares of common stock outstanding as of September 30, 2022. An investment fund managed by Indigo, the holder of approximately 178.8 million shares of our common stock as of September 30, 2022, is entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur or the issuance of securities exercisable or convertible into our common stock could adversely affect the prevailing trading price of our common stock.
Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.
As of the date of this report, an investment fund managed by Indigo beneficially owns approximately 82.1% of our outstanding common stock.
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

This concentrated control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. Indigo’s voting control may also discourage or block transactions involving a change of control of the Company, including transactions in which you, as a stockholder, might otherwise receive a premium for your shares over the then-current market price. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us which, in turn, could cause the trading price of our common stock to decline or prevent our stockholders from realizing a premium over the trading price of their common stock. Moreover, Indigo is not prohibited from selling a controlling interest in us to a third party and may do so without your approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock may be worth less than they would be if Indigo did not maintain voting control over us.
In addition, the interests of Indigo could conflict with the interests of other stockholders. As of September 30, 2022, investment funds managed by Indigo Partners held approximately 18% of the total outstanding common stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. We entered into a codeshare arrangement with Volaris in January 2018. More generally, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the trading price of our common stock. These provisions include, among others:
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
•from and after such time as Indigo and its affiliates no longer hold a majority of the voting rights of our common stock, special meetings of our stockholders may be called only by the Chairman of our board of directors or by our corporate secretary at the direction of our board of directors;
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
We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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
To comply with restrictions imposed by federal law on foreign ownership and control of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict ownership, voting and control of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law and DOT policy require that we must be owned and controlled by U.S. citizens, that no more than 25.0% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, as defined in 49 U.S.C. § 40102(a)(15), that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, and subject to the limitation that no more than 25.0% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, up to 49.0% of our outstanding stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens but only if those non-U.S. citizens are from countries that have entered into “open skies” air transport agreements with the United States which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a loss of their voting rights in the event and to the extent that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record, resulting in the loss of voting rights, in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We believe we are currently in compliance with these ownership restrictions. See “Business—Foreign Ownership” in our 2021 Annual Report and the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 to our 2021 Annual Report.

We are a “controlled company” within the meaning of the Nasdaq Stock Market rules, and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this report, Indigo controls approximately 82.1% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, and our board of directors has determined that all of the members of our audit committee are independent under SEC rules and the rules of the Nasdaq Stock Market. Once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, subject to certain phase-in requirements. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the third quarter of 2022. Under the CARES Act, we are restricted from conducting certain share repurchases through February 2, 2023. Please refer to “Notes to Condensed Consolidated Financial Statements — 2. Impact of COVID-19” for a summary of the dividend restrictions imposed by the CARES Act and related legislation and agreements applicable to us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 5, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	2/7/2022	2.1

2.2	Amendment to Agreement and Plan of Merger, dated as of June 2, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	6/3/2022	2.1

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of June 24, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	6/27/2022	2.1

2.4	Termination Agreement, dated as of July 27, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc., and Top Gun Acquisition Corp.	8-K	7/27/2022	2.1

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	4/6/2021	3.2

4.1	Form of Common Stock Certificate.	S-1	3/8/2021	4.2

4.2	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	4/6/2021	4.1

4.3†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.35

4.4	Form of PSP Warrant (incorporated by reference to Annex B of Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.36

4.5	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.38

4.6	Form of Warrant (incorporated by reference to Annex B of Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.39

4.7	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	3/8/2021	10.43

4.8	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	3/8/2021	10.44

4.9	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	5/13/2021	4.5

4.10	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021).	10-Q	5/13/2021	4.6

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101. INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

FRONTIER GROUP HOLDINGS, INC.

Date: October 26, 2022	By:	/s/ James G. Dempsey
James G. Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)