Form 10-K
period 2022-12-31
Frontier Group Holdings, Inc.
filed 2023-02-22
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40304
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $348 million computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter.

The registrant had 218,059,843 shares of common stock, $0.001 par value per share, outstanding as of February 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Forward-looking statements are based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Summary Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. The risks identified below are more fully described in Part I, Item 1A, “Risk Factors”. Such factors include:
Risks Related to Our Industry
•changes in economic conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations, supply chain challenges and reduced credit availability;
•the ability to attract and retain qualified personnel at reasonable costs or maintain our company culture;
•the ability to operate in an exceedingly competitive industry against legacy network airlines, low-cost carriers (“LCCs”) and other ultra low-cost carriers (“ULCCs”);
•the price and availability of aircraft fuel;
•compliance with, and any changes in, governmental regulation;
•any restrictions on or increased taxes applicable to charges for non-fare products and services paid by airline passengers or the imposition of burdensome consumer protection regulations or laws;
•the impact of climate change and related laws, regulations and changing consumer preferences;
•environmental and noise laws and regulations;
•competition from air travel substitutes;
•future public health threats or outbreaks of disease, including pandemics similar to the COVID-19 pandemic, as well as measures to reduce the spread of such disease and the related economic impact, that negatively impact the demand for air travel;
•threatened or actual terrorist attacks or security concerns;
•factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major airport construction, aircraft and engine defects, adverse weather conditions, increased security measures or outbreak of disease;

•our presence in international emerging markets that may experience political or economic instability and a failure to comply with legal requirements;
•increases in insurance costs or inability to secure adequate insurance coverage;
•decline in, or suspension of, funding or operations of the U.S. federal government or its agencies; and
•deployment of new 5G C-band service by wireless communications service providers.
Risks Related to Our Business
•our failure to implement our business strategy successfully;
•our ability to control our costs and maintain a competitive cost structure;
•our ability to grow or maintain our unit revenues or maintain our non-fare revenues;
•our ability to grow our fleet is dependent on a limited number of suppliers;
•any increased labor costs, union disputes and other labor-related disruptions;
•our inability to expand or operate reliably and efficiently out of airports where we maintain a large presence;
•any damage to our reputation or brand image;
•our reputation and business being adversely affected in the event of an emergency, accident, or similar public incident involving our aircraft or personnel;
•increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to our environmental, social and governance practices;
•any negative publicity regarding our customer service;
•our inability to maintain a high daily aircraft utilization rate;
•being highly dependent upon cash balances and operating cash flows;
•our ability to obtain financing or access capital markets;
•the long-term nature of our fleet and order book and the unproven new engine technology utilized by the related aircraft;
•our maintenance obligations;
•aircraft-related fixed obligations and obligations under other debt arrangements that could impair our liquidity; and
•our reliance on third-party specialists and other commercial partners to perform functions integral to our operations.

PART I
ITEM 1. BUSINESS
Overview
Frontier Airlines is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. As of December 31, 2022, we had a fleet of 120 Airbus single-aisle aircraft, consisting of 13 A320ceos, 82 A320neos, 21 A321ceos and 4 A321neos. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
Our Business Model
Our business model is based on our unique Low Fares Done Right strategy. While our strategy is similar to the business models utilized by other ULCCs, including with respect to low-cost structure, low fares and flexible optional services, we believe Low Fares Done Right differentiates us from other ULCCs as a result of our focus on delivering a higher-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on ULCCs globally. From the perspective of our customers, our business model provides a product offering that combines low base fares with dependable customer service, a customer-friendly digital platform, a rewarding frequent flyer program, a modern fleet, comfortable cabin seating, flexible optional services and operational integrity.
Our Competitive Strengths & Our Business Strategy— Low Fares Done Right
Our goal is to offer the most attractive option for air travel with a compelling combination of value, product and service, and, in so doing, to grow profitably and enhance our position among U.S. airlines. Through the key elements of our business strategy, we seek to achieve:
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
•increasing the average size and seat capacity of the aircraft in our fleet through the continued introduction and operation of the 186-seat A320neo aircraft and the recent introduction of the 240-seat A321neo aircraft;
•utilizing a low-cost distribution model, with our services primarily sold through direct distribution channels including our website, mobile app and contact centers;
•maintaining a highly productive workforce and third-party specialist providers;
•outsourcing non-core functions, including customer contact centers, lost bag services, ground handling services and catering services; and
•taking a disciplined approach to our operational performance in order to reduce disruption.

A Superior Low-Fare Brand. In order to enhance our brand and drive revenue growth, we intend to continue to deliver a higher-quality flight experience than historically offered by ULCCs globally and generate customer loyalty by:
•continuing to offer attractive low fares;
•expanding our marketing efforts, including family-friendly elements that appeal to a large audience, such as an attentive staff, popular animals on our aircraft tails and novelty cards for children, particularly highlighting endangered species, and certain offers tailored for families including our Kids Fly Free program to continue to position our brand as a family-friendly and environmentally-friendly ULCC;
•continuing to improve penetration of our reasonably priced bundle options, including The Works and The Perks, introducing the new GoWild! All-You-Can-Fly Pass, and further enhancing our Discount Den membership program and our Frontier Miles offering to improve reward opportunities for our branded credit card customers;
•maintaining our focus on sustainability and environmental responsibility, including our position as “America’s Greenest Airline” as measured by fuel efficiency (available seat miles (“ASMs”) per fuel gallon consumed);
•modeling a carefully curated aesthetic for our livery, our website and mobile app, uniforms, seat design and on-board products, which are designed to look and feel more upscale than traditional ULCCs;
•maintaining a strong online presence with a customer-friendly digital platform that includes our passenger reservation system, improved website and mobile app;
•operating a modern fleet with amenities such as extra seat padding and our exit row and Stretch seating options, which provide up to a comfortable 53-inch seat pitch depending on aircraft type; and
•providing our customers a dependable, reliable, on-time and friendly travel experience.
Strong Growth Driven by an Expanding and Efficient Network. We believe that our cost structure enables us to fly to more places profitably than any other U.S. airline, and we strategically focus on routes that we believe our business model will stimulate demand and growth. This strategy has enabled us to reduce the seasonality of our revenue, improve utilization, lower unit costs, increase revenues and enhance profitability from 2013 through 2019, prior to the impacts of the COVID-19 pandemic, and has us well positioned for success as demand continues to recover. We intend to continue to utilize our disciplined and methodical approach to expand our network in an efficient manner, including by:
•strategically deploying our capacity where demand is highest;
•continuing to take advantage of opportunities in overpriced and/or underserved markets across the United States and select international destinations in the Americas;
•leveraging our diverse geographic footprint and existing crew and maintenance base infrastructure to take advantage of lower-risk network growth opportunities while maintaining high operational standards;
•utilizing our low-cost structure to offer low fares which organically drive growth through market stimulation;
•continuing to rebalance our network to mitigate seasonal fluctuations in our results and discontinue underperforming routes; and
•focusing on what we believe are the most profitable opportunities where our cost differential drives the largest competitive advantage.
Our Talented ULCC Leadership Team. Our management team has extensive day-to-day experience operating ULCCs and other airlines.
•Barry L. Biffle, our President and Chief Executive Officer, previously served as Chief Executive Officer for VivaColombia, Executive Vice President for Spirit Airlines and held various management roles with US Airways and American Eagle Airlines, a regional airline subsidiary of American Airlines;
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
•Jake F. Filene, our Senior Vice President, Customers, previously served as our Deputy Chief Operating Officer and as Vice President, Airport Services and Corporate Real Estate for Spirit Airlines;
•Craig R. Maccubbin, our Senior Vice President and Chief Information Officer, previously served as Executive Vice President and Chief Information Officer for WestJet Airlines, Chief Technology Officer for Southwest Airlines and Chief Information Officer for Spirit Airlines;

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
As of December 31, 2022, we had $761 million of cash and cash equivalents, and our capital structure was comprised of the following (please refer to “Notes to Consolidated Financial Statements — 9. Debt”):
•$277 million of the available $290 million under our pre-delivery deposit (“PDP”) payment credit facility with Citibank (“PDP Financing Facility”);
•$71 million from our pre-purchased miles facility;
•$66 million in unsecured loans as part of our participation in the payroll support programs under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); and
•$17 million under our floating rate building note.
Our Fares and the Choices We Offer
We provide low-fare passenger airline service primarily to leisure travelers. Our low fares are designed to stimulate demand from price-sensitive travelers and consist of a base fare, plus taxes and governmental fees. For the years ended December 31, 2022 and 2021 our total revenue per passenger was $130.50 and $99.49, respectively.
We combine our low fares with flexible optional services for an additional cost. Such additional options include carry-on and checked baggage, advance seat selection, our extended-legroom Stretch seats, ticket changes and cancellations and refundability. Our bundled options include The Works, a hassle-free option that includes a guaranteed seat assignment, carry-on and checked baggage, ticket refundability and changes and priority boarding, all at an attractive low price and available only on our website, and The Perks, which enables customers to book the same amenities included in The Works, excluding refundability and ticket changes. During the fourth quarter of 2022, we launched the new GoWild! All-You-Can-Fly Pass. We also promote and sell products in-flight to enhance the customer experience. We offer a convenient onboard payment system that enables customers to bundle products together to save money, make multiple purchases with a single credit card transaction and provide gratuities to our flight attendants. We reward our repeat customers through our Frontier Miles frequent flyer program and also offer our Discount Den membership program, which provides subscribers with exclusive access to some of our lowest fares. In addition to enhancing the customer experience, these offerings have helped us to increase our ancillary revenues from $12.80 per passenger in 2013 to $60.55 in 2021 and $76.28 in 2022. Our other revenues also include services such as our Frontier Miles affinity credit card program and commissions revenue from the sale of items such as rental cars and hotels.

The following table represents our revenue, on a per-passenger basis for the periods presented:

	Year Ended December 31,
	2022	2021
Fare revenue per passenger	$54.22	$38.94
Ancillary revenue per passenger:
Non-fare passenger revenue per passenger	73.21	57.65
Other revenue per passenger	3.07	2.90
Total ancillary revenue per passenger	76.28	60.55
Total revenue per passenger	$130.50	$99.49
Route Network
The low unit cost, high quality of service and dependability that make Low Fares Done Right successful have enabled us to diversify our network across a wide range of leisure destinations as well as implement a network strategy that primarily targets high demand or underserved markets, where our low fares stimulate new traffic flows.
During the year ended December 31, 2022, we served approximately 100 airports throughout the United States and international destinations in the Americas. While our primary focus is to capture point-to-point demand on the nonstop routes that we serve, we also sell connecting itineraries, providing us with the opportunity to capture demand across a large number of routes beyond our nonstop footprint.

Below is a map of the destinations we serve as of our scheduled flights available for sale as of December 31, 2022:

Seattle/Tacoma
Portland
Sacramento
Reno
Oakland
San Francisco
Salt Lake City
Denver
Las Vegas
Burbank
Ontario
Orange County/Santa Ana
San Diego
Phoenix
Albuquerque
El Paso
Fargo
Minneapolis/St. Paul
Sioux Falls
Omaha
Cedar Rapids
Des Moines
Kansas City
Oklahoma City
Dallas/Ft. Worth
Austin
Houston
San Antonio
Bentonville/Fayetteville
Memphis
Little Rock
New Orleans
Green Bay
Milwaukee
Madison
Grand Rapids
Chicago O'Hare
Chicago Midway
Bloomington
Indianapolis
St. Louis
Detroit
Cleveland
Columbus
Cincinnati
Nashville
Knoxville
Portland
Boston
Providence
Syracuse
Rochester
Buffalo
Hartford
New York/Hudson Valley
Islip/Long Island
New York/LaGuardia
Harrisburg
Trenton
Philadelphia
Pittsburgh
Baltimore
Washington/Reagan
Norfolk
Raleigh/Durham
Charlotte
Myrtle Beach
Charleston
Atlanta
Savannah
Jacksonville
Pensacola
Orlando
Tampa
Sarasota
Ft. Myers
West Palm Beach
Fort Lauderdale
Miami
Monterrey
MEXICO
Cabo San Lucas/
Los Cabos
Cancun
Puerto Vallarta
Guadalajara
Guatemala City
San Salvador
EL SALVADOR
Liberia
San José
COSTA RICA
20+ Non-stop routes served
10 - 19 Non-stop routes served
5 - 9 Non-stop routes served
1 - 4 Non-stop routes served
Punta Cana
Santo Domingo
Aguadilla
San Juan
Montego Bay
Kingston
HAITI
DOMINICAN REPUBLIC
PUERTO RICO
JAMAICA

We use publicly available data related to existing traffic, fares and capacity in domestic markets, as well as other data sources, to identify growth opportunities. To monitor the profitability of each route, we analyze monthly profitability reports as well as actual and forecasted advanced bookings. We routinely make capacity adjustments within our network based on the financial performance of our markets, and we discontinue service in markets where we determine that long-term profitability is not likely to meet our expectations. During the year ended December 31, 2022, we discontinued service to Newark Liberty International Airport (EWR) and Dulles International Airport (IAD), among others. In 2023, we plan to discontinue service to Rhode Island T.F. Green International Airport (PVD), Albuquerque International Sunport (ABQ) and Reno Tahoe International Airport (RNO).
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

Our principal competitors on domestic routes are American Airlines, Delta Air Lines, United Airlines and Southwest Airlines (which classifies itself as an LCC), which are commonly referred to as the “Big Four” carriers, and Alaska Airlines and Hawaiian Airlines, which together with JetBlue Airways Corporation (“JetBlue”) (which classifies itself as an LCC), are commonly referred to as the “Middle Three” carriers. We also compete with the other U.S. ULCCs, Allegiant Travel Company and Spirit Airlines. There are also parties who have started new airlines, including Avelo Airlines and Breeze Airways. With respect to the Big Four and Middle Three carriers, our principal competitive advantage is our low-cost structure, low base fares and our focus on the leisure traveler. We believe our low-cost structure allows us to price our fares at levels where we can be profitable while the Big Four and Middle Three airlines cannot. We believe the association of our brand with a high level of operational performance differentiates us from the other U.S. ULCCs and enables us to generate greater customer loyalty.
The airline industry is particularly susceptible to price discounting as once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a route-by-route basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize revenue per available seat mile (“RASM”). The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.
Distribution
We primarily sell our product through direct distribution channels, including via our website at www.flyfrontier.com, our mobile app and our contact centers, with our website and mobile app serving as the primary platforms for ticket sales. Approximately 70% and 71% of our total tickets sold for the years ended December 31, 2022 and 2021, respectively, were sold directly to our customers through these distribution channels. Sales through our website and mobile app represent our low-cost distribution channels.
We also offer the option to purchase tickets through third parties, such as travel agents who access us through Global Distribution Systems (“GDSs”), e.g., Amadeus, Galileo, Sabre and Worldspan, and select online travel agents (“OTAs”), e.g., Priceline and websites owned by Expedia, including Orbitz and Travelocity. Third-party channels represented approximately 30% and 29% of sales for the years ended December 31, 2022 and 2021, respectively. We maintain a zero percent standard commission policy for travel agency bookings worldwide unless local regulations mandate that we pay a commission. We also have agreements with all the leading GDSs. GDSs provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without separately contacting our reservations facility.
Marketing and Brand
Our principal marketing message to our customers is our Low Fares Done Right strategy. Consistent with our ULCC business model, we use a simple marketing message to keep marketing costs low and we regularly offer promotional one-way base fares of $19.
Our principal marketing tools are our proprietary email distribution list, our Frontier Miles frequent flyer program and our Discount Den subscription service, as well as advertisements in online, radio and other channels. Our objective is to use our low prices, superior customer service, price-based promotions and creativity to produce viral marketing programs that are cost effective.
Each of our aircraft features one of our widely-recognized animals on its tail and is named after such animal. We utilize these animals in several of our online marketing campaigns and on the novelty cards we distribute to children onboard. In 2019, we introduced an initiative to highlight endangered species on our signature animal tails.
Our brand includes our focus on sustainability and environmental responsibility. According to our internal estimates, we believe we are “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed). Based on these estimates, our fleet continues to be the most fuel-efficient of all major U.S. carriers, generating over 100 ASMs per gallon during the year ended December 31, 2022, representing our focus on continued fuel efficiency as we grow. In addition, our headquarters is located in a LEED-certified building, which certification indicates buildings designed to achieve energy savings, water efficiency and lower CO2 emissions.
We spent approximately 5% of total revenues on marketing, brand and distribution for each of the years ended December 31, 2022 and 2021.
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
The GoWild! All-You-Can-Fly Pass is a membership launched in the fourth quarter of 2022 that allows members unlimited travel for a specified period of time for a fare price of $0.01, beginning in May 2023. This service is subject to certain restrictions including availability, the timing of booking and blackout dates and does not include taxes or ancillary charges.
Customers
We believe our product appeals to price-sensitive customers because we give them the choice to pay only for the products and services they want. In addition, we believe our product is particularly attractive to families, featuring popular animals on our aircraft tails, novelty cards for children and certain offers tailored for families including our Kids Fly Free program and a staff that understands our goal of providing excellent customer service. Overall, our business model is designed to deliver what we believe our customers want: low fares and a high-quality flight experience. While we are not focused on stimulating business travel, we believe our low fares do attract a significant number of small business travelers who may be more sensitive to travel costs.
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

We retired the last of the A319 aircraft from our fleet during the year ended December 31, 2021 and began taking in the first of the A321neo aircraft in our order book during the year ended December 31, 2022, increasing the proportion of the larger and more fuel-efficient A320neo family aircraft to 72% of our total fleet as of December 31, 2022. The A320neo family aircraft that we continue to place in service are expected to continue delivering a 20% fuel burn and CO2 emissions advantage compared to the prior generation of A320ceo family aircraft. In addition, while our entire fleet features new and lightweight seats, which eliminate excess weight and reduce fuel consumption per seat, the seat density on the A320neo family aircraft is higher than the prior generation of A320ceo family aircraft. With the transition to the higher density aircraft, we increased our average seats per departure to 193 for the year ended December 31, 2022. The use of the A320neo family aircraft and our seating configuration, weight-saving tactics and baggage process have all contributed to our ability to continue to be the most fuel-efficient of all major U.S. carriers of significant size when measured by ASMs per fuel gallon consumed.
As of December 31, 2022, we had a fleet of 120 Airbus single-aisle aircraft, consisting of 13 A320ceos, 82 A320neos, 21 A321ceos and 4 A321neos. We won third place for the World's Youngest Aircraft Fleet Award for 2023 by ch-aviation, and as of December 31, 2022, the average aircraft age of our fleet was approximately four years. As of December 31, 2022, all 120 aircraft in our fleet were financed under operating leases, and the operating leases for 7, 4, 8, 20 and 17 aircraft in our fleet were scheduled to terminate during 2023, 2024, 2025, 2026 and 2027, respectively. In certain circumstances, such operating leases may be extended. We intend to replace retired aircraft with A320neo family aircraft.
As of December 31, 2022, we had a firm purchase commitment with Airbus to acquire 221 A320neo family aircraft. Additionally, we had commitments with Pratt & Whitney for 19 additional spare aircraft engines by the end of 2029. After the consideration of planned aircraft returns in addition to planned direct leasing arrangements, we expect to operate a fleet of 272 A320 family aircraft by the end of 2029, all powered by new engine technology. The table below does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time. Our firm fleet and engine commitments as of December 31, 2022 were comprised of the following aircraft:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2023	—	13	13	4
2024	—	33	33	2
2025	17	13	30	4
2026	19	22	41	4
2027	21	21	42	3
Thereafter	10	52	62	2
Total	67	154	221	19
__________________
(a)    While the commitments presented above reflect the agreed-upon delivery dates as of December 31, 2022, we have recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.

During October 2019, we entered into an amendment to the previously existing master purchase agreement that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft. This conversion right is available until June 2023, per the latest amendment, and is not reflected in the table above as this option has not been exercised.

In November 2021, we entered into an amendment with Airbus to add an additional 91 A321neo aircraft to the committed purchase agreement, which are expected to be delivered starting in 2024 and continuing through 2029 per the latest delivery schedule.
In April 2022, the agreement with Pratt & Whitney, the provider of engines for our incremental order book, was amended to include additional spare engine commitments and adjust the timing of remaining deliveries, which has been reflected in the table above.
As of December 31, 2022, we had signed lease agreements with two of our leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the first quarter of 2023 and continuing into the third quarter of 2023 based on the latest delivery schedule. None of these ten aircraft are reflected in the table above given they are not committed purchase agreements.
Aircraft Fuel
Aircraft fuel is one of our largest expenses, representing 34% and 26% of our total operating costs for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, we had the most fuel-efficient fleet of all U.S. carriers of significant size when measured by ASMs per fuel gallon consumed. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors, which contributed to the increase in fuel prices during the year ended December 31, 2022. Our fuel consumption and costs were as follows:

	Year Ended December 31,
	2022	2021
Gallons consumed (millions)	312	266
Average price per gallon(a)	$3.72	$2.17
__________________
(a)Average price per gallon includes related fuel fees and taxes.
We have historically maintained an active hedging program designed to reduce our exposure to sudden, sharp increases in fuel prices. We regularly review our fuel hedging program and, accordingly, the specific hedging instruments we use, the amount of our future hedges and the time period covered by our hedge portfolio vary from time to time depending on our view of market conditions and other factors. Among the hedging instruments we have used in the past and may use in the future are swaps and collar contracts on jet fuel, fixed forward prices (“FFPs”), which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods, and call options. As of December 31, 2022 and 2021, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges had no impact within our consolidated statements of operations for the years ended December 31, 2022 and 2021.
Maintenance and Repairs
We have a U.S. Federal Aviation Administration (“FAA”) mandated and approved maintenance program, which is administered by our technical operations department. Our maintenance technicians undergo extensive initial and recurrent training. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service.
Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. We categorize our line maintenance into four classes of stations, with each class categorized by the scope and complexity of work performed. The majority of and the most extensive line maintenance we and our specialist partners perform is conducted in Orlando, Las Vegas, Denver, Philadelphia, Miami, Atlanta, Cleveland and Trenton.
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
We currently have a firm obligation to purchase 221 A320neo family aircraft by the end of 2029 and to acquire another ten A321neo aircraft through direct leases, all to be delivered in 2023. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. See Part I, Item IA. Risk Factors — “Our maintenance costs will increase over the near term, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.”
Human Capital Resources
Employees and Labor Relations
As of December 31, 2022, we had 6,470 total employees, consisting of 1,997 pilots, 3,350 flight attendants, 175 aircraft technicians, 45 aircraft appearance agents, 34 flight dispatchers, 24 material specialists, 19 maintenance controllers and 826 employees in administrative roles.
In February 2022, we launched the Ascend Management Trainee Program, designed to develop our future leaders and strengthen our diversity as a company. The Ascend Management Trainee Program is a 12-month rotational development program for all Frontier employees and employees of our business partners who are interested in growing their career through opportunities at our headquarters office.
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
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and the utilization of third-party specialists in order to maintain our low-cost base. With respect to pilots, given the pilot shortage being experienced by parts of the industry, particularly regional airlines, one of our operational priorities is to maintain a robust pipeline of qualified pilot candidates. We intend to maintain our pipeline through the continuation of the recruiting and selection of direct-entry First Officers from other carriers, but also by expanding our focus on pilot-recruiting channels that we more directly manage. In July 2022, we launched the F9 Pilot Cadet Program to train the next generation of pilots in as little as 24 months with the direct pathway to become a First Officer. The program, operated in partnership with Airline Transport Pilot (“ATP”) Flight School, allows applicants to complete flight training at over 70 ATP Flight School locations nationwide. In October 2022, we launched our Rotor Transition Program in partnership with the Rotary to Air Group, which allows U.S. military-trained helicopter pilots to complete their fixed wing training and join Frontier as a First Officer. In 2022, we also expanded our focus on international pilots who are eligible to work in the U.S. under an E-3 visa. We also expanded our partnerships with university-based flight training programs to provide opportunities for recent graduates who have their ATP or Restricted ATP to begin their career as a pilot. We have seen strong demand for these programs, with nearly 5,000 applicants across all of our hiring channels as of December 31, 2022. We believe we are an attractive employer for pilots as a result of our strong growth, which provides our pilots with career progression opportunities and enables them to achieve substantial pay increases under the collective bargaining agreement. For example, as a result of our continuing fleet expansion, First Officers hired since late-2013 have been eligible for upgrade to Captain within 24 to 48 months of joining us.
As of December 31, 2022, approximately 87% of our employees were represented by labor unions under collective-bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements with each as of December 31, 2022:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	December 31, 2022
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	52%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025(a)	3%
Aircraft Appearance Agents	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(b)	<1%
Material Specialists	IBT	March 2022(b)	<1%
Maintenance Controllers	IBT	October 2023	<1%
__________________
(a)We conducted off-cycle negotiations in May 2022 with our aircraft technicians, represented by IBT, where the amendable date was extended from March 2024 to May 2025.
(b)Our collective bargaining agreements with our dispatchers and material specialists, represented by TWU and IBT, respectively, were still amendable as of December 31, 2022 and negotiations are ongoing; however, each agreement is operating under its current arrangement until an amendment is reached.
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
Diversity, Equity and Inclusion
We seek to provide equal employment opportunities for all persons and prohibiting discrimination in all aspects of our operation. We believe that fostering an inclusive and diverse culture will add value and lead to a more highly engaged workforce, allowing us to deliver better business results. We have established Business Resource Groups — employee-led, voluntary organizations of people with similar interests, experiences, or demographic characteristics — including the Women’s Leadership Network, the Veterans’ Resource Group, the Green Leadership Group, the LGBTQIA+ Business Resource Group and the Society of Black Professional Business Resource Group. We also partner with organizations such as the Latino Pilots Association, National Gay Pilot’s Association, Asian Pilots Association, Organization of Black Aviation Professionals, Women in Aviation and Rotary to Airline Group to help foster opportunities and careers in aviation. We honor and celebrate our differences throughout the year by recognizing meaningful achievements and shared stories through our company newsletters during Black History Month, Women’s History Month and Pride Month.
We are focused on creating an equitable workforce, seeking to consider diverse slates of candidates for all positions. The table below illustrates our employee diversity based on self-identification across all U.S. employees as of December 31, 2022:

Male	Female	Minority
53%	47%	37%
Compensation and Benefits
We design our compensation and benefits with the goal of supporting the financial, mental, and physical well-being of our employees and their families. We evaluate our benefit programs each year in terms of value of benefit offerings and out-of-pocket costs so that they are competitive with the benefit offerings of other companies with whom we compete for talent. We continuously evaluate our benefit offerings through these market studies as well as annual employee surveys. In 2021, we implemented the Rally wellness program to incentivize employees to invest in their health, earn points and participate in various health and wellness competitions. In late 2022, we announced a new online weight management program (United Healthcare’s Real Appeal) which launched in January 2023, and aims to help members achieve real, lifelong results and live a healthier life. Our compensation philosophy is continuously adjusted to better meet the standards set in the marketplace. In response to COVID-19, we follow all federal, state and local protocols to help protect the health of our workforce and our customers. In March 2020, we implemented a pay protection policy, which remains in place as of December 31, 2022, to ensure employees take necessary time away from work to recover from COVID-19.
Safety and Security
We prioritize the safety and security of our passengers and employees. Some of the safety and security measures we have taken include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program and all of our personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.
Our ongoing focus on safety relies on training our employees on relevant standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation including: flight operations, maintenance, in-flight, dispatch, and station operations.
The U.S. Transportation Security Administration (the “TSA”) is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations so that we incorporate relevant standards for security of our personnel, customers, equipment and facilities throughout the operation.
Insurance
We maintain insurance policies we believe are of the types customary in the airline industry and as required by the U.S. Department of Transportation (“DOT”), lessors and other financing parties. Although we currently believe our insurance coverage is adequate, we cannot assure that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Foreign Ownership
Under federal law and DOT policy, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and DOT policy currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in 49 U.S.C. § 40102(a)(15), that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the U.S. which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We believe we are currently in compliance with these ownership provisions. Please see “Risk Factors—Risks Related to Owning Our Common Stock—Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting ownership, control and voting by non-U.S. citizens.”
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
The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a liberalized bilateral air transport agreement which the DOT has determined has all of the attributes of an “open skies” agreement. Our flights to the Dominican Republic and Jamaica are governed by bilateral air transport agreements between the United States and such countries. Changes in U.S. aviation policies could result in the alteration or termination of the corresponding air transport agreement, diminish the value of our international route authorities or otherwise affect our operations to/from these countries.
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
International service is also subject to U.S. Customs and Border Protection (“CBP”), immigration and agriculture requirements and the requirements of equivalent foreign governmental agencies. The CBP is charged with international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs and immigration. Like other airlines flying international routes, from time to time we may be subject to civil fines and penalties imposed by CBP if unmanifested or illegal cargo, such as illegal narcotics, is found on our aircraft. These fines and penalties, which in the case of narcotics are based upon the retail value of the seizure, may be substantial. We seek to cooperate actively with CBP and other U.S. and foreign law enforcement agencies in investigating incidents or attempts to introduce illegal cargo.
In addition, foreign regulatory agencies located in jurisdictions we serve can impose requirements on various aspects of our business, including safety, marketing, ticket sales, staffing, and tax. We will continue to comply with all contagious disease requirements issued by the United States and foreign governments, including those related to the COVID-19 pandemic, but we cannot forecast what additional requirements may be imposed in the future.
Airport Access
In the United States, the FAA currently regulates the allocation of landing and takeoff authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms which limit takeoffs and landings at three U.S. airports: Ronald Reagan Washington National Airport (DCA), New York’s LaGuardia Airport (LGA) and JFK International Airport (JFK), two of which we serve (DCA and LGA). In addition, John Wayne Airport (SNA) in Orange County, California and Long Beach Airport (LGB) in Long Beach, California have a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. We currently have sufficient slots or operating authorizations to operate our existing flights, but there is no assurance that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental regulations and policies. Our ability to retain slots or operating authorizations is subject to “use-or-lose” provisions of the governing regulations, and our ability to expand service at slot-controlled airports similarly is limited. The DOT also regulates slot transactions between airlines.
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
The DOT has recently engaged in rulemaking with respect to airlines ticketing and fees.
In July 2021, the DOT issued a Notice of Proposed Rulemaking (“NPRM”) requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive.

In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing.
The DOT has also issued several NPRMs related to aircraft accessibility measures. In January 2020, the DOT published a NPRM regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from their aircraft seat and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. Comments were reopened on this NPRM in November 2021. In March 2022, the DOT issued a NPRM requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with 125 seats or more is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s onboard wheelchair. If enacted as currently proposed, this NPRM would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule. As of December 31, 2022, final rules have not been issued but, if any of these NPRMs are enacted as proposed, our business would be subject to additional costs.
Security Regulation
The TSA and the CBP, each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the U.S. International flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. We believe we are currently in compliance with all directives issued by such agencies.
Environmental Regulation
We are subject to various federal, state, foreign and local laws and regulations relating to the protection of the environment and affecting matters such as air emissions, including greenhouse gas (“GHG”) emissions, noise emissions, discharges to surface and subsurface waters, safe drinking water, and the use, management, release, discharge and disposal of, and exposure to, materials and chemicals.
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

Aircraft Emissions and Climate Change Requirements
Concern about climate change and greenhouse gases may result in additional regulation and taxation of aircraft emissions in the United States and abroad. In particular, in August 2016, the EPA published a final rule finding that GHG emissions from aircraft cause or contribute to air pollution that may reasonably be anticipated to endanger public health and welfare. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional cap-and-trade programs. On March 6, 2017, the International Civil Aviation Organization (the “ICAO”) adopted new carbon dioxide certification standards for new aircraft beginning in 2020. The new CO2 standards apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within ICAO process. The outcome of the legal challenge and whether there will be any development of new aircraft GHG emissions standards cannot be predicted at this time. On November 23, 2022, the EPA published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on January 1, 2023.
In the event that additional climate change legislation or regulation is enacted in the United States or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.
In addition, we are subject to the requirements of the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), an international, market-based emissions reduction program adopted by ICAO in 2016. CORSIA is intended to achieve carbon-neutral growth in the international aviation sector from 2021 through 2035 by requiring airlines to compensate for the growth in CO2 emissions, relative to a predetermined baseline, of a significant majority of international flights through the purchase of carbon offsets or the use of low-carbon fuels. For each year from 2021 through 2032, CORSIA requires each airline to compensate for the rate of growth of the CO2 emissions of the aviation sector as a whole as determined by ICAO. Starting in 2033, CORSIA will require airlines to compensate for growth in CO2 emissions using a formula that will give 85% weight to the growth in aviation sector emissions and 15% weight to the growth in the individual airline’s emissions over the period 2033 through 2035.
ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, due to the impact of the COVID-19 pandemic on air travel, in June 2020 ICAO determined to remove 2020 from the baseline for the CORSIA “pilot phase” implementation (2021-2023). At the 41st ICAO Assembly that concluded in October 2022, ICAO member states have agreed that 2019 emissions would continue to be used as the baseline for the CORSIA “pilot phase” (2021-2023) and that 85% of 2019 emissions would be used as the baseline for the remainder of CORSIA’s term (2024-2035). Accordingly, ICAO member countries further agreed to a long-term aspirational goal of reaching net zero aviation emissions by 2050.
The costs of complying with our future obligations under CORSIA are uncertain, because of the difficulty in estimating the return of demand for international air travel in the recovery from the COVID-19 pandemic and because there is a significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. As of December 31, 2022, we have not been required to purchase any carbon offset credits or lower-carbon aircraft fuels for the CORSIA pilot phase (2021-2023). In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2032 are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth starting in 2033.
U.S. commitments announced during the Biden Administration’s April 2021 Leaders Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden Administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden Administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, which aims to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these U.S. goals will be achieved and if so, the potential impacts on our business, cannot be predicted at this time.
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
Impact of Regulatory Requirements on Our Business

Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry and future regulatory developments may continue to do the same. For additional information, please see Part I, Item 1A. Risk Factors — “We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition,” “We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure,” “We are subject to extensive regulation by the FAA, the DOT, TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition,” and “Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on our business.”

Available Information
Our website is located at www.flyfrontier.com. We have made and expect in the future to make public disclosures to investors and the general public by means of the investor relations section of our website at ir.flyfrontier.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts (see https://ir.flyfrontier.com/ir-resources/email-alerts). We make available, free of charge, on our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the SEC. The information on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision related to our common stock. The risks and uncertainties described below may not be the only ones we face. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. If any of these risks should occur, our business, results of operations, financial condition or growth prospects could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.
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
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from an inflationary economic environment and the responses by monetary authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts and terrorist attacks and/or reactions to the COVID-19 pandemic or other health threats, have historically impaired airline economics. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, including due to inflationary pressures and/or the disruption, instability and volatility in global markets resulting from the war between Russia and Ukraine, it could have a material adverse effect on our business, results of operations and financial condition. In particular, the COVID-19 pandemic and associated decline in economic activity had a severe and prolonged effect on the U.S. economy and global markets generally, and a resurgence of the COVID-19 pandemic or a similar outbreak of disease could depress demand for air travel in the future. Although we have seen a significant recovery of demand as of December 31, 2022, we can provide no assurance that demand for air travel will continue to recover and/or grow.
If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry is currently experiencing certain shortages of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry is being affected by a pilot shortage. As is common with most of our competitors, we have faced considerable turnover of our employees. These factors have caused us recently to maintain a larger workforce than is immediately necessary for our planned operations in order to maintain network reliability and support planned growth in light of the challenges of hiring and retaining employees under current economic conditions, including the current worker shortage impacting certain sectors of the U.S. labor market. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel and we may be required to increase wages and/or benefits in order to do so. In addition, we may lose personnel due to the impact of the COVID-19 pandemic or an outbreak of another disease or similar public health threat, including, among other things, employee response to the related health and safety initiatives or to a return to office initiative. Legally required vaccine mandates have been imposed and have resulted in multiple unresolved court challenges, some of which remain ongoing. We cannot predict what policies we may elect to or be required to implement in the future, or the effect thereof on our business, including whether the imposition of a mandatory vaccination requirement could cause us to lose, or experience difficulties hiring, qualified personnel. For instance, our retention of executives has been impaired by the executive compensation restrictions imposed by the CARES Act, which are not scheduled to expire until April 2023. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
The cost of aircraft fuel is highly volatile and in recent years has generally been one of our largest individual operating expenses, accounting for 34% and 26% of our operating expenses for the years ended December 31, 2022 and 2021, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly, as occurred in 2022. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged periods of low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged periods of low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged periods of low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft we operate and have on order. Significant increases in the price of fuel led to a 71% increase in the fuel cost per gallon, from $2.17 in the year ended December 31, 2021 to $3.72 in the year ended December 31, 2022. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries (including due to the ongoing war between Russia and Ukraine), changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular have resulted, and could continue to result, in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
As of December 31, 2022 and 2021, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges therefore had no impact within our consolidated statements of operations for the year ended December 31, 2022. We cannot assure you that any potential future fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining fuel prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
We are subject to extensive regulation by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, the DOT and the TSA have issued regulations, orders, rulings and guidance relating to the operation, safety and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel, or have the effect of raising ticket prices, reducing revenue and increasing costs. For example, in December 2022 the Emergency Vacating of Aircraft Cabin Act (the “EVAC Act”) was introduced in the U.S. Congress. If enacted, the EVAC Act would require the FAA to promulgate a rule establishing evacuation standards, considering, among other factors, the ability of passengers with disabilities and passengers of different ages, heights and weight to safely and efficiently evacuate the aircraft, and the impact of seat size and seat pitch on the evacuation process. Required changes to the configuration of our aircraft could significantly increase our operational costs and could decrease potential passenger revenue.
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
In January 2020, the DOT published a NPRM regarding the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from their aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. Comments were reopened on this NPRM in November 2021. In July 2021, the DOT issued a NPRM requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In March 2022, the DOT issued a NPRM requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with 125 seats or more is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s onboard wheelchair. If enacted as currently proposed, this NPRM would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule. In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. As of December 31, 2022, final rules have not been issued but, if any of these NPRMs are enacted as proposed, they could increase our costs and adversely affect our results of operations.
The DOT has also published final rules regarding traveling by air with service animals, defining unfair or deceptive practices, clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation and raising the liability limit for mishandled baggage in domestic air transportation.
The FAA has issued final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Furthermore, in 2019, the FAA published an advance NPRM regarding flight attendant duty-period limitations and rest requirements, and in October 2022, the FAA issued a final rule mandating rest periods of at least 10 consecutive hours for flight attendants who are scheduled for a duty period of 14 hours or less and prohibiting the reduction of the rest period under any circumstances, which will impact our scheduling flexibility. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft, and could result in the temporary grounding of aircraft types altogether, such as the March 2019 grounding of the Boeing 737 MAX fleet. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership”. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. For instance, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests were focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We fully cooperated with the DOT request, and during November 2022 reached a settlement with the DOT that required us to offer refunds to any impacted passengers who did not use a provided flight credit or were not provided other travel accommodations and/or incentives in connection with Frontier-initiated flight cancellations and/or significant schedule changes. We were also required to provide short duration flight credits for certain customers who were unable to redeem their flight credits during a period in 2020 due to technological issues, as well as pay a net cash penalty of $1 million. The impact of the settlement for amounts in excess of reserves previously established for this matter for the year ended December 31, 2022 was not material.
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
For the years ended December 31, 2022 and 2021, we generated non-fare passenger revenues of $1,866 million and $1,194 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as service fees, baggage fees, seat selection fees and other passenger-related revenue and is a component of passenger revenue within our consolidated statements of operations. DOT has rules governing many facets of the airline-consumer relationship including, for instance, unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, airline advertising and marketing practices, codeshare disclosure, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. For instance, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests were focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We fully cooperated with the DOT request, and during November 2022 reached a settlement with the DOT that required us to offer refunds to any impacted passengers who did not use a provided flight credit or were not provided other travel accommodations and/or incentives in connection with Frontier-initiated flight cancellations and/or significant schedule changes. We were also required to provide short duration flight credits for certain customers who were unable to redeem their flight credits during a period in 2020 due to technological issues, as well as pay a net cash penalty of $1 million. The impact of the settlement for amounts in excess of reserves previously established for this matter for the year ended December 31, 2022 was not material.
The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. For a discussion of DOT regulations and rulemaking efforts, please see “—We are subject to extensive regulations by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which would cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
The U.S. Congress and the DOT have also examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. See also “—We are subject to extensive regulation by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, regional and national regulators on climate change and GHG emissions, including CO2 emissions. In particular, ICAO has adopted rules, including those pertaining to CORSIA, which will require us to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Business—Government Regulation—Environmental Regulation”.
At this time, the costs of complying with our future obligations under CORSIA are uncertain, because it is difficult to estimate the return of demand for international air travel as the recovery from, and residual effects of, the COVID-19 pandemic continues and because there is a significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. In addition, we will not directly control our CORSIA compliance costs through 2032 because those obligations are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth beginning in 2033. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
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
In addition, in January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring a review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing airplane GHG emissions standards but would seek for more ambitious new airplane GHG emission standards within the ICAO process. The outcome of the legal challenge and the development of new airplane GHG emissions standards cannot be predicted at this time.
U.S. commitments announced during President Biden’s April 2021 Leaders’ Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden Administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels. On September 9, 2021, the Biden Administration launched the Sustainable Aviation Fuel Grand Challenge to scale up the production of sustainable aviation fuel, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with sustainable aviation fuel by 2050. Whether these U.S. or international goals will be achieved and the potential effects on our business cannot be predicted at this time.
All such climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to purchase specific types of equipment or technologies, purchase carbon offset credits or otherwise incur additional costs related to our emissions, either due to direct regulation on us, regulation on our suppliers or others in our value chain, or otherwise. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
Growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate or generally. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Our collateral to secure loans, in the form of aircraft, spare parts and airport slots, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing costs.
Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as the cancelling of flights, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change at this time.
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
In addition to airline competition from legacy network airlines, LCCs and other ULCCs, we also face competition from air travel substitutes. On our domestic routes, particularly those with shorter stage lengths, we face competition from other transportation alternatives, such as buses, trains or automobiles. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing, virtual and augmented reality and other methods of electronic communication may reduce the need for in-person communication. Any inability to stimulate demand for air travel with our low base fares or to adjust rapidly in the event that the basis of competition in our markets changes could have a material adverse effect on our business, results of operations and financial condition.
Future public health threats or outbreaks of disease, including pandemics similar to the COVID-19 pandemic, as well as measures to reduce the spread of such disease and the related economic impact, could have a material adverse impact on our business, results of operations and financial condition.
The outbreak and global spread of COVID-19 beginning in our 2020 fiscal year resulted in a severe decline in demand for air travel and the resulting measures to reduce its spread adversely impacted our business, operating results, financial condition and liquidity. The duration and severity of similar public health threats or outbreaks of disease, including COVID-19, that we may face in the future cannot be predicted, and such outbreaks could result in additional adverse effects on our business, operating results, financial condition, and liquidity.
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
The success of our operations and our future growth is dependent on a number of federal agencies, specifically the FAA, the DOT and the TSA. In the event of a slowdown or shutdown of the federal government, such as those experienced in October 2013 and December 2018 through January 2019, certain functions of these and other federal agencies may be significantly diminished or completely suspended for an indefinite period of time, the conclusion of which is outside of our control. During such periods, it may not be possible for us to obtain the operational approvals and certifications required for events that are critical to the successful execution of our operational strategy, such as the delivery of new aircraft or the implementation of new routes. Additionally, there may be an impact on critical airport operations, particularly security, air traffic control and other functions that could cause airport delays and flight cancellations and negatively impact consumer demand for air travel.
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
On January 17, 2022, various executives of U.S. passenger airlines and cargo carriers, and airline industry associations, warned the U.S. federal government of the potential adverse impact the imminent deployment of AT&T and Verizon’s new 5G C-band service would have on U.S. aviation operations. According to aviation leaders, the deployment of the new 5G C-band service could cause, among other consequences, operational and security issues, interference with critical aircraft instruments and adverse impact to low-visibility operations. Any of these consequences could potentially cause flight cancellations, diversions and delays, or could result in damage to our aircraft and other equipment and a diminished margin of safety in airline operations. On January 18, 2022, AT&T and Verizon agreed to delay the implementation of 5G C-band service near airports until July 5, 2022 while working with the FAA to develop long-term mitigations to support safe aviation operations. While AT&T and Verizon agreed to delay the activation of 5G transmitters in close proximity to airports, they did move forward with the activation of a vast majority of 5G transmitters away from airports, and we expect they will continue expanding their 5G C-band service over the next several years. As a result, the FAA has taken precautionary steps to mitigate any remaining interference risks, which have resulted in minimal impacts to our operations, particularly in low-visibility conditions at certain airports. On June 17, 2022, the FAA announced that AT&T and Verizon had agreed to keep 5G mitigations beyond July 5, 2022, but simultaneously announced their expectation that the U.S. mainline commercial fleet have radio altimeter retrofits or other enhancements in place by July 2023. In December 2022, the FAA proposed a requirement that all U.S. carriers have 5G C-band-tolerant radio altimeters or install approved filters by February 2024. We believe that the impact, if any, on our operations will be minimal. We cannot predict if any new requirements or restrictions will be imposed on airlines by the DOT, the FAA or other government agencies, but any such requirement or restriction could have an adverse effect on our operations and any sustained impact to our operations could adversely affect our business, results of operations and financial condition.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a firm commitment to purchase 221 A320neo family aircraft by the end of 2029, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
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
A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the Airbus A320 family aircraft for all of our aircraft and on CFM International and Pratt & Whitney for our engines makes us vulnerable to any delivery delays, design defects, mechanical problems or other technical or regulatory issues associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether involving our aircraft or that of another airline, we may choose, or be required, to suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engines. Separately, if any of Airbus, CFM International or Pratt & Whitney becomes unable to perform its contractual obligations, including a failure to delivery aircraft or engines on schedule, and we must lease or purchase aircraft or engines from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities, and we would lose the cost benefits from our current single-fleet composition, any of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced delays in the deliveries of Airbus aircraft, which have not exceeded several months, and our business could be additionally impacted if delays persist in future periods. These risks may be exacerbated by the long-term nature of our fleet and order book and the unproven new engine technology to be utilized by the related aircraft. See also “—

We may be subject to competitive risks due to the long-term nature of our fleet and order book and the unproven new engine technology utilized by the related aircraft.”
Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.
Our business is labor intensive, with labor costs representing approximately 21% and 28% of our total operating costs for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately 87% of our workforce was represented by labor unions. We have ratified labor agreements with several of the labor unions representing our employees, including with the union representing our pilots in January 2019, with the union representing our flight attendants in May 2019 and with the union representing our aircraft technicians in May 2022. See “Business—Human Capital Resources”. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
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
We cannot provide assurance that we will not experience operational disruption resulting from any future negotiations or disagreements with our pilots or with any of our other union-represented employee groups. In addition, we cannot provide any estimate with regard to the amount or probability of future compensation increases, ratification incentives or other costs that may come as a result of future negotiations with our pilots or our other union-represented groups. Future operational disruptions or other costs related to labor negotiations, including reputational harm that may come as a result of such disruptions, if any, may have a material adverse impact on our business, results of operations and financial condition.
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
We primarily operate out of Concourse A at Denver International Airport, and in May 2022, we entered into a 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to adopt or maintain high ethical, social and environmental sustainability practices for our operations and activities; our impact on the environment; any inability to maintain our position as “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed) including, for example, if another major U.S. airline experiences more average fuel savings than us based on ASMs per fuel gallon consumed or if consumers perceive us to be less “green” than other airlines based on different factors or metrics or by attributing the sustainability practices of our vendors, suppliers and other third parties to us; public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage;” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs; customer perceptions of our use of social media; or customer perceptions of statements made by us, our employees and executives, agents or other third parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild our reputation.
In addition, our reputation or brand image could be adversely impacted by any inability to deliver strong operational performance, which we believe helps strengthen our customer loyalty and attract new customers. The DOT publishes statistics regarding measures of customer satisfaction for domestic airlines, including on-time performance and completion factors. Our on-time performance, which measures the percentage of our scheduled flights with on-time arrivals (within 15 minutes) for domestic routes only, was 66.9%, 76.6% and 83.9%, for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively, based on the latest publicly available information. Our completion factor, which measures the percentage of our scheduled flights that were completed by us for domestic routes only, whether or not delayed (i.e., not cancelled), was 97.2%, 98.6% and 94.9% for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, the ranges of on-time performance and completion factor for the 10 airlines of significant size in the United States ranged from 62.8% to 81.8% and 95.6% to 99.3%, respectively, and we ranked 8th and 5th, respectively. Any sustained inability to maintain or improve our operational performance could result in decreased customer loyalty and, in turn, could significantly harm our brand and reputation and adversely affect our business and financial results.
Moreover, the outbreak and spread of COVID-19 has adversely impacted consumer perceptions of the health and safety of travel, and airline travel in particular, and these negative perceptions, whether or not based in fact, could continue even after the pandemic subsides. Although we have taken various measures to reassure our team members and the traveling public of the safety of air travel, actual or perceived risk of infection on our flights has had, and may continue to have, a material adverse effect on the public’s perception of us, which has harmed, and may continue to harm, our reputation and business.

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
Increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us, harm our reputation, adversely impact our access to capital and financial results, or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their ESG practices and disclosure, including practices and disclosures related to GHGs and climate change in the airline industry in particular, and diversity, inclusion, health and safety and human rights initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and the trading price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence and disclosure. Increased ESG-related compliance costs could result in increases to our overall operational costs, which could have a material adverse effect on our business, results of operations and financial condition. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees.
In addition, we have announced a number of ESG initiatives, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Consumers’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brand. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. If we are unable to meet the ESG standards or investment criteria set by these investors, we may lose investors, investors may allocate a portion of their capital away from us and our reputation may also be negatively affected.
Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have received customer complaints related to, among other things, our customer service and reservations and ticketing systems, in addition to complaints related to our COVID-19-related refund policy. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies, including policies implemented in response to the COVID-19 pandemic. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights and other service issues, are reported to the public by the DOT. The DOT may choose to investigate such customer complaints and this could result in fines. For instance, on March 12, 2021, the DOT advised us that it was in receipt of information indicating that we had failed to comply with certain DOT consumer protection requirements relating to our consumer refund and credit practices and requested that we provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests were focused on our refund practices on Frontier-initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. We fully cooperated with the DOT request, and during November 2022 reached a settlement with the DOT that required us to offer refunds to any impacted passengers who did not use a provided flight credit or were not provided other travel accommodations and/or incentives in connection with Frontier-initiated flight cancellations and/or significant schedule changes. We were also required to provide short duration flight credits for certain customers who were unable to redeem their flight credits during a period in 2020 due to technological issues, as well as pay a net cash penalty of $1 million. The impact of the settlement for amounts in excess of reserves previously established for this matter for the year ended December 31, 2022 was not material.
In November 2022, we completed our migration to a self-service customer service model. Following this transition, our customers are able to receive support via online, mobile and text channels, including the option to chat with a live agent, but will no longer be able to speak with an agent over the telephone. Some of our customers may still prefer to speak with a live agent and could develop a negative perception of our self-service model. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand such as has been caused by the COVID-19 pandemic.
We have maintained a high daily aircraft utilization rate prior to the COVID-19 pandemic and expect our utilization rate to increase as the U.S. market continues to recover from the pandemic. Our average daily aircraft utilization was 11.1 hours and 9.8 hours for the years ended December 31, 2022 and 2021, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Southeast, the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months and during hurricane season. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand, such as that caused by the COVID-19 pandemic, reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet, our point-to-point network and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2022, we had $761 million of total available liquidity in cash and cash equivalents. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations, which includes PDP payments.
Under the terms of the PDP Financing Facility, we are subject to a fixed charge coverage ratio requirement (the “FCCR Test”). If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the PDP Financing Facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the PDP Financing Facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. LTV Tests performed recently have not resulted in any required pre-payment of the PDP Financing Facility or posting of additional collateral.
As of December 31, 2022, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and Pratt & Whitney. As of December 31, 2022, we had a firm obligation to purchase 221 A320neo family aircraft to be delivered by the end of 2029, 8 of which had committed operating leases for 2023 deliveries. We are evaluating financing options for the remaining aircraft. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We may be subject to competitive risks due to the long-term nature of our fleet and order book and the unproven new engine technology utilized by the related aircraft.
As of December 31, 2022, we had existing aircraft purchase commitments through 2029, all of which are for Airbus A320neo family aircraft. Of the 221 A320neo family aircraft we have committed to purchase by the end of 2029, 130 will be equipped with Pratt & Whitney Geared Turbo Fan (“GTF”) engines and we are still evaluating engine options for the remaining 91 aircraft on our order book related to the amendment that was entered into with Airbus in the fourth quarter of 2021. In addition, the majority of our current fleet is equipped with the LEAP engine manufactured by CFM International, an affiliate of General Electric Company. The A320neo family represents the latest step in the modernization of the A320 family aircraft, and includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. We are one of the first airlines to utilize the A320neo family as well as the LEAP engine, and it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo family aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, our business, results of operations and financial condition could be materially adversely affected. Furthermore, as technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
As of December 31, 2022, the operating leases for 7, 4, 8, 20 and 17 aircraft in our fleet were scheduled to terminate during 2023, 2024, 2025, 2026 and 2027, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned, and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of December 31, 2022, we had a firm obligation to purchase 221 A320neo family aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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

We have a significant amount of aircraft-related fixed obligations and obligations under other debt arrangements that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2022, all 120 aircraft in our fleet were financed under operating leases. For the years ended December 31, 2022 and 2021, we incurred aircraft rent of $556 million and $530 million, respectively, and maintenance costs of $146 million, $119 million, respectively. The payback of all previous aircraft and engine rent deferrals related to deferral arrangements with our lessors due to the COVID-19 pandemic was completed as of December 31, 2021, and, therefore, there was no impact to aircraft rent within our consolidated statement of operations for the year ended December 31, 2022. For the year ended December 31, 2021, aircraft rent included a $31 million unfavorable impact from payments related to deferral arrangements. As of December 31, 2022 and 2021, we had future operating lease obligations of approximately $2,499 million and $2,435 million, respectively, and future principal debt obligations of $431 million and $423 million, respectively. For the years ended December 31, 2022 and 2021, we made cash payments for interest related to debt of $14 million and $9 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have on order from Airbus and Pratt & Whitney for delivery through 2029.
Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flows and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, any significant weakening or improvement in the U.S. economy and the availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations and our obligations under other debt arrangements could have a material adverse effect on our business, results of operations and financial condition and could:
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
As we outsource certain critical business activities to third parties and we depend on a limited number of suppliers for our aircraft and engines, we have increased our reliance on the successful implementation and execution of the business continuity planning of such third-party service providers in the current environment. If one or more of such third parties experience operational failures as a result of the impacts of the COVID-19 pandemic, including due to the significant disruption in global supply chains and staffing shortages caused by the pandemic, or due to sanctions imposed by the United States and foreign government bodies in response to the war between Russia and Ukraine, or claim that they cannot perform due to a force majeure event, it may have a material adverse impact on our business, results of operations and financial condition. We cannot guarantee that, as a result of the ongoing, or future, supply chain disruptions or staffing shortages, we or our third-party service providers will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives.
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
We rely on third-party distribution channels, including those provided by or through GDSs, conventional travel agents and OTAs to distribute a portion of our airline tickets and to collect a portion of our ancillary revenues. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets and may not provide the functionality we require to maximize ancillary revenues. In addition, in the last several years there has been significant consolidation among GDSs and OTAs, including the acquisition by Expedia of both Orbitz and Travelocity, and the acquisition by Amadeus of Navitaire (the reservations system that we use). This consolidation and any further consolidation could affect our ability to manage our distribution costs due to a reduction in competition or other industry factors. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
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
We are highly dependent on select markets where we maintain a large presence, with 26% and 23% of our flights during the year ended December 31, 2022 having Denver International Airport and Orlando International Airport as either their origin or destination, respectively. We primarily operate out of Concourse A at Denver International Airport, and in May 2022, we entered into a 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. Additionally, we operate at Orlando International Airport under an operating lease which expires in 2024. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion, which has adversely affected our operating performance and results of operations. We have also experienced increased competition at Denver International Airport since 2017 from carriers adding flights to and from Denver. Additionally, flight operations in both Orlando and Denver can face extreme weather challenges which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions.
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
Under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from prior taxable years. As of December 31, 2022, we had deferred tax assets of approximately $32 million, $11 million and $7 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. Under current tax law, our federal NOL carryforwards do not expire, but the deductibility of such NOL carryforwards is limited to 80% of our taxable income. Our state NOLs may expire, if not utilized, from one year to having no expiration depending on the state the NOL is attributed to, and our foreign NOLs expire in eight years. As a result of our assessment over the future realizability of these NOLs, as of December 31, 2022, we maintained a $7 million valuation allowance related to our foreign deferred tax assets and a $1 million valuation allowance related to certain state deferred tax assets, as these benefits related to our NOLs will most likely not be realized given the short expiry periods in foreign and certain state jurisdictions.
Realization of these NOL carryforwards depends on our future taxable income, and there is a risk that, due to the COVID-19 pandemic and other economic factors, a portion of our existing NOL carryforwards could expire before we can generate sufficient taxable income to use them.
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or income tax liabilities may be limited. We may experience ownership changes in the future because of, among other things, shifts in our stock ownership, many of which are outside of our control. If we were to experience an ownership change for purposes of Section 382 of the Code, our ability to use our NOL carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may become subject to limitations. Similar rules and limitations may apply under state and foreign tax laws. If our NOL carryforwards expire unused (to the extent subject to expiration) or are otherwise subject to limitation and unavailable to offset future taxable income, this could materially adversely affect our results of operations and financial condition.
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
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, particularly Barry L. Biffle, our President and Chief Executive Officer, and James G. Dempsey, our Executive Vice President and Chief Financial Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee without an adequate replacement, or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
We rely on our private equity sponsor.
Our majority stockholder is presently an investment fund managed by Indigo Denver Management Company, LLC (“Indigo”), an affiliate of Indigo Partners, LLC (“Indigo Partners”), a private equity fund with significant expertise in the ultra low-cost airline business. This expertise has been available to us through the representatives Indigo has on our board of directors and through a Professional Services Agreement that was put in place in connection with the 2013 acquisition from Republic Airways Holdings, Inc. and pursuant to which we are charged a fee by Indigo Partners of approximately $375,000 per quarter, plus expenses. Several members of our board of directors are also affiliated with Indigo Partners and we pay each of them an annual director’s fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than approximately 19.8 million shares of our common stock. Indigo Partners may nonetheless elect to reduce its ownership in our company or reduce its involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners, such as management expertise, industry knowledge and volume purchasing. See “—Risks Related to Owning Our Common Stock—Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.”
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
Many airlines, including the domestic legacy network airlines (American Airlines, Delta Air Lines and United Airlines), have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as Oneworld, SkyTeam, and Star Alliance, generally provide for codesharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. In addition, certain of these alliances involve highly integrated antitrust immunized joint ventures. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any marketing alliances or codeshare arrangements with U.S. or foreign airlines, other than the codeshare arrangement we entered into with Volaris in 2018. Our lack of membership in any other marketing alliances and codeshare arrangements puts us at a competitive disadvantage compared to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our business, results of operations and financial condition.
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
•sales of our common stock or other actions by investors with significant shareholdings, including sales by our principal stockholder; and
•trading strategies related to changes in fuel or oil prices.
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
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into, or exercisable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, the second Payroll Support Program (“PSP2”) and the Payroll Support Program 3 (“PSP3”), we issued warrants to the Treasury which are exercisable for up to an aggregate of 759,850 shares of our common stock.
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
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 217,875,890 shares of common stock outstanding as of December 31, 2022. An investment fund managed by Indigo, the holder of approximately 178.8 million shares of our common stock as of December 31, 2022, is entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur or the issuance of securities exercisable or convertible into our common stock could adversely affect the prevailing trading price of our common stock.
Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.
As of the date of this report, an investment fund managed by Indigo beneficially owns approximately 82.0% of our outstanding common stock.
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
This concentrated control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. Indigo’s voting control may also discourage or block transactions involving a change of control of the Company, including transactions in which you, as a stockholder, might otherwise receive a premium for your shares over the then-current market price. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us which, in turn, could cause the trading price of our common stock to decline or prevent our stockholders from realizing a premium over the trading price of their common stock. Moreover, Indigo is not prohibited from selling a controlling interest in us to a third-party and may do so without your approval and without providing for a purchase of your shares of common stock. Accordingly, your shares of common stock may be worth less than they would be if Indigo did not maintain voting control over us.
In addition, the interests of Indigo could conflict with the interests of other stockholders. As of December 31, 2022, investment funds managed by Indigo Partners held approximately 18% of the total outstanding common stock shares of Volaris, and two of our directors, William A. Franke and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. In addition, one of our directors, Andrew S. Broderick, is an alternate on the board of directors for Volaris. As of December 31, 2022, we had only two overlap markets with Volaris. Neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
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
As of the date of this report, Indigo controls approximately 82.0% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, and our board of directors has determined that all of the members of our audit committee are independent under SEC rules and the rules of the Nasdaq Stock Market. Once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, subject to certain phase-in requirements. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
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
We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation and our compliance with Section 404 requires that we incur substantial costs and expend significant management efforts. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in implementing any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our consolidated financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Stock Market, regulatory investigations, civil or criminal sanctions and litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
Further, from time to time, our employees may bring lawsuits against us regarding discrimination, sexual harassment, labor, Employee Retirement Income Security Act (“ERISA”), disability claims and employment and other claims. For example, we currently face gender discrimination claims brought by certain of our employees. In recent years, companies have experienced a general increase in the number of discrimination and harassment claims. Coupled with the expansion of social media platforms that allow individuals with access to a broad audience, these claims have had a significant negative impact on some businesses.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Aircraft
As of December 31, 2022, we operated a fleet of 120 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (Years)	Number of Aircraft	Number Owned	Number Leased
A320ceo	180 or 186	9	13	—	13
A320neo	186	3	82	—	82
A321ceo	230	6	21	—	21
A321neo	240	—	4	—	4
		4	120	—	120
As of December 31, 2022, we had signed lease agreements with two of our leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the first quarter of 2023 and continuing into the third quarter of 2023 based on the latest delivery schedule.
In November 2021, we entered into an amendment with Airbus to purchase an additional 91 A321neo aircraft, which are expected to be delivered starting in 2024 and continuing through 2029 per the latest delivery schedule.
Ground Facilities
Our facility leases are primarily for space at approximately 100 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2022, the remaining lease terms vary from one month to ten years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the consolidated balance sheets as right-of-use assets and lease liabilities.
During the year ended December 31, 2022, 26% of our flights had Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport, and in May 2022, we entered into a 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. We typically use 11 gates within Concourse A, with preferential access to 9 specified gates and common use access to the remaining gates. We also lease a 154,900 square foot hangar, which includes office space and is where we provide certain maintenance on our aircraft. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS), Philadelphia International Airport (PHL), Hartsfield-Jackson Atlanta International Airport (ATL), and Tampa International Airport (TPA).
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
Holders
As of February 17, 2023, there were two holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
In connection with our receipt of financial assistance under the PSP, PSP2, and PSP3 and acceptance of the loan agreement with the Treasury, we agreed not to make dividend payments in respect of our common stock until February 2, 2023. Following the expiration of these restrictions, any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total returns during the period from April 1, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2022 of our common stock to the NYSE ARCA Airline Index and the Standard & Poor’s 500 Index. The comparison assumes $100 was invested on April 1, 2021 in each of our common stock and the indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.
Cumulative Total Returns

$140
$120
$100
$80
$60
$40
04/01/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Frontier Group Holdings, Inc.
S&P 500 Index
NYSE ARCA Airline (XAL)

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the fourth quarter of 2022. Under the CARES Act, we were restricted from conducting certain share repurchases through February 2, 2023.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of fiscal year 2022 compared to fiscal year 2021 is included herein. For discussion of results for the fiscal year 2020 and analysis of year-to-year comparisons between 2021 and 2020, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 23, 2022.
Overview
Frontier Airlines is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
The following table provides select financial and operational information for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in millions)
Total operating revenues	$3,326	$2,060	61%
Total operating expenses	$3,371	$2,177	55%
Income (loss) before income taxes	$(45)	$(144)	(69)%
Available seat miles (ASMs)	31,746	26,867	18%
Total operating revenues for the year ended December 31, 2022 totaled $3,326 million, an increase of 61% compared to the year ended December 31, 2021, primarily due to a 37% increase in RASM as compared to the corresponding period in 2021, along with an 18% increase in capacity, as measured by ASMs, as the demand for leisure travel continued to recover from the COVID-19 pandemic.
Total operating expenses during the year ended December 31, 2022 totaled $3,371 million, resulting in a cost per available seat mile (“CASM”) of 10.62¢, compared to 8.10¢ for the year ended December 31, 2021. Fuel expense was 102% higher during the year ended December 31, 2022, as compared to the year ended December 31, 2021, with the $585 million increase in fuel expense driven by a 71% increase in fuel rates and an 18% increase in fuel consumption associated with the 18% increase in our capacity. Our non-fuel expenses increased by 38% compared to the corresponding prior year period, driven primarily by the cessation of grant funding received under the CARES Act in the fourth quarter of 2021, resulting in no credits being recognized during the year ended December 31, 2022 as compared to a $278 million benefit we recorded from this funding under PSP2 and PSP3, in addition to $17 million in CARES Act employee retention credits received during the year ended December 31, 2021. The increase was further driven by higher capacity and a larger fleet size and the resulting increase in operations during the year ended December 31, 2022 as compared to the corresponding prior year period as well as $10 million in net transaction and merger-related costs during the year ended December 31, 2022. These increases, mainly due to the cessation of CARES Act credits, resulted in a 17% increase in CASM (excluding fuel), a non-GAAP measure, from 5.96¢ for the year ended December 31, 2021 to 6.96¢ for the year ended December 31, 2022. Adjusted (non-GAAP) CASM (excluding fuel), which excludes the impact of $10 million in transaction and merger-related costs, $7 million in asset impairment and $2 million in collective bargaining contract ratification costs for the year ended December 31, 2022, and excludes the $295 million impact of the CARES Act credits and $11 million in costs incurred with the early lease termination of our A319 leased aircraft for the year ended December 31, 2021, decreased from 7.02¢ for the year ended December 31, 2021 to 6.90¢ for the year ended December 31, 2022. For the reconciliation to corresponding GAAP measures, see “—Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest.”

We generated a net loss of $37 million and $102 million during the years ended December 31, 2022 and 2021, respectively. Our results for the year ended December 31, 2022 included $10 million of net transaction and merger-related costs, $7 million of asset impairment costs and $2 million of collective bargaining contract ratification costs within operating expenses, as well as $7 million in other non-operating expenses from the write-off of unamortized deferred financing costs due to the paydown of the Treasury Loan. Our results for the year ended December 31, 2021 included $295 million in CARES Act credits and $11 million in early lease termination costs within operating expenses, and $22 million in other non-operating expenses related to mark to market adjustments associated with the warrants issued pursuant to the loans taken under the CARES Act. Considering these aforementioned non-GAAP adjustments and the related tax impacts, our adjusted (non-GAAP) net loss was $17 million for the year ended December 31, 2022, as compared to an adjusted (non-GAAP) net loss of $299 million for the year ended December 31, 2021. For the reconciliation to corresponding GAAP measures, see “—Results of Operations—Reconciliation of Net income (loss) to Adjusted net income (loss) and to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR.”
As of December 31, 2022, our total available liquidity was $761 million, made up of cash and cash equivalents. On February 2, 2022, we repaid the $150 million outstanding under the Treasury Loan pursuant to the secured loan program established under the CARES Act. The repayment of this loan unencumbered our co-branded credit card program and related brand assets that secured the Treasury Loan obligation.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic had a material adverse effect on our business and results of operations for the years ended December 31, 2022 and 2021. Although we have continued to experience a significant and sustained recovery during the year ended December 31, 2022 as compared to the year ended December 31, 2021, we are unable to predict the future spread and impact of COVID-19, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what the overall impact may be to consumer behavior and the resulting demand for air travel.
We received significant financial assistance from the Treasury under the CARES Act and the PSP, PSP2 and PSP3 (collectively, the “PSPs”). Please refer to “Notes to Consolidated Financial Statements — 2. Impact of COVID-19” for additional detail on the CARES Act and the PSPs, and “Notes to Consolidated Financial Statements — 9. Debt” for further information on the promissory notes entered into with the Treasury in connection with our participation in the PSPs (collectively, the “PSP Promissory Notes”). The impact on our consolidated financial statements for the year ended December 31, 2022 and 2021 are as follows:
On September 28, 2020, we entered into a loan agreement with the Treasury for a term loan facility of up to $574 million pursuant to the secured loan program established under the CARES Act. As of December 31, 2021, we had borrowed $150 million under the Treasury Loan, for which the right to draw any further funds lapsed in May 2021. On February 2, 2022, we repaid the Treasury Loan which included the $150 million principal balance along with accrued interest and associated fees of $1 million. Additionally, we recognized a $7 million loss on the extinguishment of debt during the year ended December 31, 2022 from the write-off of unamortized deferred financing costs associated with the Treasury Loan.
On January 15, 2021, we entered into an agreement with the Treasury for installment funding under the PSP2 (the “PSP2 Agreement”), pursuant to which we received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which was received during the year ended December 31, 2021. The PSP2 Grant was recognized over the period it was intended to support payroll. We recognized the full $143 million of PSP2 Grant proceeds, net of deferred financing costs, during the year ended December 31, 2021, within CARES Act credits in our consolidated statements of operations.
On April 29, 2021, we entered into an agreement with the Treasury for installment funding under the PSP3 (the “PSP3 Agreement”), pursuant to which we received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which was received during the year ended December 31, 2021. The PSP3 Grant was recognized over the period it was intended to support payroll. We recognized the full $135 million of PSP3 Grant proceeds, net of deferred financing costs, during the year ended December 31, 2021, within CARES Act credits in our consolidated statements of operations.
In connection with our participation in the PSPs and the Treasury Loan, we have been subject to certain restrictions and limitations related to our operations, our use of the grant funds, our ability to terminate or furlough employees and executive compensation and dividends, of which we have been compliant with through December 31, 2022, as applicable. While most of the restriction periods have lapsed, as of the date of this filing we are still subject to additional reporting and recordkeeping requirements as well as subject to limitations on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023.
In connection with the PSP Promissory Notes and the Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related Treasury Loan and PSP Promissory Notes, and is amortized utilizing the effective interest method as interest expense in our consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on our consolidated balance sheets, with periodic mark to market remeasurements being included in interest expense in our consolidated statements of operations given we only had the option of settling in cash prior to being publicly traded. As a result of our initial public offering of our common stock (the “IPO”), we have the intent and ability to settle the warrants issued to the Treasury in shares, and as a result, as of April 6, 2021, we reclassified the warrant liability to additional paid-in capital on our consolidated balance sheet and are no longer required to mark to market the warrants. We recorded no mark to market adjustments during the year ended December 31, 2022, and recorded $22 million during the year ended December 31, 2021, to interest expense within our consolidated statements of operations. The Treasury has not exercised any warrants as of December 31, 2022.
The CARES Act also provided for an employee retention credit (the “CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that we qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The American Rescue Plan Act, enacted on March 11, 2021, further extended the availability of the CARES Employee Retention Credit through December 31, 2021. As a result of the increase in revenues after the first quarter of 2021, we were no longer eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the year ended December 31, 2021 we recognized $17 million related to the CARES Employee Retention Credit within CARES Act credits in our consolidated statements of operations.
The Proposed Merger with Spirit Airlines, Inc.
On February 5, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of ours, and Spirit Airlines, Inc. (“Spirit”). The Merger Agreement provided that, among other things, the Merger Sub would be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of ours. On July 27, 2022, we and Spirit mutually terminated the Merger Agreement.
During the year ended December 31, 2022, we recorded $10 million in net expenses related to the proposed Merger within transaction and merger-related costs, net in our consolidated statement of operations. Costs related to the proposed Merger included $19 million in retention bonus expense, which included an acceleration of 50% of

Merger-related retention costs for all eligible employees who were not subject to CARES Act compensation restrictions, and $16 million in transaction costs, which are made up of banking, legal and accounting fees, among others, offset by $25 million received from Spirit for reimbursement of incurred Merger-related expenses in accordance with the termination provisions set forth in the Merger Agreement.
In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition with another acquiror or enters into a definitive written agreement providing for an acquisition with another acquiror, which is ultimately consummated, we will be owed an additional $69 million, as provided for in the Merger Agreement.
Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors that typically affect airlines and their markets, including trends which affect the broader travel industry, as well as trends which affect the specific markets and customer base that we target. The following key factors may affect our future performance:
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are the fare and total price, flight schedules, number of routes served from a city, frequent flyer programs, product and passenger amenities, customer service, fleet type and reputation. The airline industry is particularly susceptible to price discounting as once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a route-by-route basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets. In addition, some of the legacy network carriers match LCC and ULCC pricing on portions of their network. We believe that fare discounts have and will continue to stimulate demand for Frontier due to our Low Fares Done Right strategy.
Our Low Fares Done Right strategy is underpinned by our low-cost structure, and has significantly reduced our cost base by increasing aircraft utilization (with the exception of the impacts of COVID-19), transitioning to larger and more fuel-efficient aircraft, maximizing seat density, renegotiating the majority of our distribution agreements, realigning our network, migrating to a self-service customer service model, enhancing our website and mobile app, boosting employee productivity and contracting with leading specialists to provide us with select operating and other services.
Our cost structure has generally allowed us to achieve strong results from operations relative to the rest of the industry during periods of competitive pricing and price discounts and has helped our ability to manage through the COVID-19 pandemic. While we have already completed the substantial majority of strategic initiatives to reduce our unit operating costs, we believe that we are well positioned to maintain our low unit operating costs relative to our competitors through on-going strategic initiatives, including continuing our cost optimization efforts and further realizing economies of scale. To the extent that we are unable to maintain our low-cost structure, our ability to compete effectively may be impaired. In addition, if our competitors engage in fare wars or similar behavior, our financial performance could be adversely impacted.
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
Seasonality. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business and our route network are subject to seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. While we have, over recent years, reduced our concentration in Denver to decrease the impact of seasonality in our business, 26% of our flights during the year ended December 31, 2022 had Denver International Airport as either their origin or destination, as compared to 29% of our flights during the year ended December 31, 2021.
Labor. The airline industry is currently experiencing certain shortages of qualified personnel, especially as more pilots approach mandatory retirement age. The airline industry is also heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements (“CBAs”). Relations between air carriers and labor unions in the United States are governed by the United States Railway Labor Act (“RLA”). Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”). This process continues until either the parties have reached an agreement on a new CBA or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes. However, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
We have seven union-represented employee groups comprising approximately 87% of our employees as of December 31, 2022. Our pilots are represented by the Air Line Pilots Association (“ALPA”); our flight attendants are represented by the Association of Flight Attendants (“AFA-CWA”); our aircraft technicians, aircraft appearance agents, material specialists and maintenance controllers are all represented by the International Brotherhood of Teamsters (“IBT”); and our dispatchers are represented by the Transport Workers Union (“TWU”).
Maintenance, Materials and Repairs and Maintenance Reserve Obligations. The amount of total maintenance costs and related depreciation of heavy maintenance expense is subject to variables such as estimated usage, government regulations, the size, age and makeup of the fleet in future periods, and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance-related expenses for any significant period of time.
As of December 31, 2022, the average age of our aircraft was approximately four years and all of the aircraft in our fleet were financed with operating leases, the last of which is scheduled to expire by the end of 2034. As of December 31, 2022, we had a firm obligation to purchase 221 A320neo family aircraft by the end of 2029 and to acquire another ten A321neo aircraft through direct leases, all to be delivered in 2023. Please refer to “Notes to Consolidated Financial Statements—14. Commitments and Contingencies” for further discussion. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. When these more significant maintenance activities occur, this will result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue.
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

The terms of certain of our aircraft lease agreements require us to post deposits for future maintenance, also known as maintenance reserves, to the lessor in advance of and as collateral for the performance of heavy maintenance events, resulting in us recording significant prepaid deposits on our consolidated balance sheet. As a result, for leases requiring maintenance reserves, the cash costs of scheduled heavy maintenance events are paid in advance of the recognition of the maintenance event in our results of operations. Please see "Notes to Consolidated Financial Statements—10. Operating Leases—Aircraft Rent Expense and Maintenance Obligations."
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations could be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below. For a detailed discussion of our significant accounting policies, please refer to “Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies.”
Frequent Flyer Program
Our Frontier Miles frequent flyer program provides frequent flyer travel awards to program members based on accumulated mileage credits. Mileage credits are accumulated as a result of travel, purchases using the co-branded credit card and purchases from other participating partners. As of December 31, 2022 and 2021, our total frequent flyer liability was $45 million and $54 million, respectively.
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
We estimate breakage (mileage credits that are expected to expire unutilized) based on statistical models derived from historical redemption patterns. Breakage assumptions, including the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits, the impact of the COVID-19 pandemic or the estimated fair value of mileage credits expected to be redeemed, could have an impact on revenues in the year in which the change occurs and in future years. Additionally, we estimate ETV, which is used to determine the value per mileage credit, based on the historical prices of the flights redeemed using mileage credits and changes to these assumptions could impact the initial allocation of consideration in our co-branded credit card partnership or the amount of revenue recognized or deferred for miles accumulated as a result of travel.
For the year ended December 31, 2022, holding other factors constant, a 10% change in our estimated frequent flyer breakage rate would have resulted in a change to passenger revenues of approximately $4 million, or less than 1%.
Leased Aircraft Return Costs
Our aircraft operating lease agreements generally require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine’s actual return condition.

These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition). When such costs become both probable and estimable, they are accrued as a component of supplemental rent through the remaining lease term. Changes to the assumptions utilized in the estimation of these lease return costs are accounted for on a cumulative catch-up basis. As of December 31, 2022 and 2021, our total leased aircraft return cost liability was $102 million and $49 million, respectively.
In assessing the future potential lease return costs we consider the future anticipated costs and scope of maintenance events (largely driven by projected number of flight hours and cycles estimated to be utilized on the aircraft and engines prior to return), estimated timing of such events including the timing since the last expected major maintenance event, the date the aircraft is due to be returned to the lessor, contractual terms of the lease and maintenance provider agreements, current condition of each aircraft, age of the aircraft at lease expiration, type of engine, projected number of hours and cycles run on the engines at the time of return and the number of projected cycles run on the airframe at the time of return, among other estimates.
If actual estimates vary materially from those utilized in the estimation of lease return costs we could incur more or less supplemental rent expense depending on the direction of the adjustments necessary. There can be no assurance that the projections utilized will not materially change in the future given the inherent difficulty in forecasting future utilization of aircraft over their lease terms; however, the estimates utilized are the best available at the time the financial statements were issued.
Income Tax Valuation Allowance
As of December 31, 2022, our total deferred tax assets, net of an $8 million valuation allowance, were $677 million, which included $50 million of deferred tax assets related to NOL carry forwards. These deferred tax assets are comprised of $32 million, $11 million and $7 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. We assess whether it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. We consider sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
As part of our assessment of whether a valuation allowance is warranted, we consider all available positive and negative evidence in conjunction with evaluating the source and availability of taxable income to utilize such deferred tax assets. We updated this assessment as of December 31, 2022, noting that, in part as a result of the significant impacts caused by the COVID-19 pandemic, particularly prior to the wide availability of vaccines, we were in a cumulative three-year loss position. Conversely, prior to the pandemic, we have had a consistent history of generating significant earnings and resulting taxable income and have typically utilized significant deferred tax assets such as those related to NOLs prior to expiration. The main source of taxable income that supports realization of our deferred tax assets was from projected future taxable income. Our projections of future taxable income considered the general business environment, our recent history of profitability outside of the impact of the COVID-19 pandemic including the last three consecutive quarters of profitability, industry wide consensus on air travel outlook and post-December 31, 2022 booking trends. These factors were considered in conjunction with other evidence such as our cumulative three-year loss position. Given the significant impact that the COVID-19 pandemic had on our results for which we continue to recover from post vaccine availability, we don’t believe the factors that caused our cumulative three-year loss to be indicative of future performance. Based on the factors outlined above, we concluded that as a result of projected future income, our deferred tax assets are likely to be realized, exclusive of those which have a valuation allowance established.
Additionally, under current tax law, our federal NOL carryforwards do not expire and our state NOLs will expire, if not utilized, from one year to having no expiration depending on the state the NOL is attributed to. As a result of our assessment, we maintained our valuation allowance on our foreign deferred tax assets of $7 million and on certain state deferred tax assets of $1 million, as we concluded this $8 million in benefits related to NOLs will most likely not be realized, primarily due to short expiry periods combined with significant income required to utilize these deferred tax assets.
If we are unable to achieve our projected operating income targets or actual results are not in line with those utilized in the judgments listed above, an adjustment to our conclusion on the recoverability of our future deferred tax assets may occur and, therefore, may result in either the creation of a valuation allowance being recorded against some or all of our net deferred tax assets in future periods or the reversal of the previously recorded valuation allowance. An increase in our valuation allowance would result in additional income tax expense, while a release of a valuation allowance in future periods, if those deferred tax assets become realizable, would reduce our income tax expense. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required and such valuation allowance could be material.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Operating Revenues

	Year Ended December 31,
	2022	2021	Change
Operating revenues ($ in millions):
Passenger	$3,248	$2,000	$1,248		62%
Other	78	60	18		30%
Total operating revenues	$3,326	$2,060	$1,266		61%

Operating statistics:
Available seat miles (millions)	31,746	26,867	4,879		18%
Revenue passenger miles (millions)	25,669	20,380	5,289		26%
Average stage length (miles)	991	968	23		2%
Load factor	80.9%	75.9%	5.0	pts	N/A
RASM (¢)	10.48	7.67	2.81		37%
Total revenue per passenger ($)	130.50	99.49	31.01		31%
Passengers (thousands)	25,486	20,709	4,777		23%
Total operating revenue increased $1,266 million, or 61%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, as we experienced increased demand for leisure travel on strong pricing. Revenue was favorably impacted by the 37% increase in RASM during the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to a 31% increase in total revenue per passenger, including a 39% increase in fare revenue per passenger and a 26% increase in ancillary revenue per passenger, alongside a 5.0 point increase in load factor as compared to the corresponding prior year period. In addition, total operating revenue was favorably impacted by an 18% capacity growth, as measured by ASMs. This was driven by an increase in average daily aircraft utilization to 11.1 hours per day for the year ended December 31, 2022, as compared to 9.8 hours per day for the year ended December 31, 2021, as well as a 6% increase in average aircraft in service during the year ended December 31, 2022, as compared to the corresponding prior year period.

Operating Expenses

	Year Ended December 31,				Cost per ASM
	2022	2021	Change		2022		2021		Change
Operating expenses ($ in millions):(a)
Aircraft fuel	$1,160	$575	$585	102%	3.66	¢	2.14	¢	71%
Salaries, wages and benefits	715	616	99	16%	2.25		2.29		(2)%
Aircraft rent	556	530	26	5%	1.75		1.97		(11)%
Station operations	422	384	38	10%	1.33		1.43		(7)%
Sales and marketing	164	109	55	50%	0.52		0.41		27%
Maintenance, materials and repairs	146	119	27	23%	0.46		0.44		5%
Depreciation and amortization	45	38	7	18%	0.14		0.14		—%
CARES Act credits	—	(295)	295	N/M	—		(1.10)		N/M
Transaction and merger-related costs	10	—	10	N/M	0.03		—		N/M
Other operating expenses	153	101	52	51%	0.48		0.38		26%
Total operating expenses	$3,371	$2,177	$1,194	55%	10.62	¢	8.10	¢	31%

Operating statistics:
Available seat miles (millions)	31,746	26,867	4,879	18%
Average stage length (miles)	991	968	23	2%
Departures	165,447	143,476	21,971	15%
CASM (excluding fuel) (¢) (b)	6.96	5.96	1.00	17%
Adjusted CASM (excluding fuel) (¢) (b)	6.90	7.02	(0.12)	(2)%
Fuel cost per gallon ($)	3.72	2.17	1.55	71%
Fuel gallons consumed (thousands)	312,115	265,558	46,557	18%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest

	Year Ended December 31,
	2022		2021
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		10.62		8.10
Aircraft fuel	(1,160)	(3.66)	(575)	(2.14)
CASM (excluding fuel)(b)		6.96		5.96
Transaction and merger-related costs, net(c)	(10)	(0.03)	—	—
Asset impairment(d)	(7)	(0.02)	—	—
Collective bargaining contract ratification(e)	(2)	(0.01)	—	—
Early lease termination costs(f)	—	—	(11)	(0.04)
CARES Act – grant recognition and employee retention credits(g)	—	—	295	1.10
Adjusted CASM (excluding fuel)(b)		6.90		7.02
Aircraft fuel	1,160	3.66	575	2.14
Adjusted CASM(h)		10.56		9.16
Net interest expense (income)	—	—	27	0.11
CARES Act - write-off of deferred financing costs due to paydown of loan(i)	(7)	(0.02)	—	—
CARES Act – mark to market impact for warrants(j)	—	—	(22)	(0.09)
Adjusted CASM + net interest(k)		10.54		9.18

CASM		10.62		8.10
Net interest expense (income)	—	—	27	0.11
CASM + net interest(k)		10.62		8.21
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)CASM (excluding fuel) and Adjusted CASM (excluding fuel) are included as supplemental disclosures because we believe that excluding aircraft fuel is useful to investors as it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. The price of fuel, over which we have limited control, impacts the comparability of period-to-period financial performance, and excluding the price of fuel allows management an additional tool to understand and analyze our non-fuel costs and core operating performance, and increases comparability with other airlines that also provide a similar metric. CASM (excluding fuel) and Adjusted CASM (excluding fuel) are not determined in accordance with GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(c)Represents $19 million in employee retention costs and $16 million in transaction costs, including banking, legal and accounting fees, incurred in connection with the proposed Merger with Spirit, offset by $25 million received from Spirit for the reimbursement of incurred Merger-related expenses.
(d)Represents a write-off of $7 million in capitalized software development costs as a result of a termination of a vendor arrangement.
(e)Represents $2 million of costs related to a one-time contract ratification incentive, plus payroll-related taxes earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
(f)As a result of an early termination and buyout agreement executed in May 2021 with one of our lessors, we were able to accelerate the removal of the remaining four A319 aircraft from our fleet. These aircraft were originally scheduled to return in December 2021 and were instead returned during the second and third quarters of 2021. During the year ended December 31, 2021, we incurred $10 million in aircraft rent costs and $1 million in depreciation relating to the acceleration and resulting changes to our lease return obligations.
(g)Represents the recognition of the $278 million of grant funding received from the U.S. government for payroll support in addition to $17 million in employee retention credits we qualified for under the CARES Act during the year ended December 31, 2021.
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
(k)CASM including net interest and Adjusted CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of base operating performance or future results. CASM including net interest and Adjusted CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense increased by $585 million, or 102%, during the year ended December 31, 2022, as compared to the corresponding prior year period. The increase was primarily due to a 71% increase in fuel rate and a 18% increase in fuel gallons consumed due to increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $99 million, or 16%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was due to higher crew costs, primarily from pilots, driven by elevated credit hours as well as pilot benefit costs and expansion in salaried support staff costs for the year ended December 31, 2022, as compared to the year ended December 31, 2021. In addition, during the year ended December 31, 2022, we incurred $2 million in expenses related to a one-time ratification incentive bonus and related payroll adjustments as a result of a contract ratification with IBT, the union representing our aircraft technicians, in May 2022.
Aircraft Rent. Aircraft rent expense increased by $26 million, or 5%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the increase in our fleet period-over-period and higher costs associated with anticipated lease returns, which was partially offset by the payback of $31 million of lease deferrals from 2020 recognized in 2021, while no lease deferrals were paid for the year ended December 31, 2022.
Station Operations. Station operations expense increased by $38 million, or 10%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a 15% increase in departures and the related increases in our airport support operations and higher passenger reaccommodation expenses. In addition, we experienced a $3 million unfavorable impact during the year ended December 31, 2022 related to deferral agreements on certain leases with our airport facilities that were negotiated to manage liquidity during the recovery from the COVID-19 pandemic, as compared to a favorable impact of $9 million during the year ended December 31, 2021. These increases were partially offset by favorable airport costs as a result of lower rates and revenue sharing arrangements.

Sales and Marketing. Sales and marketing expense increased by $55 million, or 50%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to higher credit card fees resulting from the 61% increase in revenue, in addition to increased sales support and advertising expenses.
The following table presents our distribution channel mix:

	Year Ended December 31,
Distribution Channel	2022	2021	Change
Our website, mobile app and other direct channels	70%	71%	(1)	pts
Third-party channels	30%	29%	1	pts
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $27 million, or 23%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. This was primarily due to higher average daily utilization per aircraft and more average aircraft in service compared to the year ended December 31, 2021, which resulted in higher maintenance including associated contract labor costs as well as higher aircraft materials expenses. These increases were partially offset by a decrease in volume and extent of planned maintenance checks during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Depreciation and Amortization. Depreciation and amortization expense increased by $7 million, or 18%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a $7 million asset impairment as a result of a write-off of certain capitalized software development costs.
CARES Act Credits. CARES Act credits decreased by $295 million, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. During the year ended December 31, 2022, we did not recognize any CARES Act credits due to the cessation of the program in the fourth quarter of 2021.
Transaction and Merger-Related Costs, Net. As a result of the proposed Merger with Spirit, we incurred $10 million in related net costs during the year ended December 31, 2022, including $19 million in employee retention costs and $16 million in transaction costs, which are made up of banking, legal and accounting fees, among others, charged in connection with the Merger, offset by $25 million received from Spirit for the reimbursement of incurred merger-related expenses upon the termination of the Merger agreement.
Other Operating Expenses. Other operating expenses increased by $52 million, or 51%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The change was driven by increases in travel expenses relating to crew accommodations, higher supplies and general and administrative costs, including IT and professional services, and escalation in other operating costs during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in capacity as demand continues to recover from COVID-19 pandemic. These increases were partly offset by $27 million in additional sale-leaseback gains during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Other Income (Expense). Other expenses decreased by $27 million, or 100%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily due to $22 million in interest expense related to the mark to market adjustments of warrants issued in conjunction with the PSP Promissory Notes and the Treasury Loan during the year ended December 31, 2021. Additionally, a growth in interest rates contributed to an increase in interest income for the year ended December 31, 2022. This decrease in other expenses was partially offset by a $7 million loss from the extinguishment of debt related to the write-off of unamortized deferred financing costs associated with the Treasury Loan during the year ended December 31, 2022.
Income Taxes. Our effective tax rate for the year ended December 31, 2022 was a benefit of 17.8%, compared to a benefit of 29.2% for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 was lower than the statutory rate primarily due to the non-deductibility of certain executive compensation costs and other employee benefits, coupled with return to provision adjustments. The effective tax rate for the year ended December 31, 2021 was higher than the statutory rate primarily attributable to the release of reserves related to uncertain tax positions for which the statute of limitations has expired and excess tax benefit associated with our stock-based compensation arrangements, offset by the non-deductible interest from the mark to market adjustments of the warrants issued to the Treasury as part of our participation in the PSPs and the Treasury Loan.
Reconciliation of Net income (loss) to Adjusted net income (loss) and to EBITDA, Adjusted EBITDA, EBITDAR and Adjusted EBITDAR

	Year Ended December 31,
	2022	2021
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted net income (loss)(a)	$(17)	$(299)
EBITDA(a)	$—	$(79)
EBITDAR(b)	$556	$451
Adjusted EBITDA(a)	$12	$(364)
Adjusted EBITDAR(b)	$568	$156
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

	Year Ended December 31,
	2022	2021
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(37)	$(102)
Non-GAAP Adjustments(a):
Transaction and merger-related costs, net	10	—
Asset impairment	7	—
Collective bargaining contract ratification	2	—
Early lease termination costs	—	11
CARES Act – grant recognition and employee retention credits	—	(295)
CARES Act – write-off of deferred financing costs due to paydown of loan	7	—
CARES Act – mark to market impact for warrants	—	22
Pre-tax impact	26	(262)
Tax benefit (expense) related to non-GAAP adjustments	(6)	65
Adjusted net income (loss)	$(17)	$(299)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(37)	$(102)
Plus (minus):
Interest expense	21	33
Capitalized interest	(11)	(4)
Interest income and other	(10)	(2)
Income tax expense (benefit)	(8)	(42)
Depreciation and amortization	45	38
EBITDA	—	(79)
Plus: Aircraft rent	556	530
EBITDAR	$556	$451

EBITDA	$—	$(79)
Plus (minus)(a):
Transaction and merger-related costs, net	10	—
Collective bargaining contract ratification	2	—
Early lease termination costs	—	10
CARES Act – grant recognition and employee retention credits	—	(295)
Adjusted EBITDA	12	(364)
Plus: Aircraft rent(b)	556	520
Adjusted EBITDAR	$568	$156
__________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest” above for discussion on adjusting items.
(b)Represents aircraft rent expense included in Adjusted EBITDA. Excludes aircraft rent expense of $10 million for the year ended December 31, 2021 for costs incurred due to the early termination of our A319 leased aircraft. See footnote (f) under the caption “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest”.

Comparative Operating Statistics
The following table sets forth our operating statistics for the years ended December 31, 2022 and 2021. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year periods, as well as against the performance of our peers.

	Year Ended December 31,
	2022	2021		Change
Operating statistics (unaudited)(a)
Available seat miles (ASMs) (millions)	31,746	26,867		18%
Departures	165,447	143,476		15%
Average stage length (miles)	991	968		2%
Block hours	451,156	381,018		18%
Average aircraft in service	112	106		6%
Aircraft – end of period	120	110		9%
Average daily aircraft utilization (hours)	11.1	9.8		13%
Passengers (thousands)	25,486	20,709		23%
Average seats per departure	193	193		—%
Revenue passenger miles (RPMs) (millions)	25,669	20,380		26%
Load Factor	80.9%	75.9%	5.0	pts
Fare revenue per passenger ($)	54.22	38.94		39%
Non-fare passenger revenue per passenger ($)	73.21	57.65		27%
Other revenue per passenger ($)	3.07	2.90		6%
Total ancillary revenue passenger ($)	76.28	60.55		26%
Total revenue per passenger ($)	130.50	99.49		31%
Total revenue per available seat mile (RASM) (¢)	10.48	7.67		37%
Cost per available seat mile (CASM) (¢)	10.62	8.10		31%
CASM (excluding fuel) (¢) (b)	6.96	5.96		17%
CASM + net interest (¢) (b)	10.62	8.21		29%
Adjusted CASM (¢) (b)	10.56	9.16		15%
Adjusted CASM (excluding fuel) (¢) (b)	6.90	7.02		(2)%
Adjusted CASM + net interest (¢) (b)	10.54	9.18		15%
Fuel cost per gallon ($)	3.72	2.17		71%
Fuel gallons consumed (thousands)	312,115	265,558		18%
Full-Time Equivalent Employees (FTEs)	6,450	5,481		18%
_________________
(a)See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to corresponding GAAP measures, see “—Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest.”

Liquidity, Capital Resources and Financial Position
Overview
As of December 31, 2022, we had $761 million in total available liquidity, made up of cash and cash equivalents. We had $429 million of total debt, net, of which $157 million was short-term. Our total debt, net is comprised of our $277 million pre-delivery deposit payment facility (“PDP Financing Facility”), $71 million pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in PSP Promissory Notes and $17 million in secured indebtedness for our headquarters building, partly offset by $2 million in deferred debt acquisition costs and other discounts.
On February 2, 2022, we repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the year ended December 31, 2022. By repaying the amounts outstanding under the Treasury Loan, our co-branded credit card program and related brand assets that collateralized the Treasury Loan are now unencumbered.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity:

	December 31,
	2022	2021
	($ in millions)
Cash and cash equivalents	$761	$918
Total current assets, excluding cash and cash equivalents	$259	$119
Total current liabilities, excluding current maturities of long-term debt and operating leases	$933	$755
Current maturities of long-term debt, net	$157	$127
Long-term debt, net	$272	$287
Stockholders’ equity	$509	$530
Debt to capital ratio	46%	44%
Debt to capital ratio, including operating lease obligations	85%	84%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our PDP Financing Facility and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings on our credit facility and/or potential issuance of debt or equity. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of December 31, 2022, we operated all of our 120 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of December 31, 2022, we had $371 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of December 31, 2022 our PDP Financing Facility, which allows us to draw up to an aggregate of $290 million, had $277 million outstanding. As of December 31, 2022, we had a firm obligation to purchase 221 A320neo family aircraft and 19 additional spare engines to be delivered by 2029. Of our aircraft commitments, eight had committed operating leases for 2023 deliveries, and we are evaluating financing options for the remaining aircraft.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to our respective aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During the years ended December 31, 2022 and 2021, we made $18 million and $20 million, respectively, in maintenance deposit payments to our lessors. As of December 31, 2022, we had $117 million in recoverable aircraft maintenance deposits on our consolidated balance sheets, of which $12 million was included in accounts receivable because the eligible maintenance had been performed and the remaining $105 million was included within aircraft maintenance deposits.
The following table summarizes current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	2023	2024	2025	2026	2027	Thereafter	Total

Debt obligations(a)	$157	$137	$—	$—	$—	$137	$431
Interest commitments(b)	20	7	5	6	6	6	50
Operating lease obligations(c)	478	462	447	383	317	1,005	3,092
Flight equipment purchase obligations(d)	760	1,974	1,767	2,358	2,448	3,758	13,065
Maintenance deposit obligations(e)	3	3	3	3	4	5	21
Total	$1,418	$2,583	$2,222	$2,750	$2,775	$4,911	$16,659
__________________
(a)Includes principal commitments only associated with our PDP Financing Facility pertaining to deliveries through 2024, our floating rate building note through 2023, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes through 2031. See “Notes to Consolidated Financial Statements — 9. Debt”.
(b)Represents interest on debt obligations.
(c)Represents gross cash payments related to our operating lease obligations that are not subject to discount as compared to the obligations measured on our consolidated balance sheets. See “Notes to Consolidated Financial Statements — 10. Operating Leases”.
(d)Represents purchase commitments for aircraft and engines. See “Notes to Consolidated Financial Statements — 14. Commitments and Contingencies”.
(e)Represents fixed maintenance reserve payments for aircraft including estimated amounts for contractual price escalations. See “Notes to Consolidated Financial Statements — 10. Operating Leases”.

Cash Flows
The following table presents information regarding our cash flows in the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$(78)	$216
Net cash used in investing activities	(154)	(67)
Net cash provided by financing activities	75	391
Net increase (decrease) in cash, cash equivalents and restricted cash	(157)	540
Cash, cash equivalents and restricted cash at beginning of period	918	378
Cash, cash equivalents and restricted cash at end of period	$761	$918
Operating Activities
During the year ended December 31, 2022, net cash used in operating activities totaled $78 million, which was driven by a $37 million net loss, $14 million of outflows from changes in operating assets and liabilities and non-cash adjustments totaling $27 million.
The $14 million of outflows from changes in operating assets and liabilities includes:
•$94 million in increases in other long-term assets driven by increases in prepaid maintenance and capitalized maintenance;
•$40 million in increases in supplies from increased consumable and fuel inventory balances as well as increases to other current assets driven by swaption derivative premiums;
•$28 million in increases in accounts receivable;
•$18 million in increases in aircraft maintenance deposits; and
•$4 million in decreases in accounts payable; partially offset by
•$130 million in increases in other liabilities driven by growth in the business primarily through increased leased aircraft return costs, aircraft maintenance costs, and other related accruals; and
•$40 million in increases in our air traffic liability as a result of increased bookings.
Our net loss of $37 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$87 million in gains recognized on sale-leaseback transactions; and
•$8 million in deferred tax benefits; partly offset by
•$45 million in depreciation and amortization;
•$15 million in stock-based compensation expense;
•$7 million in losses on extinguishment of debt; and
•$1 million in amortization of cash flow hedges, net of tax.
During the year ended December 31, 2021, net cash provided by operating activities totaled $216 million, which was driven by $338 million of inflows from changes in operating assets and liabilities partly offset by a $102 million net loss resulting from the significant impact the COVID-19 pandemic had on our operations and non-cash adjustments totaling $20 million.

The $338 million of inflows from changes in operating assets and liabilities includes:
•$174 million of cash inflows from supplies and other current assets due primarily to the decrease in other current assets, $158 million of which is related to the receipt of our 2020 federal income tax receivable;
•$138 million in increases in our air traffic liability as a result of increased bookings; and
•$84 million in increases in other liabilities and $13 million in increases in accounts payable as our operational related accruals increased during 2021 in line with demand, capacity and overall departure increases.

These cash inflows due to changes in our operating assets and liabilities were partly offset by an increase to our other long-term assets as well as higher maintenance and credit card receivables and increases to our aircraft maintenance deposits.
Our net loss of $102 million includes the following significant items that were adjusted in arriving at cash provided by operating activities:
•$60 million in gains recognized on sale-leaseback transactions;
•$32 million in deferred tax benefits; partly offset by
•$38 million in depreciation and amortization;
•$22 million in unrealized losses on the mark to market adjustments of our warrant liability with the Treasury;
•$11 million in stock-based compensation expense; and
•$1 million in amortization of cash flow hedges, net of tax.
In response to the COVID-19 pandemic, beginning in 2020, we were granted payment deferrals on leases included in our right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in our right-of-use assets. As these deferred payments are made, they are recognized in aircraft rent or station operations, as applicable, in our consolidated statements of operations. The payback of all previous aircraft and engine rent deferrals was completed as of December 31, 2021, and, therefore, there was no impact to operating cash flows for the year ended December 31, 2022. The payback of station deferrals during the year ended December 31, 2022 decreased operating cash flows by $3 million. The deferrals for the year ended December 31, 2021 decreased operating cash flows and unfavorably impacted our results of operations by $22 million, including a $31 million unfavorable impact to aircraft rent, partially offset by a $9 million favorable impact to station operations. As of December 31, 2022, we had $8 million in station deferrals which will be recognized to station operations within our consolidated statements of operations in future periods as the deferrals are repaid.
As of December 31, 2022, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.
Investing Activities
During the year ended December 31, 2022, net cash used in investing activities totaled $154 million, driven by:
•$111 million in net payments for pre-delivery deposit activity;
•$41 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activity.
During the year ended December 31, 2021, net cash used in investing activities totaled $67 million, driven by:
•$36 million in net payments for pre-delivery deposit activity;
•$27 million in cash outflows for capital expenditures; and
•$4 million in cash outflows relating to other investing activity.

Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $75 million, primarily driven by:
•$273 million in cash proceeds from debt issuances, consisting of $217 million in draws on our PDP Financing Facility, net of issuance costs, and a $56 million draw on our Barclays facility;
•$71 million in net proceeds received from sale-leaseback transactions; and
•$1 million in proceeds from the exercise of stock options; partially offset by
•$266 million in cash outflows from principal repayments on debt, which include the paydown of the $150 million Treasury Loan, $115 million in PDP Financing Facility payments and $1 million in payments pursuant to our floating rate building note; and
•$4 million of payments for tax withholdings related to vesting of share-based awards.
During the year ended December 31, 2021, net cash provided by financing activities was $391 million, primarily driven by:
•$266 million aggregate net proceeds from our IPO;
•$66 million in proceeds from the issuance of long-term debt net of principal repayments due to $33 million of proceeds from the PSP2 and PSP3 Promissory Notes in addition to $33 million in net borrowings under our PDP Financing Facility;
•$59 million in net proceeds received from sale-leaseback transactions; and
•$3 million in proceeds from the exercise of stock options; partially offset by
•$3 million of payments for tax withholdings related to vesting of share-based awards.
Commitments and Contractual Obligations
Our contractual purchase commitments as of December 31, 2022 include future aircraft and engine acquisitions. Except to the extent set forth in the applicable notes to our consolidated financial statements, the table below does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2023	—	13	13	4
2024	—	33	33	2
2025	17	13	30	4
2026	19	22	41	4
2027	21	21	42	3
Thereafter	10	52	62	2
Total	67	154	221	19
__________________
(a)    While the commitments presented above reflect the agreed-upon delivery dates as of December 31, 2022, we have recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
During October 2019, we entered into an amendment with Airbus that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft. This conversion right is available until June 2023, per the latest amendment, and is not reflected in the table above as this option has not been exercised.
In November 2021, we entered into an amendment with Airbus to add an additional 91 A321neo aircraft to the committed purchase agreement, which are expected to be delivered starting in 2024 and continuing through 2029 per the latest delivery schedule, all of which are reflected in the table above.

In April 2022, the agreement with Pratt & Whitney, a provider of engines for us, was amended to include additional spare engine commitments and adjust the timing of remaining deliveries, which has been reflected in the table above.
As of December 31, 2022, all 120 aircraft in our fleet were subject to operating leases. These leases expire between 2023 and the end of 2034. Leases for 21 of our aircraft could generally be renewed at rates based on fair market value at the end of a lease term for extensions ranging from less than one year to four years.
As of December 31, 2022, we had signed lease agreements with two of our leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the first quarter of 2023 continuing into the third quarter of 2023 based on the latest delivery schedule. None of these ten aircraft are reflected in the table above given they are not committed purchase agreements.
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
Recently Adopted Accounting Pronouncements
See “Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“A320 family” means, collectively, the Airbus series of single-aisle aircraft, including the A319ceo, A320ceo, A320neo, A321ceo and A321neo aircraft.
“A320neo family” means, collectively, the Airbus series of single-aisle aircraft that feature the new engine option, including the A320neo and A321neo aircraft.
“Adjusted CASM” is a non-GAAP measure and means operating expenses, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM including net interest” or “Adjusted CASM + net interest” is a non-GAAP measure and means the sum of Adjusted CASM and Net interest expense (income) excluding special items divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM (excluding fuel)” is a non-GAAP measure and means operating expenses less aircraft fuel expense, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, CASM including net interest and Adjusted CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Air traffic liability” means the value of tickets, unearned membership fees and other related fees sold in advance of travel.
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
“Average stage length” means the average number of miles flown per flight segment.
“Block hours” means the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.
“CASM” or “unit costs” means operating expenses divided by ASMs.
“CASM (excluding fuel)” is a non-GAAP measure and means CASM less fuel expenses divided by ASMs.
“CASM including net interest” or “CASM + net interest” is a non-GAAP measure and means the sum of CASM and Net interest expense (income) divided by ASMs.

“CBA” means a collective bargaining agreement.
“CBP” means the United States Customs and Border Protection.
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
“GDSs” means Global Distribution Systems such as Amadeus, Sabre and Travelport, used by travel agencies and corporations to purchase tickets on participating airlines.
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
“OTA” means Online Travel Agent.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, with respect to aircraft fuel, as well as interest rate risk, specifically with respect to our floating rate obligations and interest rate swaps. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 34% and 26% of total operating expenses for the years ended December 31, 2022 and 2021, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $116 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”)-based interest rates on our PDP Financing Facility and London Interbank Offered Rate (“LIBOR”)-based interest rates on our floating rate building note and our affinity card advance purchase of mileage credits. During the year ended December 31, 2022 as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
In June 2023, LIBOR will be discontinued as a reference rate. As of December 31, 2022, we had $88 million of LIBOR-based debt maturing after June 2023.
We are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the year ended December 31, 2022, we paid $19 million in upfront premiums for the option to enter into and exercise cash-settled swaps with a forward starting effective date. As of December 31, 2022, we had hedged $573 million in aircraft rent payments for 14 aircraft and 4 engines to be delivered by the end of 2023. During the year ended December 31, 2021, we did not enter into any swaps and therefore, paid no upfront premiums for options.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Frontier Group Holdings, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Leased Aircraft Return Costs

Description of the matter
As described in Notes 1 and 10 to the consolidated financial statements, the Company’s aircraft lease agreements often require the Company to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the leased airframe or engine’s actual condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred, and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. When determining the need to accrue lease return costs, there are various factors considered by management such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, the number of projected cycles run on the airframe at the scheduled time of return and the ability to utilize previously paid maintenance reserves to offset projected costs. As of December 31, 2022, the Company has accrued liabilities of $102 million for leased aircraft return costs.
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

Realizability of Deferred Tax Assets

Description of the matter
At December 31, 2022, the Company had deferred tax assets of $677 million, inclusive of a related valuation allowance, and deferred tax liabilities of $644 million. As discussed in Notes 1 and 17 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
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
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Frontier Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Frontier Group Holdings, Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Denver, Colorado
February 22, 2023

FRONTIER GROUP HOLDINGS, INC.
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$761	$918
Accounts receivable, net	90	50
Supplies, net	55	29
Other current assets	114	40
Total current assets	1,020	1,037
Property and equipment, net	226	186
Operating lease right-of-use assets	2,484	2,426
Pre-delivery deposits for flight equipment	371	260
Aircraft maintenance deposits	105	98
Intangible assets, net	28	29
Other assets	265	199
Total assets	$4,499	$4,235
Liabilities and stockholders’ equity
Accounts payable	$89	$86
Air traffic liability	313	273
Frequent flyer liability	13	13
Current maturities of long-term debt, net	157	127
Current maturities of operating leases	465	444
Other current liabilities	518	383
Total current liabilities	1,555	1,326
Long-term debt, net	272	287
Long-term operating leases	2,034	1,991
Long-term frequent flyer liability	32	41
Other long-term liabilities	97	60
Total liabilities	3,990	3,705
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 217,875,890 and 217,065,096 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	393	381
Retained earnings	122	159
Accumulated other comprehensive income (loss)	(6)	(10)
Total stockholders’ equity	509	530
Total liabilities and stockholders’ equity	$4,499	$4,235

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating revenues:
Passenger	$3,248	$2,000	$1,207
Other	78	60	43
Total operating revenues	3,326	2,060	1,250
Operating expenses:
Aircraft fuel	1,160	575	338
Salaries, wages and benefits	715	616	533
Aircraft rent	556	530	396
Station operations	422	384	257
Sales and marketing	164	109	78
Maintenance, materials and repairs	146	119	83
Depreciation and amortization	45	38	33
CARES Act credits	—	(295)	(193)
Transaction and merger-related costs, net	10	—	—
Other operating	153	101	90
Total operating expenses	3,371	2,177	1,615
Operating income (loss)	(45)	(117)	(365)
Other income (expense):
Interest expense	(21)	(33)	(18)
Capitalized interest	11	4	6
Interest income and other	10	2	5
Total other income (expense)	—	(27)	(7)
Income (loss) before income taxes	(45)	(144)	(372)
Income tax expense (benefit)	(8)	(42)	(147)
Net income (loss)	$(37)	$(102)	$(225)
Earnings (loss) per share:
Basic	$(0.17)	$(0.48)	$(1.13)
Diluted	$(0.17)	$(0.48)	$(1.13)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(37)	$(102)	$(225)
Unrealized gains (losses) and amortization from cash flow hedges, net of adjustment for de-designation of fuel hedges, net of deferred tax benefit/(expense) of $(2), less than $(1), and $4 respectively (Note 7)	4	1	(15)
Other comprehensive income (loss)	4	1	(15)
Comprehensive income (loss)	$(33)	$(101)	$(240)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(37)	$(102)	$(225)
Deferred income taxes	(8)	(32)	(14)
Depreciation and amortization	45	38	33
Gains recognized on sale-leaseback transactions	(87)	(60)	(48)
Loss on extinguishment of debt	7	—	—
Warrant liability unrealized loss	—	22	9
Stock-based compensation	15	11	8
Amortization of cash flow hedges, net of tax	1	1	—
Cash flows from operating leases	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	(28)	(14)	61
Supplies and other current assets	(40)	174	(170)
Aircraft maintenance deposits	(18)	(20)	(15)
Other long-term assets	(94)	(37)	(32)
Accounts payable	(4)	13	—
Air traffic liability	40	138	(114)
Other liabilities	130	84	(67)
Cash provided by (used in) operating activities	(78)	216	(557)
Cash flows from investing activities:
Capital expenditures	(41)	(27)	(16)
Pre-delivery deposits for flight equipment, net of refunds	(111)	(36)	28
Other	(2)	(4)	(1)
Cash provided by (used in) investing activities	(154)	(67)	11
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	273	163	236
Principal repayments on debt	(266)	(97)	(126)
Proceeds from sale-leaseback transactions	71	59	47
Proceeds from initial public offering, net of offering costs, underwriting discounts and commissions	—	266	—
Proceeds from the exercise of stock options	1	3	—
Minimum tax withholdings on share-based awards	(4)	(3)	(1)
Cash provided by financing activities	75	391	156
Net increase (decrease) in cash, cash equivalents and restricted cash	(157)	540	(390)
Cash, cash equivalents and restricted cash, beginning of period	918	378	768
Cash, cash equivalents and restricted cash, end of period	$761	$918	$378

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2019	199,242,854	$—	$52	$486	$4	$542
Net income (loss)	—	—	—	(225)	—	(225)
Restricted stock issued	99,408	—	—	—	—	—
Shares issued in connection with vesting of restricted stock units	134,900	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(39,064)	—	—	—	—	—
Unrealized loss from cash flow hedges net of adjustment for de-designation of fuel hedges, net of tax (Note 7)	—	—	—	—	(15)	(15)
Stock-based compensation	—	—	8	—	—	8
Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net income (loss)	—	—	—	(102)	—	(102)
Shares issued in connection with vesting of restricted stock units	645,206	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(200,735)	—	(3)	—	—	(3)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	2,202,895	—	3	—	—	3
Stock-based compensation	—	—	11	—	—	11
Issuance of common stock upon initial public offering, net of offering costs, underwriting discounts and commissions (Note 1)	15,000,000	—	267	—	—	267
CARES Act warrants (Note 2)	—	—	43	—	—	43
Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
Net income (loss)	—	—	—	(37)	—	(37)
Shares issued in connection with vesting of restricted stock units	845,606	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(312,541)	—	(4)	—	—	(4)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized gain from cash flow hedges, net of tax	—	—	—	—	3	3
Stock option exercises	277,729	—	1	—	—	1
Stock-based compensation	—	—	15	—	—	15
Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
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
The Company is an ultra low-cost, low-fare airline headquartered in Denver, Colorado that offers flights throughout the United States and to select international destinations in the Americas, serving approximately 100 airports.
The Company is managed as a single business unit that primarily provides air transportation for passengers. Management has concluded there is only one reportable segment.
A reclassification of previously reported amounts has been made to conform to the current year’s presentation in the Company’s consolidated statements of cash flows. The reclassification relates to the removal of cash flows for derivative instruments, net within the operating section and the reclassification of those cash outflows into supplies and other current assets within the changes in operating assets and liabilities section of the Company’s consolidated statements of cash flows. This reclassification did not impact previously reported amounts on the Company’s audited consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), or consolidated statements of stockholders’ equity and there was no impact to the total operating, investing or financing cash flows within the consolidated statements of cash flows.
In addition, certain reclassifications of previously reported amounts have been made to conform to the current year presentation in Note 4. Other Current Assets, Note 13. Other Long-Term Liabilities and within the effective income tax rate table in Note 17. Income Taxes. These reclassifications did not impact previously reported amounts on the Company’s audited consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
Initial Public Offering
On March 31, 2021, the Company’s registration statement on Form S-1 relating to the Company’s initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”), and the Company’s common stock began trading on the NASDAQ Global Select Market on April 1, 2021 under the symbol “ULCC”. In April 2021, the Company received net proceeds of $266 million after deducting underwriting discounts and commissions of $14 million and offering costs of $5 million, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO, and exclusive of any income tax benefits from the transaction.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Restricted Cash
Restricted cash may include certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. The Company holds restricted cash to secure medical claims paid. Restricted cash may also include funds held as collateral for future travel paid with a credit card. These funds may be held by credit card processors directly under contracts that require a holdback of funds equal to a certain percentage of the related air traffic liability. If the Company fails to maintain certain liquidity and other financial covenants, the credit card processors’ rights to holdback would apply, which would result in a decrease of unrestricted cash. Restricted cash is carried at cost, which management believes approximates fair value. As of December 31, 2022 and 2021, the Company had less than $1 million of restricted cash.
Accounts Receivable, net
Receivables primarily consist of amounts due from credit card receivables, amounts due from select airport locations under revenue share agreements and amounts due from aircraft lessors for maintenance performed. The Company records an allowance for credit losses for amounts not expected to be collected. The Company estimates the allowance based on expected credit losses. The allowance for doubtful accounts was $4 million and $1 million as of December 31, 2022 and 2021, respectively.
Supplies, net
Supplies consist of expendable aircraft spare parts, aircraft fuel and other supplies and are stated at the lower of cost or net realizable value. Supplies are accounted for on a first-in, first-out basis and are charged to expense as they are used. An allowance for obsolescence on expendable aircraft spare parts is provided over the remaining lease term or the estimated useful life of the related aircraft fleet to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value. The allowance for obsolescence was $8 million and $12 million as of December 31, 2022 and 2021, respectively.
Property and Equipment, net
Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives to their estimated residual values. The Company capitalizes additions, modifications enhancing the operating performance of its assets and the interest related to payments used to acquire new aircraft and the construction of its facilities. The Company capitalizes interest attributable to pre-delivery deposit payments (“PDPs”) as an additional cost of the related asset beginning when activities necessary to get the asset ready for its intended use commence.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft	25 years	10%
Flight equipment leasehold improvements	Lesser of lease term or economic life	0%
Aircraft rotable parts	Fleet life	10%
Ground property and equipment	3 – 10 years	0%
Ground equipment leasehold improvements	Lesser of lease term or 10 years	0%
Internal-use software	3 – 10 years	0%
Capitalized maintenance	Lesser of lease term or economic life	0%
Buildings	Lesser of 40 years or economic life	10%
The components of depreciation and amortization expense are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Depreciation	$44	$38	$32
Intangible amortization	1	—	1
Total depreciation and amortization	$45	$38	$33
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products and enhancements to existing products that have reached the application development stage and are deemed feasible. The Company depreciates these costs using the straight-line method over the estimated useful life of the software. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time to, internal-use software projects. Capitalized computer software, net is included within ground and other equipment, which is a component of property and equipment, net on the accompanying consolidated balance sheets and totaled $10 million and $9 million as of December 31, 2022 and 2021, respectively.
Leases
The Company leases property and equipment under operating leases. For leases with initial terms greater than 12 months, the related operating lease right-of-use asset and corresponding operating lease liability are recorded at the present value of lease payments over the term on the Company’s consolidated balance sheets. Some leases include rental escalation clauses, renewal options, termination options and/or other items that cause variability that are factored into the determination of lease payments when appropriate. The Company does not separate lease and non-lease components of contracts, except for certain flight training equipment, for which consideration is allocated between lease and non-lease components.
When available, the rate implicit in the lease is used to discount lease payments to present value; however, most leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate (“IBR”) to discount the lease payments based on information available at lease commencement. The IBR utilized by the Company is first determined using an unsecured recourse borrowing rate over a tenor that matches the period of lease payments for each individual lease and then is adjusted to arrive at a rate that is representative of a collateralized rate (secured rate). Given the Company does not have an established unsecured public credit rating, the Company utilizes current period and projected financial information to simulate an unsecured credit rating. The Company then determines its secured IBR using a combination of several valuation methods that take into account the lower amount of risk of collateralized borrowings along with observable implied credit ratings from its current outstanding secured debt obligations.

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
As a result of the COVID-19 pandemic the Company performed a quantitative assessment on its indefinite-lived intangibles during 2020 and determined no impairment charges were necessary. As a result of the continued recovery during 2021 and 2022 and the substantial headroom between the book values and fair values of its indefinite-lived intangibles assets determined as part of the 2020 quantitative assessment, the Company performed qualitative assessments during 2022 and 2021, which resulted in no impairments.
The Company records impairment charges on long-lived assets used in operations and finite-lived intangible assets when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization including macroeconomic factors impacting future demand, length of service the asset will be used in the Company’s operations and estimated salvage values. There were no events or circumstances identified during 2022 that required the Company to perform a quantitative impairment assessment.
Aircraft Maintenance
The Company accounts for heavy maintenance and major overhauls under the deferral method, whereby the cost of heavy maintenance and major overhauls is deferred and recorded as flight equipment and depreciated over the lesser of the remaining lease term or the period until the next scheduled heavy maintenance event. The Company has separate maintenance cost-per-hour contracts for the repair of certain rotable parts to support airframe and engine maintenance and repair, as well as heavy maintenance and major overhauls. These agreements require monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft. For the contracts in which risk has been determined to transfer to the service provider, expense is recognized based on the contractual terms of the cost-per-hour arrangement. For those contracts in which risk has not been determined to transfer to the service provider, the Company initially records monthly payments as a deposit included in other assets on the Company’s consolidated balance sheets and then accounts for the underlying maintenance event when it occurs, in accordance with the Company’s maintenance accounting policy.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by its leases are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are determined to be related to the maintenance of the leased asset are accounted for as maintenance deposits, to the extent they are expected to be recoverable, and are reflected as aircraft maintenance deposits on the Company’s consolidated balance sheets. As the eligible maintenance is performed, the maintenance deposits are recorded in accounts receivable, net on the Company’s consolidated balance sheets. When it is not probable that the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent within aircraft rent in the Company’s consolidated statements of operations. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments and are not included within the right-of-use asset and respective lease liability.

The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor and the number of flight hours and cycles the aircraft is estimated to be utilized before it is returned to the lessor. Changes in estimates are accounted for on a cumulative catch-up basis. On a regular basis, the Company assesses the credit worthiness of the Company’s lessors to ensure deposits are collectible and, specifically, whether any credit losses exist for aircraft maintenance deposits. Based on these assessments, the Company determined no allowance was necessary as of December 31, 2022 and 2021.
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
Lease return costs could include, but are not limited to, redelivery cost, redelivery crew cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components and checks. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost, there are various other factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, the projected number of cycles run on the airframe at the time of return, the extent of repairs needed, if any, upon return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow maintenance reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. When costs become both probable and estimable, lease return costs are expensed as a component of aircraft rent in the Company’s consolidated statements of operations through the remaining lease term.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Derivative Instruments
Fuel Hedging Activities
Variability in jet fuel prices impacts the Company’s results of operations. In order to reduce the risk of exposure to fuel price increases, the Company may enter into derivative contracts such as swaps, call options and collars. Derivative instruments are stated at fair value, net of any collateral postings.
The Company formally designates and accounts for the derivative instruments that meet established accounting criteria under ASC 815, Derivatives and Hedging, as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instruments is recorded in accumulated other comprehensive income/loss (“AOCI/L”), a component of stockholders’ equity on the Company’s consolidated balance sheets. The Company recognizes the associated gains or losses deferred in AOCI/L, as well as the amounts that are paid or received in connection with the purchase or sale of fuel-related financial derivative instruments (i.e., premium costs of option contracts), as a component of aircraft fuel expense within the Company’s consolidated statements of operations in the period that the aircraft fuel is consumed. For derivative instruments that are not designated as cash flow hedges, the gain or loss on the instrument is recognized in current period earnings. Cash flows related to fuel derivative instruments are classified as operating activities in the Company's consolidated statements of cash flows. The Company presents its fuel derivative instruments gross on its consolidated balance sheets. The Company does not enter into derivative instruments for speculative purposes. Refer to Note 7 for additional information regarding the Company’s hedge accounting and derivative instruments.
Aircraft and Spare Engine Purchase Hedging Activities
The Company is party to certain interest rate swaption agreements that are accounted for as cash flow hedges, as defined under ASC 815, Derivatives and Hedging. Some of the Company’s aircraft and spare engine sale-leaseback agreements can expose it to interest rate risk as, depending on the agreement, rental payments are adjusted and become fixed based on the swap rate at the time of delivery. The primary objective for interest rate derivatives is to hedge the portion of the estimated future monthly rental payments related to the associated agreement’s variable interest rate, primarily the Secured Overnight Financing Rate (“SOFR”). These swaption agreements provide for a single payment at maturity based upon the change in the applicable swap rate between the execution date and the termination date. For interest rate derivatives, the Company recognizes the associated gains or losses deferred in AOCI/L, as well as amounts that are paid or received in connection with the purchase or sale of interest rate derivative instruments (i.e., premium costs of swaption contracts), as a component of aircraft rent expense within the Company’s consolidated statements of operations over the period of the related aircraft lease. Cash flows related to interest rate swaption agreements are classified as operating activities in the Company’s consolidated statements of cash flows. The Company presents its interest rate swaption derivative instruments gross on the consolidated balance sheets. The Company does not enter into derivative instruments for speculative purposes. Refer to Note 7 for additional information regarding the Company’s hedge accounting and derivative instruments.
Passenger Revenues
Fare revenues. Tickets sold in advance of the flight date are initially recorded as an air traffic liability on the Company’s consolidated balance sheets. Fare revenues are recognized in passenger revenues within the Company’s consolidated statements of operations at the time of departure when transportation is provided.
Non-fare passenger revenues. Certain ancillary items such as service fees, baggage and seat selection deemed part of providing passenger transportation are recognized to non-fare passenger revenues in passenger revenues within the Company’s consolidated statements of operations. Service fees include, among other things, convenience fees, charges for nonrefundable ticket expiration, cancellation charges and service charges assessed for itinerary changes made prior to the date of departure. Such change fees are recognized at the time of departure of the newly

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

scheduled travel. Beginning in March 2020, resulting from the reduction in demand from the COVID-19 pandemic, the Company waived cancellation and change fees for customers for most of 2020 and the first quarter of 2021.
Passenger Taxes and Fees. The Company is required to collect certain taxes and fees from customers on behalf of government agencies and airports and remit these back to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges, and foreign arrival and departure taxes. These taxes and fees are collected from customers at the time they purchase their tickets but are not included in passenger revenues. The Company records a liability within other current liabilities on the its consolidated balance sheets upon collection from the customer, and reduces the liability when payments are remitted to the applicable governmental agency or airport.
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
Consideration allocated based on the relative standalone selling price to both the brand licensing and access to member lists and advertising and marketing elements is recognized as other revenue in the Company’s consolidated statements of operations over time as mileage credits are delivered. The consideration allocated to the transportation portion of these mileage credit sales is deferred and recognized as a component of passenger revenue in the Company’s consolidated statements of operations at the time of travel for mileage credits redeemed. Mileage credits that the Company estimates are not likely to be redeemed are subject to breakage and are recognized as a portion of passenger revenues in the Company’s consolidated statements of operations in proportion to the pattern of rights exercised by customers. Management uses statistical modeling to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years. Redemptions are allocated between sold and flown mileage credits based on historical patterns.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

As a result of the reduction in demand due to the COVID-19 pandemic, beginning in March 2020, the Company extended the expiration dates of mileage credits issued under its frequent flyer program.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs, federal and state taxes and the amortized gains, losses and premiums associated with effective fuel hedge contracts within AOCI/L and gains and losses from ineffective or de-designated fuel hedge contracts.
Sales and Marketing
Sales and marketing expense includes credit card processing fees, system booking fees, sponsorship and distribution costs such as the costs of the Company’s contact centers and advertising costs. Advertising and the related production costs are expensed as incurred, and for the years ended December 31, 2022, 2021 and 2020 represented $9 million, $7 million and $4 million, respectively, of sales and marketing expense reported within the Company’s consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. The Company periodically assesses whether it is more likely than not that sufficient taxable income will be generated to realize deferred income tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future projected taxable income when assessing the future realization of deferred tax assets. In assessing the sources of income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of December 31, 2022 and 2021, the Company has an $8 million valuation allowance against its foreign and certain state net operating loss (“NOL”) deferred tax assets. Refer to Note 17 for additional information regarding the Company’s valuation allowance recorded as of December 31, 2022 and 2021.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for an award, with forfeitures accounted for as they occur. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. Restricted stock awards and restricted stock units are valued at the fair value of the shares on the date of grant. The exercise price of all stock awards is determined by the Company’s board of directors based, in part, on the ending stock price on the grant date. Prior to the Company’s IPO, there were significant judgments and estimates inherent in these valuations which included assumptions regarding the Company’s future operating performance, the time to complete potential liquidity events and the determinations of the appropriate valuation methods to be applied. Refer to Note 11 for additional disclosures regarding details of the Company’s stock-based compensation plans.
Gains on Sale-Leaseback Transactions
The Company enters into sale-leaseback transactions for its aircraft and aircraft engine assets, whereby the Company sells one or more aircraft or aircraft engine assets to a third-party and simultaneously enters into an operating lease for a right to use such assets for a fixed period of time. Gains on sale-leaseback transactions are recognized in the period in which title to the asset transfers to the buyer-lessor and the lease commences, as a

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

component of other operating expenses within the Company’s consolidated statements of operations. Gains on sale-leaseback transactions are calculated as the excess of the sale price of the asset over its carrying value. The carrying value of the assets sold will generally include the price paid for the asset, net of the amount of cash or the fair value of non-cash credits and incentives received from equipment and component manufacturers and any liquidated damages received from the manufacturer, the costs associated with delivery of the asset including any taxes or tariffs, financing costs capitalized in connection with the construction of the asset, capitalized maintenance and other improvements, and accumulated depreciation. Gains on sale-leaseback transactions may also be adjusted if it is determined that the terms of the sale transaction or the lease agreement are at a price other than fair value.
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel or both. Aircraft fuel represented approximately 34%, 26% and 21% of total operating expenses for the years ended December 31, 2022, 2021 and 2020, respectively. Gulf Coast Jet indexed fuel is the Company’s basis for the majority of aircraft fuel purchases. Any disruption to the oil production or refinery capacity in the Gulf Coast or any other index, as a result of weather or any other disaster, or disruptions in the supply chain of jet fuel, dramatic escalations in the cost of jet fuel and/or the failure of fuel providers to perform under fuel arrangements for other reasons could have a material adverse effect on the Company’s financial condition and results of operations.
As of December 31, 2022, the Company had seven union-represented employee groups that together represented approximately 87% of all employees. Additional disclosure relating to the Company’s union-represented employee groups is included in Note 14.
As of December 31, 2022, the Company had all capitalized maintenance deposits with two lessors, and all pre-delivery deposits for flight equipment with one vendor.
Recently Adopted Accounting Pronouncements
The Company did not adopt any previously issued accounting pronouncements during the year ended December 31, 2022 and none of the recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.
2. Impact of COVID-19
Impact of the COVID-19 Pandemic
The COVID-19 pandemic, along with government-mandated restrictions on travel, required stay-in-place orders and other social distancing measures, had a material adverse effect on the Company’s business and results of operations for the years ended December 31, 2022, 2021 and 2020. Although the Company has continued to experience a significant and sustained recovery during the year ended December 31, 2022 as compared to the years ended December 31, 2021 and 2020, the Company is unable to predict the future spread and impact of COVID-19, including future variants of the virus and its subvariants, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what the overall impact may be to consumer behavior and the resulting demand for air travel. Widespread distribution of COVID-19 vaccines has led to increased confidence in travel, particularly in the domestic leisure market on which the Company’s business is focused.
COVID-19 Relief Funding
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) became law on March 27, 2020, and provided the airline industry with up to $25 billion for a Payroll Support Program (the “PSP”) to be used for

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

employee wages, salaries and benefits and up to $25 billion in loans. During 2020 and 2021, the Company participated in the PSP, as well as the second Payroll Support Program (the “PSP2”) and the third Payroll Support Program (the “PSP3,” and, together with the PSP and the PSP2, the “PSPs”) offered by the U.S. Department of the Treasury (the “Treasury”), each of which included both a grant and an unsecured 10-year, low-interest promissory note. The grants were recognized within CARES Act credits in the Company’s consolidated statements of operations over the periods they were intended to support payroll. See Note 9 for further information on the promissory notes entered into with the Treasury as a result of participation in the payroll support programs (collectively, the “PSP Promissory Notes”).
On April 30, 2020, the Company reached an agreement with the Treasury under which the Company received $211 million of installment funding comprised of a $178 million grant (the “PSP Grant”) for payroll support for the period from April 2020 through September 2020, and a $33 million unsecured 10-year, low-interest loan (the “PSP Promissory Note”), all of which was received during the year ended December 31, 2020. The PSP Grant was recognized over the period it was intended to support payroll. The Company recognized the full $178 million of PSP Grant proceeds, net of deferred financing costs of $1 million, during the year ended December 31, 2020, within CARES Act credits in the Company’s consolidated statements of operations.
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
On January 15, 2021, pursuant to the Consolidated Appropriations Act, 2021, which extended the PSP provisions of the CARES Act, the Company entered into an agreement with the Treasury for installment funding under the PSP2, pursuant to which the Company received $161 million, comprised of a $143 million grant (the “PSP2 Grant”) for the continuation of payroll support from the date of the agreement through March 31, 2021, and an $18 million unsecured 10-year, low-interest loan (the “PSP2 Promissory Note”), all of which was received during the year ended December 31, 2021. The PSP2 Grant was recognized over the period it was intended to support payroll. The Company recognized the full $143 million of PSP2 Grant proceeds, net of deferred financing costs, during the year ended December 31, 2021, within CARES Act credits in the Company’s consolidated statements of operations.
The American Rescue Plan Act (the “ARP”), enacted on March 11, 2021, provided for additional assistance to passenger air carriers that received financial relief under PSP2. On April 29, 2021, the Company entered into an agreement with the Treasury for installment funding under the PSP3, pursuant to which the Company received $150 million, comprised of a $135 million grant (the “PSP3 Grant”) for the continuation of payroll support through September 30, 2021, and a $15 million unsecured 10-year, low-interest loan (the “PSP3 Promissory Note”), all of which was received during the year ended December 31, 2021. The PSP3 Grant was recognized over the period it was intended to support payroll. The Company recognized the full $135 million of PSP3 Grant proceeds, net of deferred financing costs, during the year ended December 31, 2021, within CARES Act credits in the Company’s consolidated statements of operations.
In connection with participation in the PSPs and the Treasury Loan, the Company has been subject to certain restrictions and limitations related to operations, use of grant funds, ability to terminate or furlough employees and executive compensation and dividends, of which the Company has been compliant with through December 31, 2022, as applicable. While most of the restriction periods have lapsed, as of December 31, 2022, the Company was still subject to restrictions on repurchases of equity securities listed on a national securities exchange and on payment of dividends until February 2, 2023, and remains subject to limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023 with additional required reporting and recordkeeping responsibilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

In connection with the PSP Promissory Notes and the Treasury Loan, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related Treasury Loan and PSP Promissory Notes, and is amortized utilizing the effective interest method as interest expense in the Company’s consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on the Company’s consolidated balance sheets, with periodic mark to market remeasurements included in interest expense in the Company’s consolidated statements of operations given the Company only had the option of settling in cash prior to being publicly traded. As a result of the IPO, the Company has the intent and ability to settle the warrants issued to the Treasury in shares and, as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the Company’s consolidated balance sheets and is no longer required to mark to market the warrants. The Company recorded no mark to market adjustments during the year ended December 31, 2022 and $22 million and $9 million in mark to market adjustments during the years ended December 31, 2021 and 2020, respectively, to interest expense within the Company’s consolidated statements of operations. The Treasury has not exercised any warrants as of December 31, 2022.
The CARES Act also provided for an employee retention credit (the “CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. In December 2020, the CARES Employee Retention Credit program was extended and enhanced through June 30, 2021. The ARP further extended the availability of the CARES Employee Retention Credit through December 31, 2021. As a result of the increase in revenues after the first quarter of 2021, the Company was no longer eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the years ended December 31, 2021 and 2020, the Company recognized $17 million and $16 million, respectively, related to the CARES Employee Retention Credit within CARES Act credits in the Company’s consolidated statements of operations.
3. Revenue Recognition
As of December 31, 2022 and 2021, the Company’s air traffic liability balance was $328 million and $273 million, respectively, including short-term and long-term liabilities. During the year ended December 31, 2022, substantially all of the air traffic liability as of December 31, 2021 has been recognized as passenger revenue within the Company’s consolidated statements of operations. Of the air traffic liability balances as of December 31, 2022 and 2021, $60 million and $11 million, respectively, was related to unearned membership fees, and $7 million and $59 million, respectively, was related to customer rights to book future travel, which either expire within 3 or 12 months after issuance if not redeemed by the customer. The amounts expected not to be redeemed are recognized over the historical pattern of rights exercised by customers to fare revenues in passenger revenues within the Company’s consolidated statements of operations.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $82 million, $58 million and $126 million of revenue, respectively, in passenger revenues within the Company’s consolidated statements of operations, related to expected and actual expiration of customer rights to book future travel. Estimated and actual expiration of customer rights to book future travel during the year ended December 31, 2020 was mainly due to the large amount of modifications of travel initiated by customers during late March through June 30, 2020 as a result of the COVID-19 pandemic.
The Company has a credit card affinity agreement with its credit card partner, Barclays Bank Delaware (“Barclays”), through 2029, which provides for joint marketing, grants certain benefits to co-branded credit card holders and allows Barclays to market using the Company’s customer database. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Passenger revenues:
Fare	$1,382	$806	$548
Non-fare passenger revenues:
Service fees	817	521	303
Baggage	741	457	229
Seat selection	251	170	84
Other	57	46	43
Total non-fare passenger revenue	1,866	1,194	659
Total passenger revenues	3,248	2,000	1,207
Other revenues	78	60	43
Total operating revenues	$3,326	$2,060	$1,250
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$3,051	$1,950	$1,201
Latin America	275	110	49
Total operating revenues	$3,326	$2,060	$1,250
The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
4. Other Current Assets
Other current assets consist of the following (in millions):

	December 31,
	2022	2021
Supplier incentives	$55	$11
Derivative instruments	24	—
Prepaid expenses	20	14
Income tax and other taxes receivable	8	12
Other	7	3
Total other current assets	$114	$40

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment, Net
The components of property and equipment, net are as follows (in millions):

	December 31,
	2022	2021
Flight equipment	$255	$212
Ground and other equipment	122	104
Less: accumulated depreciation	(151)	(130)
Total property and equipment, net	$226	$186
During the years ended December 31, 2022, 2021 and 2020 the Company deferred $40 million, $18 million and $9 million of costs for heavy maintenance, respectively.
The Company’s deferred heavy maintenance balance, net was $46 million and $20 million as of December 31, 2022 and 2021, respectively, and is included as a part of flight equipment within property and equipment, net on the Company’s consolidated balance sheets.
6. Intangible Assets, net
The following table summarizes the Company’s intangible assets, net (in millions):

		December 31,
		2022			2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Airport slots	Indefinite	$20	$—	$20	$20	$—	$20
Trademarks	Indefinite	6	—	6	6	—	6
		26	—	26	26	—	26
Finite-lived:
Affinity credit card program	16 years	16	(14)	2	16	(13)	3
Total intangible assets, net		$42	$(14)	$28	$42	$(13)	$29
Expected future amortization expense of the Company’s finite-lived intangible asset is less than $1 million per year from 2023 through 2029.
7. Financial Derivative Instruments and Risk Management
The Company is exposed to variability in jet fuel prices. Aircraft fuel is one of the Company’s largest operating expenses. Increases in jet fuel prices may adversely impact its financial performance, operating cash flow and financial position. As part of its risk management program, the Company may enter into derivative contracts in order to limit exposure to the fluctuations in jet fuel prices. There were no fuel hedges entered into during the years ended December 31, 2022 and 2021. The Company’s 2020 hedging program utilized call options and collar structures, which included both a purchased call option and sold put option. Although the use of collar structures can reduce the overall cost of hedging, these instruments carry more risk than purchased call options alone in that these instruments may result in a liability for the Company upon settlement.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Additionally, the Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the year ended December 31, 2022, the Company paid $19 million in upfront premiums for the option to enter into and exercise cash-settled swaps with a forward starting effective date. During the year ended December 31, 2021, the Company did not enter into any swaps and, therefore, paid no upfront premiums for options. During the year ended December 31, 2020, the Company paid $4 million in upfront premiums for options. As of December 31, 2022, the Company hedged the interest rate exposure on $573 million of total aircraft and spare engine rent for 14 aircraft and 4 engines, respectively, to be delivered by the end of 2023.
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
Additionally, the Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments but does not expect that any of its counterparties will fail to meet their respective obligations. The amount of such credit exposure is generally the fair value of the Company’s outstanding contracts in a receivable position. To manage credit risks, the Company selects counterparties based on credit assessments and monitors the market position with each counterparty. Based on the fair value of the Company’s fuel derivative instruments, the Company’s counterparties may require the Company to post collateral when the price of the underlying commodity decreases, and the Company may require its counterparties to provide collateral when the price of the underlying commodity increases. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts. The Company’s policy is to offset the liabilities represented by these contracts with any cash collateral paid to the counterparties.
The assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s consolidated balance sheets. There were $24 million of assets outstanding as of December 31, 2022 and no assets outstanding as of December 31, 2021.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the effect of fuel and interest rate derivative instruments reflected in aircraft fuel and rent expense, respectively, within the Company’s consolidated statements of operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Derivatives designated as cash flow hedges
Losses on fuel derivative contracts	$—	$—	$(26)
Amortization of cash flow hedges	$(1)	$(1)	$(1)

Derivatives not designated as cash flow hedges
Losses on fuel derivative contracts	$—	$—	$(56)
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s consolidated statements of comprehensive income (loss) (in millions):

	Year Ended December 31,
	2022	2021	2020
Derivatives designated as cash flow hedges
Fuel derivative contract gains (losses), net of tax	$—	$—	$(16)
Fuel derivative losses reclassified to earnings due to de-designation, net of tax	—	—	11
Interest rate derivative contract gains (losses), net of tax	3	—	(10)
Amortization of cash flow hedges, net of tax	1	1	—
Total	$4	$1	$(15)
As of December 31, 2022, $6 million is included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the Company’s consolidated statements of operations over the aircraft or engine lease term.
8. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	December 31,
	2022	2021
Passenger and other taxes and fees payable	$113	$84
Salaries, wages and benefits	104	89
Leased aircraft return costs	84	25
Aircraft maintenance	63	36
Station obligations	57	64
Fuel liabilities	34	23
Current portion of phantom equity units (Note 11)	—	26
Other current liabilities	63	36
Total other current liabilities	$518	$383

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

9. Debt
The Company’s debt obligations are as follows (in millions):

	December 31,
	2022	2021
Secured debt:
Pre-delivery credit facility(a)	$277	$174
Floating rate building note(b)	17	18
Treasury Loan(c)	—	150
Unsecured debt:
Affinity card advance purchase of mileage credits(d)	71	15
PSP Promissory Notes(e)	66	66
Total debt	431	423
Less current maturities of long-term debt	(157)	(127)
Less debt acquisition costs and other discounts, net	(2)	(9)
Long-term debt, net	$272	$287
__________________
(a)The Company, through an affiliate, entered into the PDP facility with Citibank, N.A., as facility agent, in December 2014 (as amended, the “PDP Financing Facility”). The PDP Financing Facility is primarily collateralized by the Company’s purchase agreement for Airbus A320 family aircraft deliveries (see Note 14) through the term of the facility, which extends through December 2025. As of December 31, 2022, the PDP Financing Facility allows for total commitments up to $290 million.
Interest is paid every 90 days based on the SOFR plus a margin for each individual tranche. The PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence with the last scheduled delivery of aircraft contemplated in the PDP Financing Facility, as currently in effect, expected to be in the fourth quarter of 2025.
(b)Represents a note with a commercial bank related to the Company’s headquarters building. Under the terms of the agreement, the Company began repaying the outstanding principal balance with quarterly payments beginning in January 2022 and continuing until the maturity date in December 2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month LIBOR plus a margin is payable monthly.
(c)On September 28, 2020, the Company entered into the Treasury Loan with the Treasury for a term loan facility of up to $574 million, and had borrowed $150 million under the loan as of December 31, 2021. On February 2, 2022, the Company repaid the Treasury Loan in full, along with accrued interest and associated fees of $1 million. Additionally, the Company recognized a $7 million loss on the extinguishment of debt for the year ended December 31, 2022 from the write-off of unamortized deferred financing costs associated with the Treasury Loan. The repayment terminated the loan agreement with the Treasury and substantially unencumbered the Company’s co-branded credit card program and related brand assets that secured the Treasury Loan.
(d)The Company entered into an agreement with Barclays in 2003 which, as amended, provides for joint marketing, grants certain benefits to co-branded credit cardholders (“Cardholders”) and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company meets certain conditions precedent. The pre-purchased miles facility amount is to be reset on January 15 of each calendar year through, and including, January 15, 2028 based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis, up to an aggregate maximum facility amount of $200 million. Per the terms of the Treasury Loan, the facility amount could not be extended above $15 million until full extinguishment of the Treasury Loan, which occurred in February 2022, and, as a result, the Company borrowed an additional $56 million in the first quarter of 2022. The Company pays interest on a monthly basis, which is based on a one-month LIBOR plus a margin. Beginning March 31, 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
(e)On April 30, 2020, the Company executed the PSP Promissory Note with the Treasury, pursuant to which the Company received a $33 million unsecured 10-year, low-interest loan. Subsequently, the Company entered into the PSP2 with the Treasury in January 2021 and the PSP3 with the Treasury in April 2021, from which the Company received an additional $18 million and $15 million, respectively, evidenced by the PSP2 Promissory Note and the PSP3 Promissory Note. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Cash payments for interest related to debt was $14 million, $9 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of December 31, 2022 and 2021, the Company did not have any outstanding letters of credit that were drawn upon.
As of December 31, 2022, future maturities of debt are payable as follows (in millions):

December 31, 2022
2023	$157
2024	137
2025	—
2026	—
2027	—
Thereafter	137
Total debt principal payments	$431
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of the date of this report, the Company is in compliance with all of its covenants.
10. Operating Leases
Aircraft
As of December 31, 2022, the Company leased 120 aircraft with remaining terms ranging from one month to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets. In addition, as of December 31, 2022, the Company leased 30 spare engines which are all under operating leases, with the remaining term ranging from 1 month to 12 years. As of December 31, 2022, the lease rates for 12 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the years ended December 31, 2022, 2021 and 2020, the Company executed sale-leaseback transactions with third-party lessors for 13, 13, and 9 new Airbus A320 family aircraft, respectively. Additionally, the Company completed sale-leaseback transactions for four engines, two engines and one engine during the years ended December 31, 2022, 2021 and 2020, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $87 million, $60 million and $48 million during the years ended December 31, 2022, 2021 and 2020, respectively, which are included as a component of other operating expenses within the Company’s consolidated statements of operations.
In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft previously owned by the Company. Of the four A319 aircraft originally scheduled to be returned in December 2021, two were returned during the second quarter of 2021 and two were returned during the third quarter of 2021, and the two A320ceo aircraft were returned as scheduled during the fourth quarter of 2021. The early returns of these aircraft retired the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $10 million charge included as a component of aircraft rent within the Company’s consolidated statements of operations for the year ended December 31, 2021 related to the accelerated rent and lease return obligations of the A319 aircraft returned early.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Aircraft Rent Expense and Maintenance Obligations
During the years ended December 31, 2022, 2021 and 2020, aircraft rent expense was $556 million, $530 million and $396 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable, and any impact from changes in those estimates, was $(1) million, $(3) million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $90 million, $61 million and $25 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, our total leased aircraft return cost liability was $102 million and $49 million, respectively and are reflected in other current liabilities and other long-term liabilities within the Company’s consolidated balance sheets.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of December 31, 2022 and 2021, the Company had aircraft maintenance deposits that are expected to be recoverable of $117 million and $108 million, respectively, on the Company’s consolidated balance sheets of which $12 million and $10 million, respectively, are included in accounts receivable, net on the Company’s consolidated balance sheets as the eligible maintenance has been performed. The remaining $105 million and $98 million are included within aircraft maintenance deposits on the Company’s consolidated balance sheets as of December 31, 2022 and 2021, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of December 31, 2022, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be $3 million per year for the years 2023 through 2026, $4 million for 2027 and $5 million thereafter, before consideration of reimbursements.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2022, the remaining lease terms vary from one month to ten years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s consolidated balance sheets as a right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to nine years as of December 31, 2022.
During June 2022, the Company entered into an agreement with an existing vendor that provides access and use of certain components and maintenance services, which modified the existing term by extending the agreement through 2031 and provided for more favorable pricing terms, including additional supplier credits to be recognized ratably over the term of the arrangement. As a result, the Company remeasured both its lease liability and right-of-use asset to reflect the extended terms and recorded a $22 million lease incentive in June of 2022.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the Company’s consolidated statements of operations. The payback of all previous aircraft and engine rent deferrals was completed as of December 31, 2021, and, therefore, there was no impact to aircraft rent within the Company’s consolidated statement of operations for the year ended December 31, 2022. The payback of station deferrals decreased operating cash flows and unfavorably impacted station operations within the Company’s results of operations by $3 million for the year ended December 31, 2022. The deferrals for the year ended December 31, 2021 decreased operating cash flows and unfavorably impacted the Company’s result of operations by $22 million, including a $31 million unfavorable impact to aircraft rent, partly offset by a $9 million favorable impact to station operations within the Company’s consolidated statement of operations. The deferrals for the year ended December 31, 2020 increased operating cash flows and favorably impacted the Company’s results of operations by $33 million, including a $31 million favorable impact to aircraft rent and a $2 million favorable impact to station operations within the Company’s consolidated statement of operations. As of December 31, 2022, the Company had $8 million in station deferrals which will be recognized to station operations within the Company’s consolidated statements of operations in future periods as the deferrals are repaid.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Lease Position
The table below presents the lease-related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2022 and 2021 (in millions):

		December 31,
	Balance Sheet Classification	2022	2021
Assets
Operating lease assets	Operating lease right-of-use assets	$2,484	$2,426
Liabilities
Current
Operating	Current maturities of operating leases	$465	$444
Long-term operating leases
Operating	Long-term operating leases	2,034	1,991
Total lease liabilities		$2,499	$2,435
Weighted-average remaining lease term
Operating leases		8 years	7 years
Weighted-average discount rate
Operating leases		5.39%	5.08%
Lease Costs
The table below presents certain information related to lease costs for operating leases during the years ended December 31, 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost(a)	$478	$454	$337
Variable lease cost(a)	219	284	220
Total lease costs	$697	$738	$557
______________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows as of December 31, 2022 (in millions) for each of the next five years and total of the remaining years to the operating lease liability recorded on the Company’s consolidated balance sheet:

December 31, 2022
Operating Leases
2023	$478
2024	462
2025	447
2026	383
2027	317
Thereafter	1,005
Total undiscounted minimum lease rentals	3,092
Less: amount of lease payments representing interest	(593)
Present value of future minimum lease rentals	2,499
Less: current obligations under operating leases	(465)
Long-term operating lease obligations	$2,034
During the years ended December 31, 2022 and 2021, the Company acquired, through new operating leases, operating lease assets totaling $405 million and $500 million, respectively, which are included in operating lease right-of-use assets on the Company’s consolidated balance sheets. During the years ended December 31, 2022, 2021 and 2020, the Company paid cash of $464 million, $461 million and $340 million net of lessor incentives received, respectively, for amounts included in the measurement of lease liabilities.
11. Stock-Based Compensation
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $15 million, $11 million and $8 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s consolidated statements of operations. The stock-based compensation expense is related to stock options and restricted awards. The total income tax benefit recognized in the income statement for stock-based compensation expenses was $3 million, $2 million and $2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also recognized additional income tax benefits of $1 million, $8 million and less than $1 million, for the years ended December 31, 2022, 2021 and 2020, respectively, for which options were exercised or restricted shares vested.
Stock Options and Restricted Awards
In April 2014, FGHI approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock were reserved for issuance. Concurrently with the Company’s IPO, on April 1, 2021 the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock, as well as the 11 million issued awards from the 2014 Plan that were still outstanding plus any subsequently forfeited awards or awards that lapse unexercised after April 1, 2021, to be available for future issuances of stock-based compensation awards to be granted to members of the Board of Directors and certain employees and consultants. Additionally, shares available for issuance under the 2021 Plan will be subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s Board of Directors;

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options. On January 1, 2022, 2,170,650 shares were added to the 2021 Plan as a result of the annual increase. As of December 31, 2022, there were 8 million shares available for issuance.
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
A summary of stock option activity during the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Grant Date Fair Value (in millions)
Outstanding at January 1, 2022	7,651,407	$1.99	$8
Issued	—	—	—
Exercised	(277,729)	$2.69	(1)
Forfeited	—	—	—
Outstanding at December 31, 2022	7,373,678	$1.96	$7
Exercisable at December 31, 2022	7,346,601	$1.93	$7
There were no options granted during the years ended December 31, 2022, 2021, and 2020. During the years ended December 31, 2022 and 2021, 277,729 and 2,202,895 vested stock options were exercised, respectively, with an intrinsic value of $3 million and $32 million, respectively; and there were no exercises during the year ended December 31, 2020. As of December 31, 2022, the aggregate intrinsic value of outstanding options was $61 million.
As of December 31, 2022, there was less than $1 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 0.7 years. Additionally, as of December 31, 2022, exercisable options and outstanding options both have a remaining weighted-average contractual term of 2.2 years.
Restricted Awards
Restricted stock awards and restricted stock units in FGHI (collectively, “Restricted Awards”) are valued at the fair value of FGHI’s common stock on the date of grant. Restricted stock awards generally vest on the one-year anniversary from the date of issuance based upon time-based service conditions. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Vesting of restricted stock units is based on time-based service conditions, approximately one year of continuous service for the Company’s Board of Directors and three to four years of continuous service for all other employees. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Generally, within 30 days after vesting, the shares underlying the restricted stock unit award will be issued to the participant. If a successor corporation in a change of control event fails to assume or substitute for the Restricted Awards under the 2021 Plan, such awards will automatically vest in full as of immediately prior to the consummation of such a change in control. Compensation expense, net of forfeitures as incurred on a specific identification basis, is recognized on a straight-line basis over the requisite service period.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

A summary of Restricted Award activity during the years ended December 31, 2022, 2021 and 2020 is presented below:

	2022		2021		2020
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	1,970,294	$12.47	2,020,650	$10.54	368,714	$12.17
Issued	1,344,532	$11.96	899,800	$14.70	1,869,372	$10.39
Vested	(533,065)	$12.48	(543,879)	$10.23	(151,430)	$12.22
Forfeited	(73,711)	$11.98	(205,542)	$10.62	(26,942)	$11.05
Repurchased (a)	(312,541)	$12.14	(200,735)	$11.00	(39,064)	$11.82
Outstanding at December 31	2,395,509	$12.24	1,970,294	$12.47	2,020,650	$10.54
__________________
(a) Represents withholdings to cover tax obligations on vested shares when applicable

The total fair value of restricted awards vested was $10 million, $11 million and $2 million, during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $18 million of unrecognized compensation cost related to unvested Restricted Awards which is expected to be recognized over a weighted-average period of 2.1 years.
Liability-Classified Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed by Frontier in June 2011, (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2019, the final associated liability was $137 million, of which $111 million was paid in March 2020 and the remaining $26 million was paid in March 2022, prior to which the balance was presented within other current liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
12. Employee Retirement Plans
The Company recorded $56 million, $46 million and $37 million in expense related to matching contributions to employee retirement plans for the years ended December 31, 2022, 2021 and 2020, respectively. This is recorded as a component of salaries, wages and benefits in the Company’s consolidated statements of operations.
Frontier 401(k) Plan
The Company sponsors The Frontier Airlines, Inc. 401(k) Retirement Plan (the “Frontier 401(k) Plan”) under Section 401(k) of the Internal Revenue Code. This plan excludes pilots, who are covered under a separate plan discussed below. Under the Frontier 401(k) Plan, the Company matches 50% of each eligible participant’s contribution, up to 2% of their compensation for maintenance employees and up to 6% of their compensation for all other employees, excluding flight attendants, whose contributions are matched at 100% of up to 6% of their compensation. Effective February 2022, contributions for employees begin after 60 days of employment (previously one year) and vest 25% per year over four years. Participants are entitled to receive distributions of all vested

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

amounts beginning at age 59 1/2. The plan is subject to the annual IRS elective deferral limit of $20,500 for 2022 and $19,500 for 2021 and 2020.
FAPA Plan
The Company also established the Frontier Airlines, Inc. Pilots Retirement Plan (the “FAPA Plan”), a defined contribution retirement plan for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots Association (“FAPA”). Effective September 1, 2016, pilots are no longer represented by FAPA and are represented by the Air Line Pilots Association (“ALPA”), however the FAPA Plan remained in effect under the collective bargaining agreement with ALPA. Under the latest collective bargaining agreement with the pilots, effective as of January 2019 for a five year period, the Company match no longer occurs under this plan, and instead, the Company makes nonelective contributions on behalf of each eligible pilot equal to a percentage of the pilot’s compensation, ranging from 12% to 15% over the term of the collective bargaining agreement (see Note 14). The nonelective contributions are subject to vesting based on years of service. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. The plan is subject to the annual IRS elective deferral limit of $20,500 for 2022 and $19,500 for 2021 and 2020.
13. Other Long-Term Liabilities
Other long-term liabilities consist of the following (in millions):

	December 31,
	2022	2021
Deferred supplier incentives	$43	$14
Leased aircraft return costs	18	24
Deferred revenue	18	21
Other	18	1
Total other long-term liabilities	$97	$60
14. Commitments and Contingencies
Flight Equipment Commitments
As of December 31, 2022, the Company’s firm aircraft and engine orders consisted of the following:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
2023	—	13	13	4
2024	—	33	33	2
2025	17	13	30	4
2026	19	22	41	4
2027	21	21	42	3
Thereafter	10	52	62	2
Total	67	154	221	19
As of December 31, 2022, all of the aircraft under the original master purchase agreement with Airbus (“backlog aircraft”) have been received. During December 2017, the Company entered into an amendment to the previously existing master purchase agreement, under which the Company has a commitment to purchase a remaining incremental 67 A320neo and 63 A321neo aircraft (“incremental aircraft”), with the first delivery

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

occurring in September 2022 and the remaining expected to be delivered through 2028, per the latest delivery schedule.
During October 2019, the Company entered into an amendment to the previously existing master purchase agreement that allows the Company the option to convert 18 A320neo aircraft to A321XLR aircraft. The conversion right is available until June 2023, per the latest amendment, and is not reflected in the table above as this option has not been exercised. Each of the Company’s amended agreements with Airbus provide for, among other things, varying purchase incentives for each aircraft type (e.g., A320neo versus A321neo), which are allocated proportionally by aircraft type over the remaining aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized within other assets on the Company’s consolidated balance sheets, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost.
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
As of December 31, 2022, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $760 million in 2023, $1,974 million in 2024, $1,767 million in 2025, $2,358 million in 2026, $2,448 million in 2027 and $3,758 million thereafter.
As of December 31, 2022, the Company had signed lease agreements with two of its leasing partners to add ten additional A321neo aircraft through direct leases, with deliveries beginning in the first quarter of 2023 and continuing into the third quarter of 2023, based on the latest delivery schedule. None of these ten aircraft are reflected in the table above given these are not committed purchase agreements.
Litigation and Other Contingencies
On March 12, 2021, the DOT advised the Company that it was in receipt of information indicating that the Company had failed to comply with certain DOT consumer protection requirements relating to consumer refund and credit practices and requested that the Company provide certain information to the DOT. The original DOT request for information and subsequent correspondence and requests were focused on the Company’s refund practices on Company initiated flight cancellations and/or significant schedule changes in flights as a result of the COVID-19 pandemic. The Company fully cooperated with the DOT request.
During November 2022, the Company reached a settlement with the DOT that required the Company to offer refunds to any impacted passengers who did not use a provided flight credit or were not provided other travel accommodations and/or incentives in connection with Frontier-initiated flight cancellations and/or significant schedule changes. The Company was also required to provide short duration flight credits for certain customers who were unable to redeem their flight credits during a period in 2020 due to technological issues as well as pay a net cash penalty of $1 million. The impact of the settlement for amounts in excess of reserves previously established for this matter for the year ended December 31, 2022 was not material.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Employees
The Company has seven union-represented employee groups that together represent approximately 87% of all employees as of December 31, 2022. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of December 31, 2022:

			Percentage of Workforce
Employee Group	Representative	Amendable Date	December 31, 2022
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	52%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025(a)	3%
Aircraft Appearance Agents	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(b)	<1%
Material Specialists	IBT	March 2022(b)	<1%
Maintenance Controllers	IBT	October 2023	<1%
__________________
(a)The Company conducted off-cycle negotiations in May 2022 with its aircraft technicians, represented by IBT, where the amendable date was extended from March 2024 to May 2025.
(b)The Company’s collective bargaining agreements with its dispatchers and material specialists, represented by TWU and IBT, respectively, were still amendable as of December 31, 2022 and negotiations are ongoing; however, each agreement is operating under its current arrangement until an amendment has been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5 million for health care claims estimated to be incurred but not yet paid as of December 31, 2022 and 2021, which is included as a component of other current liabilities on the Company’s consolidated balance sheets.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
15. Stockholders’ Equity
As of December 31, 2022 and 2021, the Company has authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
The Company had 217,875,890 and 217,065,096 shares of common stock outstanding as of December 31, 2022 and 2021, respectively. All of the Company’s issued and outstanding shares of common stock are duly authorized, validly issued, fully paid and nonassessable. Each holder of the Company’s common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Holders of the Company’s common stock have no preemptive, subscription or other rights, and no redemption or sinking fund provisions applicable to the Company’s common stock exist.
During each of the years ended December 31, 2022, 2021 and 2020, no dividends were declared and the Company paid less than $1 million in distributions to those with other participating rights. As of December 31, 2022 there were no dividends payable outstanding. As of December 31, 2021, less than $1 million was payable to those with other participating rights, which was included in other current liabilities on the Company’s consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

16. Net Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed pursuant to the two-class method. Under the two-class method, the Company attributes net income to common stock and other participating rights (including those with vested share-based awards). Basic net earnings per share is calculated by taking net income, less earnings allocated to participating rights, divided by the basic weighted-average common stock outstanding. Net loss per share is calculated by taking net loss divided by basic weighted-average common stock outstanding as participating rights do not share in losses. In accordance with the two-class method, diluted net earnings (loss) per share is calculated using the more dilutive impact of the treasury-stock method or from reducing net income for the earnings allocated to participating rights.
The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Year Ended December 31,
	2022	2021	2020
Basic:
Net income (loss)	$(37)	$(102)	$(225)
Less: net income attributable to participating rights	—	—	—
Net income (loss) attributable to common stockholders	$(37)	$(102)	$(225)
Weighted-average common shares outstanding, basic	217,601,373	211,436,542	199,260,410
Net earnings (loss) per share, basic	$(0.17)	$(0.48)	$(1.13)
Diluted:
Net income (loss)	$(37)	$(102)	$(225)
Less: net income attributable to participating rights	—	—	—
Net income (loss) attributable to common stockholders	$(37)	$(102)	$(225)
Weighted-average common shares outstanding, basic	217,601,373	211,436,542	199,260,410
Effect of dilutive potential common shares	—	—	—
Weighted-average common shares outstanding, diluted	217,601,373	211,436,542	199,260,410
Net earnings (loss) per share, diluted	$(0.17)	$(0.48)	$(1.13)
Due to the net loss for the years ended December 31, 2022, 2021 and 2020, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

17. Income Taxes
The components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$(10)	$(134)
State and local	—	—	1
Current income tax expense (benefit)	—	(10)	(133)
Deferred:
Federal	(7)	(32)	(5)
State and local	(1)	(1)	(9)
Foreign	—	1	—
Deferred income tax expense (benefit)	(8)	(32)	(14)
Total income tax expense (benefit)	$(8)	$(42)	$(147)
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.7	1.6	2.1
Excess tax benefits of stock-based compensation	1.2	5.2	—
Reserves for uncertain tax positions, net	0.6	6.2	(0.2)
Nondeductible warrants	—	(3.5)	(0.5)
Impact of the CARES Act	—	—	16.9
Executive compensation limitation	(3.9)	(0.5)	—
Return to provision adjustment	(2.9)	—	—
Other	0.1	(0.8)	0.2
Effective income tax rate	17.8%	29.2%	39.5%
The effective tax rate for the year ended December 31, 2022 is lower than the statutory rate, primarily due to limitations on compensation provided to certain executives pursuant to Internal Revenue Code section 162(m) and return to provision adjustments, partly offset by state taxes, net of federal benefit and excess tax benefits of stock-based compensation. The effective tax rate for the year ended December 31, 2021 was greater than the statutory rate, primarily attributable to the release of the reserves related to uncertain tax positions for which the statute of limitations has expired and excess tax benefits associated with the Company’s stock-based compensation arrangements, partly offset by non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of the Company’s participation in the PSPs and the Treasury Loan.
The CARES Act permits an NOL generated in 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, the Company’s taxable losses for 2020 were fully absorbed in the 2015 and 2016 tax years (pre-Tax Cuts and Jobs Act) in which a federal 35% tax rate applies, resulting in a permanent benefit of the 14% rate differential which was favorably impacted by the inclusion of the tax deduction for the payments made to FAPAInvest, LLC, as described in Note 11.
The Company had net tax payments/(refunds) of less than $1 million, $(158) million and $9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The following table shows the components of the Company’s deferred tax assets and liabilities (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Operating lease liability	$568	$551
Net operating losses	50	47
Nondeductible accruals	42	32
Deferred revenue	14	12
Income tax credits	1	2
Valuation allowance	(8)	(8)
Other	10	10
Deferred tax assets	$677	$646
Deferred tax liabilities:
Right-of-use asset	$(559)	$(545)
Property and equipment	(41)	(36)
Maintenance deposits	(24)	(22)
Intangibles	(6)	(6)
Other	(14)	(12)
Deferred tax liabilities	(644)	(621)
Net deferred tax assets (liabilities)	$33	$25
As of December 31, 2022, the Company’s net deferred tax asset balance was $33 million, and was classified within other assets on the Company’s consolidated balance sheet. This balance included $50 million of deferred tax assets related to NOL carry forwards which are made up of $32 million of federal NOLs, which do not expire, $11 million of state NOLs, which expire from one year to having no expiration, and $7 million of foreign NOLs, which expire in eight years. The Company recognizes a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
The Company considers all available positive and negative evidence in determining the need for a valuation allowance. The Company updated this assessment as of December 31, 2022, noting that in part as a result of the significant impacts from the COVID-19 pandemic, the Company was in a cumulative three-year loss position. Prior to the pandemic, the Company has a consistent history of generating significant earnings and resulting taxable income and has typically utilized significant deferred tax assets such as NOLs prior to expiration. The main source of taxable income that supports realization of the Company’s deferred tax assets was from the Company’s projected future taxable income. The Company expects to generate significant positive earnings in the near term as the recovery from the pandemic is expected to continue which would support the realization of substantially all of the Company’s federal and state deferred tax assets. As a result of the assessment as of December 31, 2022, the Company maintained its valuation allowance related to its $7 million of foreign deferred tax assets and certain state

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

deferred tax assets of $1 million, as these will most likely not be realized, given the short expiry periods in foreign and certain state jurisdictions.
The following table shows the components of the Company’s unrecognized tax benefits related to uncertain tax positions (in millions):

	2022	2021	2020
Unrecognized tax benefits at January 1	$1	$10	$9
Decrease for tax positions taken during prior period	—	(9)	—
Increase for tax positions taken during current period	—	—	1
Unrecognized tax benefits at December 31	$1	$1	$10
In December of 2021, the Company received its federal tax refund related to the Company carrying back its 2020 losses to previous year’s tax returns that included certain unrecognized tax positions. Upon receipt of the 2020 tax year refund, the previous year’s tax returns effectively are considered closed and, as the statute of limitations reverted back at that time to its original expiry, the Company released any reserve related to tax periods where the statute of limitations would have lapsed.
It is reasonably possible that the amount of unrecognized tax benefit could change within the next 12 months pending the outcome of any cases currently in litigation or a lapse in the statute of limitations. The total amount of unrecognized benefit, if recognized, would reduce income tax expense by $1 million. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes, and any associated penalties in other operating expenses. The amounts recorded in the Company’s consolidated financial statements related to interest and penalties was less than $1 million for each of the years ended December 31, 2022, 2021 and 2020.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates yearly. The Company's federal income tax returns for tax years 2019 and forward remain open. Additionally, various tax years remain open to examination by state and local taxing jurisdictions.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions, and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of December 31, 2022 and 2021, the Company had less than $1 million of restricted cash.
Interest Rate Derivative Contracts
Interest rate derivative contracts are valued under an income approach based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets and, therefore, they are classified as Level 2 inputs. Given the swaptions will be cash-settled upon exercise and that the market value will be done using overnight indexed swap (OIS) discounting, OIS discounting is applied to the income approach valuation.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$277	$277	$174	$175
Floating rate building note	17	17	18	19
Treasury Loan	—	—	150	156
Unsecured debt:
Affinity card advance purchase of mileage credits	71	66	15	14
PSP Promissory Note	66	52	66	58
Total debt	$431	$412	$423	$422

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements (in millions):

		Fair Value Measurements as of December 31, 2022
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$761	$761	$—	$—
Interest rate derivative contracts	Other current assets	$24	$—	$24	$—

		Fair Value Measurements as of December 31, 2021
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$918	$918	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2022 and 2021.
19. Related Parties
Management Services
Indigo Partners, LLC (“Indigo Partners”) manages an investment fund that is the controlling stockholder of the Company. The Company is assessed a quarterly fee by Indigo Partners for management services. The Company recorded $2 million for each of the years ended December 31, 2022, 2021 and 2020 for these fees, which are included as other operating expenses within the Company’s consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris and one is an alternate director. As of December 31, 2022, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.
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
20. The Proposed Merger with Spirit Airlines, Inc. (“Spirit”).
On February 5, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Top Gun Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of the Company, and Spirit. The Merger Agreement provided that, among other things, the Merger Sub would be merged with and into Spirit (the “Merger”), with Spirit surviving the Merger and continuing as a wholly-owned subsidiary of the Company. On July 27, 2022, the Company and Spirit mutually terminated the Merger Agreement.
During the year ended December 31, 2022, the Company recorded $10 million in net expenses related to the proposed Merger within transaction and merger-related costs, net in the Company’s consolidated statement of

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

operations. These costs included $19 million in retention bonus expense, which included an acceleration of 50% of Merger-related retention costs for all eligible employees who were not subject to CARES Act compensation restrictions, and $16 million in transaction costs, which are made up of banking, legal and accounting fees, among others, offset by $25 million received from Spirit for reimbursement of incurred Merger-related expenses in accordance with the termination provisions set forth in the Merger Agreement.
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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives and, as noted above, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2022. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION
On February 21, 2023, our board of directors approved our Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective as of such date. Among other matters, the Amended and Restated Bylaws (i) revise procedures and disclosure requirements for the nomination of directors, including to address new Rule 14a-19 of the Exchange Act relating to universal proxy cards; (ii) require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; (iii) clarify certain provisions regarding the establishment of the record date for meetings of stockholders; (iv) clarify certain provisions regarding the preparation and availability of the stockholder list; (v) clarify certain provisions regarding the appointment, and duties of, inspectors of election; and (vii) make other administrative, modernizing, clarifying and conforming changes. The foregoing summary of the amendments to the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements
Our consolidated financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.
(3) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number
2.1	Agreement and Plan of Merger, dated as of February 5, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	001-40304	2/7/2022	2.1

2.2	Amendment to Agreement and Plan of Merger, dated as of June 2, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	001-40304	6/3/2022	2.1

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of June 24, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	001-40304	6/27/2022	2.1

2.4	Termination Agreement, dated as of July 27, 2022, by and among Frontier Group Holdings, Inc., Spirit Airlines, Inc. and Top Gun Acquisition Corp.	8-K	001-40304	7/27/2022	2.1

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.					X

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40304	2/23/2022	4.1

4.2	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.3	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	001-40304	4/6/2021	4.1

4.4†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.35

4.5	Form of PSP Warrant (incorporated by reference to Annex B of Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.36

4.6	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.38

4.7	Form of Warrant (incorporated by reference to Annex B of Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.39

4.8	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.43

4.9	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.44

4.10	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	001-40204	5/13/2021	4.5

4.11	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021).	10-Q	001-40204	5/13/2021	4.6

10.1	Airport Use and Lease Agreement, dated as of February 1, 2021, by and between Frontier Airlines, Inc. and the City and County of Denver.	S-1	333-254004	3/8/2021	10.1

10.2(a)#	2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(b)

10.2(c)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement for Non-Employee Directors.	S-1	333-254004	3/8/2021	10.2(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and RSU Award Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(d)

10.3(a)#	2021 Incentive Award Plan.	S-1/A	333-254004	3/23/2021	10.3(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(d)

10.4#	Form of Indemnification Agreement for directors and officers.	S-1	333-254004	3/8/2021	10.4

10.5#	Form of Bonus Letter	8-K	001-40204	6/21/2021	10.1

10.6#	Employment Agreement, dated as of March 15, 2016, by and between Frontier Airlines, Inc. and Barry L. Biffle.	S-1	333-254004	3/8/2021	10.5

10.7#	Amended and Restated Employment Agreement, dated as of April 13, 2017, by and between Frontier Airlines, Inc. and James G. Dempsey.	S-1	333-254004	3/8/2021	10.6

10.8#	Employment Agreement, dated as of June 1, 2017, by and between Frontier Airlines, Inc. and Jake F. Filene.	S-1	333-254004	3/8/2021	10.7

10.9#	Employment Letter, dated as of June 30, 2014, by and between Frontier Airlines, Inc. and Howard M. Diamond.	S-1	333-254004	3/8/2021	10.8

10.10(a)#	Employment Agreement, dated as of June 25, 2012, by and between Frontier Airlines, Inc. and Daniel M. Shurz.	S-1	333-254004	3/8/2021	10.10(a)

10.10(b)#	Amendment to Employment Agreement, dated as of September 13, 2013, by and between Frontier Airlines, Inc. and Daniel M. Shurz.	S-1	333-254004	3/8/2021	10.10(b)

10.11#	Employment Letter, dated as of February 13, 2019, by and between Frontier Airlines, Inc. and Trevor J. Stedke.	S-1	333-254004	3/8/2021	10.11

10.12#	Employment Letter, dated as of March 2, 2021, by and between Frontier Airlines, Inc. and Craig R. Maccubbin.	S-1/A	333-254004	3/23/2021	10.47

10.13#	Non-Employee Director Compensation Program, as amended on May 18, 2022.	10-Q	001-40304	7/27/2022	10.1

10.14(a)#	Amended and Restated Phantom Equity Investment Agreement, dated as of December 3, 2013, by and among Frontier Airlines, Inc., Falcon Acquisition Group, Inc. and FAPAInvest, LLC.	S-1	333-254004	3/8/2021	10.13(a)

10.14(b)#	Amendment to Amended and Restated Phantom Equity Investment Agreement, dated as of December 20, 2016, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and FAPAInvest, LLC.	S-1	333-254004	3/8/2021	10.13(b)

10.14(c)#	Second Amendment to Amended and Restated Phantom Equity Investment Agreement, dated as of December 27, 2019, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and FAPAInvest, LLC.	S-1	333-254004	3/8/2021	10.13(c)

10.15#	Professional Services Agreement, dated December 3, 2013, by and among Indigo Partners LLC, Frontier Airlines Holdings, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.14

10.16#	Subscription Agreement, dated as of December 3, 2013, by and between Falcon Acquisition Group, Inc. and Indigo Frontier Holdings Company, LLC.	S-1	333-254004	3/8/2021	10.15

10.17(a)†	Airbus A320 Family Aircraft Purchase Agreement, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(a)

10.17(b)†	Amended and Restated Letter Agreement No. 1, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(b)

10.17(c)†	Third Amended and Restated Letter Agreement No. 2, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(c)

10.17(d)†	Second Amended and Restated Letter Agreement No. 3, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(d)

10.17(e)†	Amended and Restated Letter Agreement No. 4, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(e)

10.17(f)†	Letter Agreement No. 5, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(f)

10.17(g)†	Letter Agreement No. 6A, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(g)

10.17(h)†	Letter Agreement No. 6B, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(h)

10.17(i)†	Letter Agreement No. 6D, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(i)

10.17(j)†	Letter Agreement No. 6D-1, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(j)

10.17(k)†	Letter Agreement No. 6D-2, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(k)

10.17(l)†	Letter Agreement No. 6D-3, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(l)

10.17(m)†	Amended and Restated Letter Agreement No. 7, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(m)

10.17(n)†	Letter Agreement No. 8, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(n)

10.17(o)†	Letter Agreement No. 9, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(o)

10.17(p)†	Amended and Restated Letter Agreement No. 10, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(p)

10.17(q)†	Letter Agreement No. 11, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(q)

10.17(r)†	Amendment No. 1 to Airbus A320 Family Aircraft Purchase Agreement, dated as of January 10, 2013, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(q)

10.17(s)†	Amendment No. 2 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 3, 2013, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(r)

10.17(t)†	Amendment No. 3 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(s)

10.17(u)†	Amendment No. 4 to Airbus A320 Family Aircraft Purchase Agreement, dated as of August 7, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(t)

10.17(v)†	Amendment No. 5 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(u)

10.17(w)†	Amendment No. 6 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 1, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(v)

10.17(x)†	Amendment No. 7 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(w)

10.17(y)†	Amendment No. 8 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 16, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(x)

10.17(z)†	Amendment No. 9 to Airbus A320 Family Aircraft Purchase Agreement, dated as of May 4, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(y)

10.17(aa)†	Amendment No. 10 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 2, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(z)

10.17(bb)†	Amendment No. 11 to Airbus A320 Family Aircraft Purchase Agreement, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(bb)

10.17(cc)†	Amendment No. 12 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 31, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.17(dd)†	Amendment No. 13 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 16, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.17(ee)†	Letter Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(aa)

10.18(a)†	Airbus A321 Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(a)

10.18(b)†	Letter Agreement No. 5, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(b)

10.18(c)†	Letter Agreement No. 6A, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(c)

10.18(d)†	Letter Agreement No. 6B, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(d)

10.18(e)†	Letter Agreement No. 8, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(e)

10.18(f)†	Letter Agreement No. 9, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(f)

10.19†	Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 15, 2020, by and between Frontier Airlines, Inc. and Barclays Bank Delaware, formerly known as Juniper Bank.	S-1/A	333-254004	3/18/2021	10.18

10.20(a)†	General Terms Agreement No. 6-13616, dated as of June 30, 2000, by and between Frontier Airlines, Inc., CFM International, Inc. and Societe Nationale D’Etude et de Construction de Monteurs d’Aviation.	S-1	333-254004	3/8/2021	10.19(a)

10.20(b)†	Letter Agreement No. 1, dated as of June 30, 2000, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(b)

10.20(c)†	Letter Agreement No. 2, dated as of November 20, 2002, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(c)

10.20(d)†	Letter Agreement No. 3, dated as of August 1, 2003, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(d)

10.20(e)†	Letter Agreement No. 4, dated as of March 26, 2004, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(e)

10.20(f)†	Letter Agreement No. 5, dated as of April 11, 2006, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(f)

10.20(g)	Amendment No. 1 to GTA 6-13616, dated as of June 6, 2009, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(g)

10.20(h)†	Letter Agreement No. 7, dated as of October 25, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(h)

10.20(i)†	Letter Agreement No. 8, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(i)

10.20(j)†	Letter Agreement No. 9, dated as of August 3, 2015, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(j)

10.21(a)†	General Terms Agreement No. CFM-1 1-2576101711, dated as of October 17, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(a)

10.21(b)†	Letter Agreement No. 1 to General Terms Agreement No. CFM-1 1-2576101711, dated as of October 26, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(b)

10.21(c)†	Amendment No. 1 to Letter Agreement No. 1, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(c)

10.22†	Purchase Terms Agreement (Material-Single Event), dated as of November 5, 2014, by and between Frontier Airlines, Inc. and Lufthansa Technik AG.	S-1	333-254004	3/8/2021	10.21

10.23(a)†	Navitaire Hosted Services Agreement, dated as of June 20, 2014, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(a)

10.23(b)†	Amendment No. 1 to Navitaire Hosted Services Agreement, dated as of March 1, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(b)

10.23(c)†	Amendment No. 2 to Navitaire Hosted Services Agreement, dated as of April 10, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(c)

10.23(d)†	Amendment No. 3 to Navitaire Hosted Services Agreement, dated as of January 1, 2016, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(d)

10.24(a)†	Eighth Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on Schedule I thereto.	10-Q	001-40304	7/27/2022	10.2

10.24(b)†
Amendment No. 1 to Eighth Amended and Restated Credit Agreement, dated as of December 29, 2022, by and among, Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on the signature pages thereto.
						X

10.25(a)	Guarantee, dated as of December 23, 2014, by Frontier Airlines Holdings, Inc. for the benefit of Airbus S.A.S.	S-1	333-254004	3/8/2021	10.24(a)

10.25(b)	Guarantee, dated as of December 23, 2014, by Frontier Airlines, Inc. for the benefit of Airbus S.A.S.	S-1	333-254004	3/8/2021	10.24(b)

10.26	Eighth Amended and Restated Guarantee, dated as of June 30, 2022, by Frontier Airlines, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.	10-Q	001-40304	7/27/2022	10.3

10.27	Eighth Amended and Restated Guarantee, dated as of June 30, 2022, by Frontier Airlines Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.	10-Q	001-40304	7/27/2022	10.4

10.28†	Amended and Restarted Guarantee, dated as of June 30, 2022, by Frontier Group Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.	10-Q	001-40304	7/27/2022	10.5

10.29(a)†	Amended and Restated Step-In Agreement, dated as of December 28, 2021 by and among Vertical Horizons, Ltd., Bank of Utah and Airbus S.A.S.	10-K	001-40304	2/23/2022	10.29

10.29(b)†	Amendment Agreement, dated as of March 31, 2022, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.	10-Q	001-40304	7/27/2022	10.6

10.29(c)†	Second Amendment Agreement, dated as of June 30, 2022, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.	10-Q	001-40304	7/27/2022	10.7

10.30	Subordinated Loan Agreement, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and Vertical Horizons, Ltd.	S-1	333-254004	3/8/2021	10.28

10.31†	Fifth Amended and Restated CFMI Engine Benefits Agreement, dated as of March 19, 2020, by and among Vertical Horizons, Ltd., CFM International, Inc., Bank of Utah and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.29

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
		S-1	333-254004	3/8/2021	10.30(d)

10.33(a)†	Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(a)

10.33(b)†	Amendment No. 1 to Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(b)

10.34†	Codeshare Agreement, dated as of January 16, 2018, by and between Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.32

10.35	Promissory Note, dated as of April 30, 2020, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.33

10.36	Payroll Support Program Agreement, dated as of April 30, 2020, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.34

10.37†	Loan and Guarantee Agreement, dated as of September 28, 2020, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc., the United States Department of the Treasury and The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.37

10.38	Letter Agreement, dated as of January 15, 2021, among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and the United States Department of the Treasury and acknowledged by The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.40

10.39	Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.41

10.40	Promissory Note, dated as of January 15, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.42

10.41	Payroll Support Program Agreement, dated as of April 29, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	10-Q	001-40304	5/13/2021	10.8

10.42	Promissory Note, dated as of April 29, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	10-Q	001-40304	5/13/2021	10.9

10.43†	Third Amended and Restated IAE Engine Benefits Agreement A320neo and A321neo Aircraft (2022, 2023, 2024 and 2025 Deliveries), dated as of June 30, 2022, among Vertical Horizons, Ltd., International Aero Engines, LLC, Bank of Utah, not in its individual capacity but solely as security trustee, and Frontier Airlines, Inc.	10-Q	001-40304	7/27/2022	10.8

10.44(a)†	PW1100G-JM Engine Purchase and Support Agreement, dated as of April 13, 2020, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.46

10.44(b)†	Amendment No. 1 to PW1100G-JM Engine Purchase and Support Agreement, dated as of April 18, 2022, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	10-Q	001-40304	7/27/2022	10.9

21.1	List of subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature pages hereto).					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					X
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

Date: February 22, 2023	By: /s/ James G. Dempsey
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

Signature	Title	Date

/s/ Barry L. Biffle	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Barry L. Biffle

/s/ James G. Dempsey	Chief Financial Officer (Principal Financial Officer)	February 22, 2023
James G. Dempsey

/s/ Josh A. Wetzel	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Josh A. Wetzel

/s/ William A. Franke	Director (Chairman of the Board)	February 22, 2023
William A. Franke

/s/ Andrew S. Broderick	Director	February 22, 2023
Andrew S. Broderick

/s/ Josh T. Connor	Director	February 22, 2023
Josh T. Connor

/s/ Brian H. Franke	Director	February 22, 2023
Brian H. Franke

/s/ Robert J. Genise	Director	February 22, 2023
Robert J. Genise

/s/ Bernard L. Han	Director	February 22, 2023
Bernard L. Han

/s/ Ofelia Kumpf	Director	February 22, 2023
Ofelia Kumpf

/s/ Michael R. MacDonald	Director	February 22, 2023
Michael R. MacDonald

/s/ Patricia Salas Pineda	Director	February 22, 2023
Patricia Salas Pineda

/s/ Alejandro D. Wolff	Director	February 22, 2023
Alejandro D. Wolff