Form 10-Q
period 2023-03-31
Frontier Group Holdings, Inc.
filed 2023-05-03
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number: 001-40304
Frontier Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3681866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4545 Airport Way
Denver, CO 80239
(720) 374-4490
(Address of principal executive offices, including zip code, and Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ULCC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 218,516,579 shares of common stock, $0.001 par value per share, outstanding as of April 28, 2023.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “2022 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors set forth in other parts of this Quarterly Report on Form 10-Q, as well as those risks and uncertainties set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the SEC, including our 2022 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$790	$761
Accounts receivable, net	96	90
Supplies, net	57	55
Other current assets	99	114
Total current assets	1,042	1,020
Property and equipment, net	242	226
Operating lease right-of-use assets	2,623	2,484
Pre-delivery deposits for flight equipment	348	371
Aircraft maintenance deposits	85	105
Intangible assets, net	28	28
Other assets	302	265
Total assets	$4,670	$4,499
Liabilities and stockholders’ equity
Accounts payable	$79	$89
Air traffic liability	424	313
Frequent flyer liability	12	13
Current maturities of long-term debt, net	215	157
Current maturities of operating leases	487	465
Other current liabilities	463	518
Total current liabilities	1,680	1,555
Long-term debt, net	212	272
Long-term operating leases	2,152	2,034
Long-term frequent flyer liability	32	32
Other long-term liabilities	106	97
Total liabilities	4,182	3,990
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 218,503,854 and 217,875,890 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	392	393
Retained earnings	109	122
Accumulated other comprehensive income (loss)	(13)	(6)
Total stockholders’ equity	488	509
Total liabilities and stockholders’ equity	$4,670	$4,499

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Passenger	$830	$588
Other	18	17
Total operating revenues	848	605
Operating expenses:
Aircraft fuel	292	215
Salaries, wages and benefits	203	172
Aircraft rent	131	128
Station operations	124	105
Sales and marketing	40	32
Maintenance, materials and repairs	45	34
Depreciation and amortization	11	13
Transaction and merger-related costs	1	11
Other operating	26	48
Total operating expenses	873	758
Operating income (loss)	(25)	(153)
Other income (expense):
Interest expense	(6)	(9)
Capitalized interest	6	1
Interest income and other	8	—
Total other income (expense)	8	(8)
Income (loss) before income taxes	(17)	(161)
Income tax expense (benefit)	(4)	(40)
Net income (loss)	$(13)	$(121)
Earnings (loss) per share:
Basic	$(0.06)	$(0.56)
Diluted	$(0.06)	$(0.56)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(13)	$(121)
Unrealized gains (losses) and amortization from cash flow hedges, net of deferred tax benefit/(expense) of $2 for the three months ended March 31, 2023 and less than $1 million for the three months ended March 31, 2022. (Note 4)	(7)	—
Other comprehensive income (loss)	(7)	—
Comprehensive income (loss)	$(20)	$(121)

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(13)	$(121)
Deferred income taxes	(4)	(40)
Depreciation and amortization	11	13
Gains recognized on sale-leaseback transactions	(40)	(7)
Loss on extinguishment of debt	—	7
Stock-based compensation	4	3
Changes in operating assets and liabilities:
Accounts receivable	19	(9)
Supplies and other current assets	—	(13)
Aircraft maintenance deposits	(4)	(4)
Other long-term assets	(37)	(17)
Accounts payable	(8)	5
Air traffic liability	111	90
Other liabilities	(64)	6
Cash provided by (used in) operating activities	(25)	(87)
Cash flows from investing activities:
Capital expenditures	(11)	(7)
Pre-delivery deposits for flight equipment, net of refunds	23	(25)
Other	(2)	(1)
Cash provided by (used in) investing activities	10	(33)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	36	97
Principal repayments on debt	(38)	(165)
Proceeds from sale-leaseback transactions	51	—
Minimum tax withholdings on share-based awards	(5)	(3)
Cash provided by (used in) financing activities	44	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	29	(191)
Cash, cash equivalents and restricted cash, beginning of period	761	918
Cash, cash equivalents and restricted cash, end of period	$790	$727

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
Net income (loss)	—	—	—	(121)	—	(121)
Shares issued in connection with vesting of restricted stock units	676,146	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(275,822)	—	(3)	—	—	(3)
Stock option exercises	34,461	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2022	217,499,881	$—	$381	$38	$(10)	$409

Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
Net income (loss)	—	—	—	(13)	—	(13)
Shares issued in connection with vesting of restricted stock units	976,916	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(402,814)	—	(5)	—	—	(5)
Unrealized loss from cash flows hedges, net of tax	—	—	—	—	(7)	(7)
Stock option exercises	53,862	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2023	218,503,854	$—	$392	$109	$(13)	$488
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
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 22, 2023 (the “2022 Annual Report”).
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
2. Revenue Recognition
As of March 31, 2023 and December 31, 2022, the Company’s air traffic liability balance was $430 million and $328 million, respectively, which includes amounts classified in other long-term liabilities. During the three months ended March 31, 2023, 87% of the air traffic liability as of December 31, 2022 was recognized as passenger revenue within the Company’s condensed consolidated statements of operations. Of the air traffic liability balances as of March 31, 2023 and December 31, 2022, $76 million and $60 million, respectively, was related to unearned membership fees.
During the three months ended March 31, 2023 and 2022, the Company recognized $10 million and $22 million, respectively, in passenger revenues within the Company’s condensed consolidated statements of operations, related to expected and actual expiration of customer rights to book future travel.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Passenger revenues:
Fare	$303	$229
Non-fare passenger revenues:
Baggage	221	130
Service fees	217	162
Seat selection	72	54
Other	17	13
Total non-fare passenger revenue	527	359
Total passenger revenues	830	588
Other revenues	18	17
Total operating revenues	$848	$605
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Domestic	$781	$546
Latin America	67	59
Total operating revenues	$848	$605
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
The Company has a credit card affinity agreement with its credit card partner, Barclays Bank Delaware (“Barclays”), through 2029, which provides for joint marketing, grants certain benefits to co-branded credit cardholders (“Cardholders”) and allows Barclays to market using the Company’s customer database. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Other Current Assets
Other current assets consist of the following (in millions):

	March 31, 2023	December 31, 2022
Supplier incentives	$53	$55
Prepaid expenses	27	20
Derivative instruments	9	24
Income tax and other taxes receivable	5	8
Other	5	7
Total other current assets	$99	$114
4. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended March 31, 2023 and 2022, respectively, the Company did not enter into any swaps and, therefore, paid no upfront premiums. As of March 31, 2023 the Company hedged the interest rate exposure on $451 million of total aircraft and spare engine rent for 11 aircraft and 3 engines, respectively, to be delivered by the end of 2023.
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
The assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s condensed consolidated balance sheets. There were $9 million and $24 million of assets outstanding as of March 31, 2023 and December 31, 2022, respectively.
Amortization of cash flow hedges, net of tax was less than $1 million for the three months ended March 31, 2023 and 2022, respectively, as reflected in aircraft rent expense within the Company’s condensed consolidated statements of operations.
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended March 31,
	2023	2022
Derivatives designated as cash flow hedges
Interest rate derivative contract gains (losses), net of tax	$(7)	$—
As of March 31, 2023, $13 million related to interest rate hedging instruments included in accumulated other comprehensive income (loss), a component of stockholders’ equity on the Company’s condensed consolidated balance sheets, is expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft or engine lease term.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	March 31, 2023	December 31, 2022
Passenger and other taxes and fees payable	$138	$113
Salaries, wages and benefits	101	104
Aircraft maintenance	71	63
Station obligations	47	57
Fuel liabilities	31	34
Leased aircraft return costs	20	84
Other current liabilities	55	63
Total other current liabilities	$463	$518
6. Debt
The Company’s debt obligations are as follows (in millions):

	March 31, 2023	December 31, 2022
Secured debt:
Pre-delivery credit facility(a)	$266	$277
Floating rate building note(b)	17	17
Unsecured debt:
Affinity card advance purchase of mileage credits(c)	80	71
PSP Promissory Notes(d)	66	66
Total debt	429	431
Less current maturities of long-term debt	(215)	(157)
Less debt acquisition costs and other discounts, net	(2)	(2)
Long-term debt, net	$212	$272
__________________
(a)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A., as facility agent, in December 2014 (as amended, the “PDP Financing Facility”). The PDP Financing Facility is primarily collateralized by the Company’s purchase agreement for Airbus A320 family aircraft deliveries (see Note 9) through the term of the facility, which extends through December 2025. As of March 31, 2023, the PDP Financing Facility allows for total commitments up to $270 million.
Interest is paid every 90 days based on the Secured Overnight Financing Rate ("SOFR") plus a margin for each individual tranche. The PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence, with the last scheduled delivery of aircraft expected to be in the fourth quarter of 2025.
(b)Represents a note with a commercial bank related to the Company’s headquarters building. Under the terms of the note, the Company began repaying the outstanding principal balance with quarterly payments beginning in January 2022 and continuing until the maturity date in December 2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month London Interbank Offered Rate (“ LIBOR”) plus a margin is payable monthly.
(c)The Company entered into an agreement with Barclays in 2003 which, as amended, provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company meets certain conditions precedent. The pre-purchased miles facility amount is to be reset on January 15 of each calendar year through, and including, January 15, 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month LIBOR plus a margin. Beginning March 31, 2028, the facility is scheduled to be repaid in 12 equal monthly installments.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(d)As a result of the Company’s participation in the payroll support programs offered by the U.S. Department of the Treasury (the “Treasury”), the Company obtained a series of 10-year, low-interest loans from the Treasury (collectively, the “PSP Promissory Notes”) that are due between 2030 to 2031. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.
In connection with the term loan facility entered into with the Treasury on September 28, 2020 (the “Treasury Loan”), which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. The Treasury has not exercised any warrants as of March 31, 2023.
Cash payments for interest related to debt was $6 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.
The Company has issued standby letters of credit and surety bonds to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of March 31, 2023 and December 31, 2022, the Company did not have any outstanding letters of credit that were drawn upon.
As of March 31, 2023, future maturities of debt are payable as follows (in millions):

March 31, 2023
Remainder of 2023	$127
2024	147
2025	9
2026	—
2027	—
Thereafter	146
Total debt principal payments	$429
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of March 31, 2023, the Company is in compliance with all of its covenants.
7. Operating Leases
The Company leases property and equipment under operating leases. For leases with initial terms greater than 12 months, the related operating lease right-of-use asset and corresponding operating lease liability are recorded at the present value of lease payments over the term on the Company’s condensed consolidated balance sheets. Some leases include rental escalation clauses, renewal options, termination options and/or other items that cause variability that are factored into the determination of lease payments, when appropriate. The Company does not separate lease and non-lease components of contracts, except for certain flight training equipment, for which consideration is allocated between lease and non-lease components.
Aircraft
As of March 31, 2023, the Company leased 125 aircraft with remaining terms ranging from one month to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of March 31, 2023, the Company leased 30 spare engines which are all under operating leases, with the remaining term ranging from one month to 12 years. As of March 31, 2023, the lease rates for 12 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three months ended March 31, 2023 and 2022, the Company executed sale-leaseback transactions with third-party lessors for three and two new Airbus A320neo family aircraft, respectively, and also entered into

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

direct leases for three new Airbus A320neo family aircraft during the three months ended March 31, 2023. Additionally, the Company completed a sale-leaseback transaction for one engine during the three months ended March 31, 2023 and did not complete a sale-leaseback transaction for any engines during the three months ended March 31, 2022. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $40 million and $7 million during the three months ended March 31, 2023 and 2022, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three months ended March 31, 2023 and 2022, aircraft rent expense was $131 million and $128 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable, and any impact from changes in those estimates, was less than $1 million for each of the three months ended March 31, 2023 and 2022. The portion of supplemental rent expense related to probable lease return condition obligations was $2 million and $15 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company’s total leased aircraft return cost liability was $47 million and $102 million, respectively, which are reflected in other current liabilities and other long-term liabilities within the Company’s condensed consolidated balance sheets.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of March 31, 2023 and December 31, 2022, the Company had aircraft maintenance deposits that are expected to be recoverable of $121 million and $117 million, respectively, on the Company’s condensed consolidated balance sheets, of which $36 million and $12 million, respectively, are included in accounts receivable, net on the Company’s condensed consolidated balance sheets as the eligible maintenance has been performed. The remaining $85 million and $105 million are included within aircraft maintenance deposits on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of March 31, 2023, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be $2 million for the remainder of 2023, $3 million per year for 2024 through 2026, $5 million for 2027 and $5 million thereafter, before consideration of reimbursements.
During the quarter ended March 31, 2023, the Company extended the term for certain aircraft operating leases that were slated to expire in the fourth quarter of 2023. For the three months ended March 31, 2023, the Company recorded an $18 million benefit to aircraft rent in the Company’s condensed consolidated statement of operations related to previously accrued lease return costs that were variable in nature associated with the anticipated utilization and condition of the airframes and engines at original return date, that given the extension of these leases, such variable return costs are no longer probable of occurrence.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of March 31, 2023, the remaining lease terms vary from one month to 12 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to nine years as of March 31, 2023.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the Company’s condensed consolidated statements of operations. The payback of all previous aircraft and engine rent deferrals was completed as of December 31, 2021, and, therefore, there was no impact to aircraft rent within the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.
The payback of station deferrals decreased operating cash flows and unfavorably impacted station operations within the Company’s results of operations by $1 million for the three months ended March 31, 2023. No payback of station deferrals occurred for the three months ended March 31, 2022. As of March 31, 2023, the Company had $7 million in station deferrals which will be recognized to station operations within the Company’s consolidated statements of operations in future periods as the deferrals are repaid.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Operating lease cost(a)	$127	$117
Variable lease cost(a)	74	55
Total lease costs	$201	$172
______________
(a)Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2023 and 2022, the Company acquired, through new or modified operating leases, operating lease assets totaling $231 million and $61 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company paid cash of $127 million and $117 million, respectively, for amounts included in the measurement of lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8. Stock-Based Compensation
During the three months ended March 31, 2023 and 2022, the Company recognized $4 million and $3 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options and Restricted Awards
There were no stock options granted during the three months ended March 31, 2023. During the three months ended March 31, 2023, 53,862 vested stock options were exercised with a weighted-average exercise price of $2.32 per share. As of March 31, 2023, the weighted-average exercise price of outstanding options was $1.96 per share.
During the three months ended March 31, 2023, 922,023 restricted stock units were issued with a weighted-average grant date fair value of $13.60 per share. During the three months ended March 31, 2023, 976,916 restricted stock units vested, of which 402,814 restricted stock units were withheld to cover employee taxes, with a weighted-average grant date fair value of $12.27 and $12.28 per share, respectively.
Phantom Equity Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed in June 2011 (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2021, the remaining liability was $26 million and presented within other current liabilities on the Company’s condensed consolidated balance sheet. During the three months ended March 31, 2022, the remaining liability of $26 million was fully paid.
Stockholders’ Equity
As of March 31, 2023 and December 31, 2022, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

9. Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2023, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo(a)	Total Aircraft(a)	Engines
Year Ending
Remainder of 2023	—	10	10	3
2024	—	33	33	2
2025	17	13	30	4
2026	19	22	41	4
2027	21	21	42	3
Thereafter	10	52	62	2
Total	67	151	218	18
______________
(a)The schedule presented reflects the contractual delivery dates as of March 31, 2023 and does not reflect the notification of aircraft delivery delays communicated by Airbus on May 3, 2023 which delays the Company’s scheduled A321neo deliveries between the second quarter of 2023 and fourth quarter of 2024. Pursuant to this notification received from Airbus, seven aircraft deliveries expected in 2023 shifted by an average of one month, resulting in two A321neo aircraft shifting from 2023 into 2024 and also shifting 11 A321neo aircraft from 2024 to 2025. Such delays in the scheduled deliveries of Airbus aircraft may persist in future periods.
As of March 31, 2023, all of the aircraft under the original master purchase agreement with Airbus (“backlog aircraft”) have been received. During December 2017, the Company entered into an amendment to the previously existing master purchase agreement, under which the Company has a commitment to purchase a remaining incremental 67 A320neo and 60 A321neo aircraft (“incremental aircraft”), with the first delivery occurring in September 2022 and the remaining expected to be delivered through 2028, per the latest delivery schedule.
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
In November 2021, the Company entered into an amendment with Airbus to add an additional 91 A321neo aircraft (“supplemental aircraft”) to the committed purchase agreement, with deliveries expected to begin in 2025, continuing through 2029 per the latest delivery schedule.
In April 2022, the agreement with Pratt & Whitney, the provider of engines for the Company’s incremental order book, was amended to include additional spare engine commitments and adjust the timing of remaining deliveries, which has been reflected in the table above.
As of March 31, 2023, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, were approximately $589 million for the remainder of 2023, $1,974 million in 2024, $1,767 million in 2025, $2,358 million in 2026, $2,448 million in 2027 and $3,759 million thereafter.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2023, the Company had signed lease agreements with two of its leasing partners to add ten additional A321neo aircraft through direct leases. Three deliveries occurred in the first quarter of 2023, with the remainder continuing into the third quarter of 2023, based on the latest delivery schedule. None of these ten aircraft are reflected in the table above given these are not purchase orders.
Litigation and Other Contingencies
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company regularly evaluates the status of such matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Furthermore, in determining whether disclosure is appropriate, the Company evaluates each matter to assess if there is at least a reasonable possibility that a loss or additional losses may have been incurred and whether an estimate of possible loss or range of loss can be made. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its condensed consolidated financial position, liquidity or results of operations and that the Company’s current accruals cover matters where loss is deemed probable and can be reasonably estimated.
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
Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of March 31, 2023. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of March 31, 2023:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	March 31, 2023
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	51%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	3%
Aircraft Appearance Agents	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(b)	1%
Material Specialists	IBT	March 2022(b)	<1%
Maintenance Controllers	IBT	October 2023	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)The Company’s collective bargaining agreements with its dispatchers and material specialists, represented by TWU and IBT, respectively, were still amendable as of March 31, 2023 and negotiations are ongoing; however, each agreement is operating under its current arrangement until an amendment has been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $5 million for health care claims estimated to be incurred but not yet paid, as of March 31, 2023 and December 31, 2022, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.

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
The Company’s aircraft, services, equipment lease and sale and financing agreements typically contain provisions requiring the Company, as the lessee, obligor or recipient of services, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment. The Company believes that its insurance would cover most of its exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft, services, equipment lease and sale and financing agreements described above.
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
10. Net Earnings (Loss) per Share
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic:
Net income (loss)	$(13)	$(121)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(13)	$(121)
Weighted-average common shares outstanding, basic	218,181,386	217,264,414
Net earnings (loss) per share, basic	$(0.06)	$(0.56)
Diluted:
Net income (loss)	$(13)	$(121)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(13)	$(121)
Weighted-average common shares outstanding, basic	218,181,386	217,264,414
Effect of dilutive potential common shares	—	—
Weighted-average common shares outstanding, diluted	218,181,386	217,264,414
Net earnings (loss) per share, diluted	$(0.06)	$(0.56)
Due to the net loss for the three months ended March 31, 2023 and 2022, diluted weighted-average shares outstanding are equal to basic weighted-average shares because the effect of all equity awards is anti-dilutive.
11. Fair Value Measurements
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of March 31, 2023 and 2022, the Company had less than $1 million of restricted cash.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Interest Rate Derivative Contracts
Interest rate derivative contracts are valued under an income approach based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets and, therefore, they are classified as Level 2 inputs. Given the swaptions will be cash-settled upon exercise and that the market value will be determined using overnight indexed swap (“OIS”) discounting, OIS discounting is applied to the income approach valuation.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$266	$265	$277	$277
Floating rate building note	17	17	17	17
Unsecured debt:
Affinity card advance purchase of mileage credits	80	75	71	66
PSP Promissory Note	66	53	66	52
Total debt	$429	$410	$431	$412
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of March 31, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$790	$790	$—	$—
Interest rate derivative contracts	Other current assets	$9	$—	$9	$—

		Fair Value Measurements as of December 31, 2022
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$761	$761	$—	$—
Interest rate derivative contracts	Other current assets	$24	$—	$24	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2022 and March 31, 2023.
12. Related Parties
Management Services
Indigo Partners LLC (“Indigo Partners”) manages an investment fund that is the controlling stockholder of the Company. The Company is assessed a quarterly fee by Indigo Partners for management services. The Company

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

recorded less than $1 million for each of the three months ended March 31, 2023 and 2022 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris and one is an alternate director. As of March 31, 2023, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.
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
13. The Proposed Merger with Spirit Airlines, Inc. (“Spirit”)
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
During the three months ended March 31, 2023, the Company recorded $1 million in expenses related to the proposed Merger within transaction and merger-related costs in the Company’s condensed consolidated statement of operations. These costs included $1 million of retention bonus expense, which represent merger-related retention costs for all eligible employees who were subject to CARES Act compensation restrictions. During the three months ended March 31, 2022, the Company recorded $11 million in expenses related to the proposed Merger within transaction and merger-related costs in the Company’s condensed consolidated statement of operations. These costs included $8 million in transaction costs, which are made up of banking, legal and accounting fees, among others, charged in connection with the merger and $3 million of retention bonus expense.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 22, 2023 (the “2022 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of our 2022 Annual Report and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our other reports and documents filed with the SEC.
Overview
Frontier Airlines is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
The following table provides select financial and operational information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent Change
	2023	2022	2023 vs. 2022
	(in millions)
Total operating revenues	$848	$605	40%
Total operating expenses	$873	$758	15%
Income (loss) before income taxes	$(17)	$(161)	(89)%
Available seat miles (ASMs)	8,775	7,442	18%
Total operating revenues for the three months ended March 31, 2023 totaled $848 million, an increase of 40% compared to the three months ended March 31, 2022, primarily due to a 19% increase in total revenue per available seat mile (“RASM”) as compared to the corresponding period in 2022, along with an 18% increase in capacity, as measured by available seat miles (“ASMs”).
Total operating expenses during the three months ended March 31, 2023 totaled $873 million, resulting in a cost per available seat mile (“CASM”) of 9.95¢, compared to 10.19¢ for the three months ended March 31, 2022. Fuel expense was 36% higher during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, with the $77 million increase in fuel expense driven by a 17% increase in fuel consumption associated with the 18% increase in our capacity and a 15% increase in fuel rates. Our non-fuel expenses increased by 7% compared to the corresponding prior year period, driven primarily by higher capacity and a larger fleet size and the resulting increase in operations during the three months ended March 31, 2023 as compared to the corresponding prior year period. CASM (excluding fuel), a non-GAAP measure, decreased 9% from 7.30¢ for the three months ended March 31, 2022 to 6.62¢ for the three months ended March 31, 2023, which was favorably impacted by higher sale-leaseback gains and lower lease return costs. Adjusted (non-GAAP) CASM (excluding fuel), which excludes the impact of $1 million in transaction and merger-related costs for the three months ended March 31, 2023, and excludes the $11 million in transaction and merger-related costs for the three months ended March 31, 2022, decreased from 7.15¢ to 6.61¢. For the reconciliation to corresponding GAAP measures, see “—

Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”
We generated a net loss of $13 million and $121 million during the three months ended March 31, 2023 and 2022, respectively. Our results for the three months ended March 31, 2023 included $1 million of transaction and merger-related costs. Our results for the three months ended March 31, 2022 included $11 million of transaction and merger-related costs within operating expenses and $7 million in other non-operating expenses related to the write-off of unamortized deferred financing costs due to the paydown of the term loan facility (the “Treasury Loan”) with the U.S. Department of the Treasury (“Treasury”) for up to $574 million pursuant to the secured loan program established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Considering these aforementioned non-GAAP adjustments and the related tax impacts, our adjusted (non-GAAP) net loss was $12 million for the three months ended March 31, 2023, as compared to an adjusted (non-GAAP) net loss of $109 million for the three months ended March 31, 2022. For the reconciliation to corresponding GAAP measures, see “—Results of Operations—Reconciliation of Net income (loss) to Adjusted net income (loss) and to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
As of March 31, 2023, our total available liquidity was $790 million, made up of cash and cash equivalents. On February 2, 2022, we repaid the $150 million outstanding under the Treasury Loan. The repayment of this loan unencumbered our co-branded credit card program and related brand assets that secured the Treasury Loan obligation.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic had a material adverse effect on our business and results of operations for the three months ended March 31, 2022. Although we have continued to experience a significant and sustained recovery during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, we are unable to predict the future spread and impact of COVID-19, or the efficacy and adherence rates of vaccines and other therapeutics and the resulting measures that may be introduced by governments or other parties and what the overall impact may be to consumer behavior and the resulting demand for air travel.
In connection with the financial assistance from the Treasury under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Payroll Support Program (“PSP”), second Payroll Support Program (“PSP2”) and third Payroll Support Program (“PSP3”) (collectively, the “PSPs”), we have been subject to certain restrictions and limitations related to our operations, our use of the grant funds, our ability to terminate or furlough employees and executive compensation and dividends, of which we have been compliant with through March 31, 2023, as applicable. While most of the restriction periods have lapsed, as of March 31, 2023 we were still subject to additional reporting and recordkeeping requirements as well as subject to limitations on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023.
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
During the three months ended March 31, 2023, we recorded $1 million in retention bonus expense related to the proposed Merger within transaction and merger-related costs in our condensed consolidated statement of operations. In the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition with another acquiror or enters into a definitive written agreement providing for an acquisition with another acquiror, which is ultimately consummated, we will be owed an additional $69 million, as provided for in the Merger Agreement.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating Revenues

	Three Months Ended March 31,		Change
	2023	2022	2023 vs. 2022
Operating revenues ($ in millions):
Passenger	$830	$588		$242	41%
Other	18	17		1	6%
Total operating revenues	$848	$605		$243	40%

Operating statistics:
ASMs (millions)	8,775	7,442		1,333	18%
Revenue passenger miles (millions)	7,262	5,524		1,738	31%
Average stage length (miles)	1,053	995		58	6%
Load factor	82.8%	74.2%	8.6	pts	N/A
RASM (¢)	9.67	8.13		1.54	19%
Total ancillary revenue per passenger ($)	79.95	69.28		10.67	15%
Total revenue per passenger ($)	124.28	111.48		12.80	11%
Passengers (thousands)	6,826	5,428		1,398	26%
Total operating revenue increased $243 million, or 40%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as we experienced increased demand for leisure travel on strong pricing. Revenue was favorably impacted by the 19% increase in RASM during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to an 11% increase in total revenue per passenger, including a 15% increase in ancillary revenue per passenger and a 5% increase in fare revenue per passenger, alongside a 8.6 point increase in load factor as compared to the corresponding prior year period. In addition, total operating revenue was favorably impacted by an 18% capacity growth, as measured by ASMs. This was driven by a 10% increase in average aircraft in service during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, as well as an increase in average daily aircraft utilization to 11.3 hours per day for the three months ended March 31, 2023, as compared to 10.8 hours per day for the corresponding prior year period.

Operating Expenses

	Three Months Ended March 31,		Change		Cost per ASM				Change
	2023	2022	2023 vs. 2022		2023		2022		2023 vs. 2022
Operating expenses ($ in millions):(a)
Aircraft fuel	$292	$215	$77	36%	3.33	¢	2.89	¢	15%
Salaries, wages and benefits	203	172	31	18%	2.31		2.31		—%
Aircraft rent	131	128	3	2%	1.49		1.72		(13)%
Station operations	124	105	19	18%	1.41		1.41		—%
Sales and marketing	40	32	8	25%	0.46		0.43		7%
Maintenance, materials and repairs	45	34	11	32%	0.51		0.46		11%
Depreciation and amortization	11	13	(2)	(15)%	0.13		0.17		(24)%
Transaction and merger-related costs	1	11	(10)	(91)%	0.01		0.15		(93)%
Other operating expenses	26	48	(22)	(46)%	0.30		0.65		(54)%
Total operating expenses	$873	$758	$115	15%	9.95	¢	10.19	¢	(2)%

Operating statistics:
ASMs (millions)	8,775	7,442	1,333	18%
Average stage length (miles)	1,053	995	58	6%
Passengers (thousands)	6,826	5,428	1,398	26%
Departures	42,712	38,584	4,128	11%
CASM (excluding fuel) (¢) (b)	6.62	7.30	(0.68)	(9)%
Adjusted CASM (excluding fuel) (¢) (b)	6.61	7.15	(0.54)	(8)%
Fuel cost per gallon ($)	3.45	2.99	0.46	15%
Fuel gallons consumed (thousands)	84,587	71,993	12,594	17%
_________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended March 31,
	2023		2022
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data (unaudited):(a)
CASM		9.95		10.19
Aircraft fuel	(292)	(3.33)	(215)	(2.89)
CASM (excluding fuel)(b)		6.62		7.30
Transaction and merger-related costs(c)	(1)	(0.01)	(11)	(0.15)
Adjusted CASM (excluding fuel)(b)		6.61		7.15
Aircraft fuel	292	3.33	215	2.89
Adjusted CASM(d)		9.94		10.04
Net interest expense (income)	(8)	(0.09)	8	0.10
CARES Act - write-off of deferred financing costs due to paydown of loan(e)	—	—	(7)	(0.09)
Adjusted CASM + net interest(f)		9.85		10.05

CASM		9.95		10.19
Net interest expense (income)	(8)	(0.09)	8	0.10
CASM + net interest(f)		9.86		10.29
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
(c)Represents $1 million in employee retention costs incurred in connection with the proposed Merger with Spirit within transaction and merger-related costs for the three months ended March 31, 2023. Represents $8 million in transaction costs, including banking, legal and accounting fees, and $3 million in employee retention costs incurred in connection with the proposed Merger with Spirit for the three months ended March 31, 2022.
(d)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(e)On February 2, 2022, we repaid the Treasury Loan, which resulted in a one-time write-off of the remaining $7 million in unamortized deferred financing costs related to the Treasury Loan. This amount is a component of interest expense.
(f)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense increased by $77 million, or 36%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to a 17% increase in fuel gallons consumed due to increased capacity and a 15% increase in fuel rates.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $31 million, or 18%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to higher crew costs, primarily from pilots, driven by elevated credit hours and other benefit costs, as well as increased headcount of salaried support staff for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Aircraft Rent. Aircraft rent expense increased by $3 million, or 2%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a larger fleet, partly offset by lease return costs due to a four-year lease extension of two of our aircraft and the resulting reduction to anticipated lease return expense.
Station Operations. Station operations expense increased by $19 million, or 18%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a 26% and an 11% increase in passengers and departures, respectively, as well as higher station agent commission costs partly offset by lower passenger reaccommodation expenses.
Sales and Marketing. Sales and marketing expense increased by $8 million, or 25%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to higher credit card fees resulting from the 40% increase in revenue. The following table presents our distribution channel mix:

	Three Months Ended March 31,		Change
Distribution Channel	2023	2022	2023 vs. 2022
Our website, mobile app and other direct channels	70%	71%	(1)	pts
Third-party channels	30%	29%	1	pts
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $11 million, or 32%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This was primarily due to higher average daily utilization per aircraft and more average aircraft in service compared to the three months ended March 31, 2022, which resulted in higher maintenance including associated contract labor costs as well as higher aircraft materials and airframe check expenses.
Depreciation and Amortization. Depreciation and amortization expense decreased by $2 million, or 15%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a decrease in capital maintenance.
Transaction and Merger-Related Costs. Transaction and merger-related costs decreased by $10 million, or 91%, during three months ended March 31, 2023, as compared to the three months ended March 31, 2022. As the Merger agreement was terminated on July 27, 2022, the remaining 2023 expenses are primarily due to retention costs for CARES Act restricted employees who were not eligible to be paid during 2022.
Other Operating Expenses. Other operating expenses decreased by $22 million, or 46%, during the three months ended March 31, 2023, as compared to three months ended March 31, 2022. The decrease was primarily driven by $33 million in additional sale-leaseback gains during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. These decreases were partly offset by increases to supplies and general and administrative costs, including IT and professional services, as well as travel expenses relating to crew accommodations, driven by an increase in capacity as compared to the three months ended March 31, 2022.
Other Income (Expense). Other expenses decreased by $16 million, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Growth in interest rates contributed to an increase in interest income and capitalized interest for the three months ended March 31, 2023. Additionally, during the three months ended March 31, 2022, there was a $7 million loss from the extinguishment of debt from the write-off of unamortized deferred financing costs associated with the Treasury Loan. Partly offsetting the decrease to other expenses was the growth in interest rates, which contributed to an increase in interest expense for the three months ended March 31, 2023.

Income Taxes. Our effective tax rate for the three months ended March 31, 2023 was a benefit of 23.5%, compared to a benefit of 24.8% for three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 and the three months ended March 31, 2022 was higher than the statutory rate primarily due to the non-deductibility of certain executive compensation costs and other employee benefits.
Reconciliation of Net income (loss) to Adjusted net income (loss) and to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended March 31,
	2023	2022
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$(16)	$(143)
Adjusted net income (loss)(a)	$(12)	$(109)
EBITDA(a)	$(14)	$(140)
EBITDAR(b)	$117	$(12)
Adjusted EBITDA(a)	$(13)	$(129)
Adjusted EBITDAR(b)	$118	$(1)
__________________
(a)Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of pre-tax income, net income and EBITDA are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness or possible cash requirements related to our warrants; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of pre-tax income, Net income and EBITDA, including Adjusted pre-tax income (loss), Adjusted net income (loss) and Adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
For the foregoing reasons, each of Adjusted pre-tax income (loss), Adjusted net income (loss), EBITDA and Adjusted EBITDA has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.
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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(13)	$(121)
Non-GAAP Adjustments(a):
Transaction and merger-related costs	1	11
CARES Act – write-off of deferred financing costs due to paydown of loan	—	7
Pre-tax impact	1	18
Tax benefit (expense) related to non-GAAP adjustments	—	(6)
Adjusted net income (loss)	$(12)	$(109)

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$(17)	$(161)
Pre-tax impact	1	18
Adjusted pre-tax income (loss)	$(16)	$(143)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(13)	$(121)
Plus (minus):
Interest expense	6	9
Capitalized interest	(6)	(1)
Interest income and other	(8)	—
Income tax expense (benefit)	(4)	(40)
Depreciation and amortization	11	13
EBITDA	(14)	(140)
Plus: Aircraft rent	131	128
EBITDAR	$117	$(12)

EBITDA	$(14)	$(140)
Plus (minus)(a):
Transaction and merger-related costs	1	11
Adjusted EBITDA	(13)	(129)
Plus: Aircraft rent	131	128
Adjusted EBITDAR	$118	$(1)
__________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2023 and 2022. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended March 31,			Change
	2023	2022		2023 vs. 2022
Operating statistics (unaudited)(a)
ASMs (millions)	8,775	7,442		18%
Departures	42,712	38,584		11%
Average stage length (miles)	1,053	995		6%
Block hours	122,970	106,537		15%
Average aircraft in service	121	110		10%
Aircraft – end of period	125	112		12%
Average daily aircraft utilization (hours)	11.3	10.8		5%
Passengers (thousands)	6,826	5,428		26%
Average seats per departure	195	193		1%
Revenue passenger miles (RPMs) (millions)	7,262	5,524		31%
Load Factor	82.8%	74.2%	8.6	pts
Fare revenue per passenger ($)	44.33	42.20		5%
Non-fare passenger revenue per passenger ($)	77.25	66.18		17%
Other revenue per passenger ($)	2.70	3.10		(13)%
Total ancillary revenue per passenger ($)	79.95	69.28		15%
Total revenue per passenger ($)	124.28	111.48		11%
Total revenue per available seat mile (RASM) (¢)	9.67	8.13		19%
Cost per available seat mile (CASM) (¢)	9.95	10.19		(2)%
CASM (excluding fuel) (¢) (b)	6.62	7.30		(9)%
CASM + net interest (¢) (b)	9.86	10.29		(4)%
Adjusted CASM (¢) (b)	9.94	10.04		(1)%
Adjusted CASM (excluding fuel) (¢) (b)	6.61	7.15		(8)%
Adjusted CASM + net interest (¢) (b)	9.85	10.05		(2)%
Fuel cost per gallon ($)	3.45	2.99		15%
Fuel gallons consumed (thousands)	84,587	71,993		17%
Full-time equivalent employees (FTEs)	6,587	5,545		19%
__________________
(a)See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to corresponding GAAP measures, see “—Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”
Liquidity, Capital Resources and Financial Position
Overview
As of March 31, 2023, we had $790 million in total available liquidity, made up of cash and cash equivalents. We had $427 million of total debt, net, of which $215 million is short-term. Our total debt, net is comprised of our $266 million pre-delivery payment (“PDP”) facility (“PDP Financing Facility”), $80 million pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in PSP Promissory Notes and $17 million in secured indebtedness for our headquarters building, partially offset by $2 million in deferred debt acquisition costs and other discounts.
On February 2, 2022, we repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the three months ended March 31, 2022.
In connection with the PSP Promissory Notes and Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued to the Treasury in shares and we have classified the warrant liability to additional paid-in-capital on our condensed consolidated balance sheet. The Treasury has not exercised any warrants as of March 31, 2023.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity:

	March 31, 2023	December 31, 2022
	($ in millions)
Cash and cash equivalents	$790	$761
Total current assets, excluding cash and cash equivalents	$252	$259
Total current liabilities, excluding current maturities of long-term debt and operating leases	$978	$933
Current maturities of long-term debt, net	$215	$157
Long-term debt, net	$212	$272
Stockholders’ equity	$488	$509
Debt to capital ratio	47%	46%
Debt to capital ratio, including operating lease obligations	86%	85%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our PDP Financing Facility and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings on our PDP Financing Facility and/or potential issuances of debt or equity. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of March 31, 2023, we operated all of our 125 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of March 31, 2023, we had $348 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of March 31, 2023, our PDP Financing Facility, which allows us to draw up to an aggregate of $270 million, had $266 million outstanding. As of March 31, 2023, we had a firm obligation to purchase 218 A320neo family aircraft and 18 additional spare engines to be delivered by 2029. Of our aircraft commitments, five had committed operating leases for 2023 deliveries, and we are evaluating financing options for the remaining aircraft. As of March 31, 2023, we had signed lease agreements with two of our leasing partners to add ten additional A321neo aircraft through direct leases. Three deliveries occurred in the first quarter of 2023, with the remainder continuing into the third quarter of 2023, based on the latest delivery schedule.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to our respective aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. During each of the three months ended March 31, 2023 and 2022, we made $4 million in maintenance deposit payments to our lessors. As of March 31, 2023, we had $121 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheet, of which $36 million was included in accounts receivable because the eligible maintenance had been performed and the remaining $85 million was included within aircraft maintenance deposits.
The following table summarizes current and long-term material cash requirements as of March 31, 2023, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations(a)	$127	$147	$9	$—	$—	$146	$429
Interest commitments(b)	16	9	6	7	7	7	52
Operating lease obligations(c)	375	492	478	414	349	1,197	3,305
Flight equipment purchase obligations(d)	589	1,974	1,767	2,358	2,448	3,759	12,895
Maintenance deposit obligations(e)	2	3	3	3	5	5	21
Total	$1,109	$2,625	$2,263	$2,782	$2,809	$5,114	$16,702
__________________
(a)Includes principal commitments only associated with our PDP Financing Facility pertaining to deliveries through 2025, our floating rate building note through 2023, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes through 2031. See “Notes to Condensed Consolidated Financial Statements — 6. Debt”.
(b)Represents interest on debt obligations.
(c)Represents gross cash payments related to our operating lease obligations that are not subject to discount as compared to the obligations measured on our condensed consolidated balance sheets. See “Notes to Condensed Consolidated Financial Statements — 7. Operating Leases”.
(d)Represents purchase commitments for aircraft and engines. See “Notes to Condensed Consolidated Financial Statements — 9. Commitments and Contingencies”.
(e)Represents fixed maintenance reserve payments for aircraft including estimated amounts for contractual price escalations. See “Notes to Condensed Consolidated Financial Statements — 7. Operating Leases”.

Cash Flows
The following table presents information regarding our cash flows in the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(25)	$(87)
Net cash provided by (used in) investing activities	10	(33)
Net cash provided by (used in) financing activities	44	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	29	(191)
Cash, cash equivalents and restricted cash at beginning of period	761	918
Cash, cash equivalents and restricted cash at end of period	$790	$727
Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities totaled $25 million, which was driven by a $13 million net loss, and non-cash adjustments totaling $29 million, partially offset by $17 million of inflows from changes in operating assets and liabilities.
The $17 million of inflows from changes in operating assets and liabilities includes:
•$111 million increase in our air traffic liability as a result of increased bookings; and
•$19 million decrease in station and credit card receivables; partially offset by
•$64 million decrease in other liabilities driven primarily by leased aircraft return payments and decreased return costs, and other related accruals;
•$37 million increase in other long-term assets driven by increases in prepaid maintenance and capitalized maintenance;
•$8 million decrease in accounts payable; and
•$4 million increase in aircraft maintenance deposits.
Our net loss of $13 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$40 million gain recognized on sale-leaseback transactions; and
•$4 million deferred tax benefits; partially offset by
•$11 million depreciation and amortization; and
•$4 million stock-based compensation expense.
During the three months ended March 31, 2022, net cash used in operating activities totaled $87 million, which was driven by a $121 million net loss and non-cash adjustments totaling $24 million, partly offset by inflows from changes in operating assets and liabilities of $58 million.
The $58 million of inflows from changes in operating assets and liabilities includes:
•$90 million increase in our air traffic liability as a result of increased bookings;
•$6 million increase in other liabilities driven by growth in the business, reflected primarily through increases in our passenger tax accounts of $15 million, aircraft maintenance of $14 million and accrued fuel of $10 million, partially offset by a $26 million payment to FAPAInvest, LLC for their phantom equity units; and
•$5 million increase in accounts payable; partly offset by
•$17 million increase in other long-term assets driven by increases in deferred taxes and prepaid maintenance;
•$13 million increase in supplies and other current assets driven by growth in the business, including increased fuel balances;
•$9 million increase in accounts receivable driven by increases in bookings; and
•$4 million in increases in aircraft maintenance deposits.
Our net loss of $121 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$40 million deferred tax benefits; and
•$7 million gain recognized on sale-leaseback transactions; partially offset by
•$13 million depreciation and amortization;
•$7 million losses from the extinguishment of debt; and
•$3 million stock-based compensation expense.
The payback of station deferrals for the three months ended March 31, 2023 decreased operating cash flows and unfavorably impacted station operations within our results of operations by $1 million. As of March 31, 2023, we had $7 million in stations deferrals that will be recognized to stations operations within our condensed consolidated statements of operations in future periods as the deferrals are repaid.
As of March 31, 2023, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.
Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities totaled $10 million, driven by:
•$23 million net proceeds for pre-delivery deposit activity; partially offset by
•$11 million cash outflows for capital expenditures; and
•$2 million cash outflows relating to other investing activity.
During the three months ended March 31, 2022, net cash used in investing activities totaled $33 million, driven by:
•$25 million net payments for pre-delivery deposit activity;
•$7 million cash outflows for capital expenditures; and
•$1 million cash outflows relating to other investing activity.
Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $44 million, primarily driven by:
•$51 million cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engines delivered during the three months ended March 31, 2023;
•$36 million cash proceeds from debt issuances, consisting of $27 million draws on our PDP Financing Facility and $9 million draws on our Barclays facility; partially offset by
•$38 million cash outflows from principal repayments on our PDP Financing Facility; and
•$5 million cash outflows for payments related to minimum tax withholdings of share-based awards.

During the three months ended March 31, 2022, net cash used in financing activities was $71 million, primarily driven by:
•$165 million cash outflows from principal repayments on long-term debt; which includes the paydown of the $150 million Treasury Loan and $15 million in PDP Financing Facility payments; and
•$3 million cash outflows for payments related to minimum tax withholdings of share-based awards; partially offset by
•$97 million cash proceeds from debt issuances, made up of a $56 million draw on our Barclays facility and $41 million draws on our PDP Financing Facility.
Critical Accounting Policies and Estimates
For information regarding all other critical accounting policies and estimates, see ”Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our 2022 Annual Report.
Recently Adopted Accounting Pronouncements
See “Notes to Consolidated Financial Statements —1. Summary of Significant Accounting Policies” included in Part II, Item 8 of our 2022 Annual Report for a discussion of recent accounting pronouncements.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“A320 family” means, collectively, the Airbus series of single-aisle aircraft, including the A320ceo, A320neo, A321ceo and A321neo aircraft.
“A320neo family” means, collectively, the Airbus series of single-aisle aircraft that feature the new engine option, including the A320neo and A321neo aircraft.
“Adjusted CASM” is a non-GAAP measure and means operating expenses, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest, and CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM including net interest” or “Adjusted CASM + net interest” is a non-GAAP measure and means the sum of Adjusted CASM and net interest expense (income) excluding special items divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest, and CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM (excluding fuel)” is a non-GAAP measure and means operating expenses less aircraft fuel expense, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest, and CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
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
“CASM (excluding fuel)” is a non-GAAP measure and means operating expenses less aircraft fuel expense, divided by ASMs.

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 33% and 28% of total operating expenses for the three months ended March 31, 2023 and 2022, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption for the 12 months ended March 31, 2023, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $124 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”)-based interest rates on our PDP Financing Facility and London Interbank Offered Rate (“LIBOR”)-based interest rates on our floating rate building note and our affinity card advance purchase of mileage credits. During the three months ended March 31, 2023, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased our annual interest expense by $4 million.
In June 2023, LIBOR will be discontinued as a reference rate. As of March 31, 2023, we had $$97 million of LIBOR-based debt maturing after June 2023.
We are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended March 31, 2023 and 2022, respectively, we did not enter into any swaps and, therefore, paid no upfront premiums for options. As of March 31, 2023, we had hedged $451 million in aircraft rent payments for 11 aircraft and 3 engines to be delivered by the end of 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors" contained in our 2022 Annual Report. Investors are urged to review such risk factors carefully.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the first quarter of 2023. Under the CARES Act, we were restricted from conducting certain share repurchases through February 2, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	10-K	001-40304	2/22/2023	3.2

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

10.1#	Non-Employee Director Compensation Program, as amended on February 8, 2023.					X

10.2†	Amendment No. 14 to Airbus A320 Family Purchase Agreement, dated as of March 31, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.3†
Amendment No. 2 to Eighth Amended and Restated Credit Agreement, dated as of March 1, 2023, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on the signature pages thereto.
X

10.4
Amendment No. 3 to Eighth Amended and Restated Credit Agreement, dated as of March 31, 2023, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on the signature pages thereto.
X

10.5†	Third Amendment Agreement, dated as of March 31, 2023, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101. INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

FRONTIER GROUP HOLDINGS, INC.

Date: May 3, 2023	By:	/s/ James G. Dempsey
James G. Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)