Form 10-Q
period 2023-06-30
Frontier Group Holdings, Inc.
filed 2023-08-01
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 220,679,262 shares of common stock, $0.001 par value per share, outstanding as of July 28, 2023.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$780	$761
Accounts receivable, net	91	90
Supplies, net	60	55
Other current assets	78	114
Total current assets	1,009	1,020
Property and equipment, net	260	226
Operating lease right-of-use assets	2,638	2,484
Pre-delivery deposits for flight equipment	380	371
Aircraft maintenance deposits	85	105
Intangible assets, net	28	28
Other assets	308	265
Total assets	$4,708	$4,499
Liabilities and stockholders’ equity
Accounts payable	$91	$89
Air traffic liability	353	313
Frequent flyer liability	11	13
Current maturities of long-term debt, net	237	157
Current maturities of operating leases	497	465
Other current liabilities	456	518
Total current liabilities	1,645	1,555
Long-term debt, net	193	272
Long-term operating leases	2,157	2,034
Long-term frequent flyer liability	32	32
Other long-term liabilities	115	97
Total liabilities	4,142	3,990
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 220,677,393 and 217,875,890 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	396	393
Retained earnings	180	122
Accumulated other comprehensive income (loss)	(10)	(6)
Total stockholders’ equity	566	509
Total liabilities and stockholders’ equity	$4,708	$4,499
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$945	$890	$1,775	$1,478
Other	22	19	40	36
Total operating revenues	967	909	1,815	1,514
Operating expenses:
Aircraft fuel	244	335	536	550
Salaries, wages and benefits	211	174	414	346
Aircraft rent	148	133	279	261
Station operations	124	120	248	225
Sales and marketing	44	46	84	78
Maintenance, materials and repairs	52	31	97	65
Depreciation and amortization	12	15	23	28
Transaction and merger-related costs	—	9	1	20
Other operating	53	39	79	87
Total operating expenses	888	902	1,761	1,660
Operating income (loss)	79	7	54	(146)
Other income (expense):
Interest expense	(7)	(3)	(13)	(12)
Capitalized interest	6	2	12	3
Interest income and other	10	2	18	2
Total other income (expense)	9	1	17	(7)
Income (loss) before income taxes	88	8	71	(153)
Income tax expense (benefit)	17	(5)	13	(45)
Net income (loss)	$71	$13	$58	$(108)
Earnings (loss) per share:
Basic	$0.32	$0.06	$0.26	$(0.49)
Diluted	$0.31	$0.06	$0.26	$(0.49)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$71	$13	$58	$(108)
Unrealized gains (losses) and amortization from cash flow hedges, net of deferred tax benefit/(expense) of $(1) and $1, respectively, for the three and six months ended June 30, 2023 and less than $1 for each of the three and six months ended June 30, 2022. (Note 4)	3	—	(4)	—
Other comprehensive income (loss)	3	—	(4)	—
Comprehensive income (loss)	$74	$13	$54	$(108)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$58	$(108)
Deferred income taxes	13	(45)
Depreciation and amortization	23	28
Gains recognized on sale-leaseback transactions	(57)	(28)
Loss on extinguishment of debt	—	7
Stock-based compensation	7	7
Amortization of cash flow hedges, net of tax	1	1
Changes in operating assets and liabilities:
Accounts receivable	28	(6)
Supplies and other current assets	9	(34)
Aircraft maintenance deposits	(9)	(10)
Other long-term assets	(93)	(42)
Accounts payable	6	8
Air traffic liability	40	99
Other liabilities	(60)	56
Cash provided by (used in) operating activities	(34)	(67)
Cash flows from investing activities:
Capital expenditures	(23)	(14)
Pre-delivery deposits for flight equipment, net of refunds	(9)	(41)
Other	(1)	(2)
Cash provided by (used in) investing activities	(33)	(57)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	52	141
Principal repayments on debt	(51)	(189)
Proceeds from sale-leaseback transactions	89	23
Proceeds from the exercise of stock options	1	—
Minimum tax withholdings on share-based awards	(5)	(3)
Cash provided by (used in) financing activities	86	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	19	(152)
Cash, cash equivalents and restricted cash, beginning of period	761	918
Cash, cash equivalents and restricted cash, end of period	$780	$766
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

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
Net income (loss)	—	—	—	(13)	—	(13)
Shares issued in connection with vesting of restricted stock units	976,916	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(402,814)	—	(5)	—	—	(5)
Unrealized loss from cash flows hedges, net of tax	—	—	—	—	(7)	(7)
Stock option exercises	53,862	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2023	218,503,854	$—	$392	$109	$(13)	$488
Net income (loss)	—	—	—	71	—	71
Shares issued in connection with vesting of restricted stock units	185,358	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(15,080)	—	—	—	—	—
Amortization of swaption cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized gain from cash flows hedges, net of tax	—	—	—	—	2	2
Stock option exercises	2,003,261	—	1	—	—	1
Stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2023	220,677,393	$—	$396	$180	$(10)	$566
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
The Company is an ultra low-cost, low-fare airline headquartered in Denver, Colorado that offers flights throughout the United States and to select international destinations in the Americas, serving approximately 90 airports.
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
2. Revenue Recognition
As of June 30, 2023 and December 31, 2022, the Company’s air traffic liability balance was $356 million and $328 million, respectively, which includes amounts classified in other long-term liabilities. During the six months ended June 30, 2023, 89% of the air traffic liability as of December 31, 2022 was recognized as passenger revenue within the Company’s condensed consolidated statements of operations. Of the air traffic liability balances as of June 30, 2023 and December 31, 2022, $72 million and $60 million, respectively, was related to unearned membership fees.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three and six months ended June 30, 2023 and 2022, the Company recognized $10 million, $20 million, $23 million and $45 million, respectively, in passenger revenues within the Company’s condensed consolidated statements of operations, related to expected and actual expiration of customer rights to book future travel.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passenger revenues:
Fare	$361	$420	$664	$649
Non-fare passenger revenues:
Service fees	245	201	462	363
Baggage	232	186	453	316
Seat selection	74	68	146	122
Other	33	15	50	28
Total non-fare passenger revenue	584	470	1,111	829
Total passenger revenues	945	890	1,775	1,478
Other revenues	22	19	40	36
Total operating revenues	$967	$909	$1,815	$1,514
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$877	$819	$1,658	$1,365
Latin America	90	90	157	149
Total operating revenues	$967	$909	$1,815	$1,514
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Other Current Assets
Other current assets consist of the following (in millions):

	June 30, 2023	December 31, 2022
Supplier incentives	$40	$55
Prepaid expenses	23	20
Derivative instruments	5	24
Income tax and other taxes receivable	5	8
Other	5	7
Total other current assets	$78	$114
4. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During each of the three and six months ended June 30, 2023, the Company did not enter into any swaps and, therefore, paid no upfront premiums. During each of the three and six months ended June 30, 2022, the Company paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date for seven of the Company’s future aircraft deliveries. As of June 30, 2023, the Company had hedged the interest rate exposure on $295 million of total aircraft and spare engine rent for seven aircraft and two engines to be delivered by the end of 2023.
Additionally, the Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments but does not presently expect that any of its counterparties will fail to meet their respective obligations. The amount of such credit exposure is generally the fair value of the Company’s outstanding contracts in a receivable position. To manage credit risks, the Company selects counterparties based on credit assessments and monitors the market position with each counterparty.
The assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s condensed consolidated balance sheets. There were $5 million and $24 million of assets outstanding as of June 30, 2023 and December 31, 2022, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes the effect of interest rate derivative instruments reflected in aircraft rent expense within the Company’s condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$(1)	$(1)	$(1)	$(1)
The following table summarizes the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$1	$1	$1	$1
Interest rate derivative contract gains (losses), net of tax	2	(1)	(5)	(1)
Total	$3	$—	$(4)	$—
As of June 30, 2023, $10 million of losses, net of tax, related to interest rate hedging instruments included in accumulated other comprehensive income (loss), a component of stockholders’ equity on the Company’s condensed consolidated balance sheets, is expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft or engine lease term.
5. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	June 30, 2023	December 31, 2022
Passenger and other taxes and fees payable	$128	$113
Salaries, wages and benefits	98	104
Aircraft maintenance	58	63
Station obligations	49	57
Fuel liabilities	33	34
Leased aircraft return costs	28	84
Other current liabilities	62	63
Total other current liabilities	$456	$518

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

6. Debt
The Company’s debt obligations are as follows (in millions):

	June 30, 2023	December 31, 2022
Secured debt:
Pre-delivery credit facility(a)	$270	$277
Floating rate building note(b)	17	17
Unsecured debt:
Affinity card advance purchase of mileage credits(c)	80	71
PSP Promissory Notes(d)	66	66
Total debt	433	431
Less current maturities of long-term debt	(237)	(157)
Less debt acquisition costs and other discounts, net	(3)	(2)
Long-term debt, net	$193	$272
__________________
(a)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A., as facility agent, in December 2014 (as amended from time to time, the “PDP Financing Facility”). The PDP Financing Facility is primarily collateralized by the Company’s purchase agreement for Airbus A320 family aircraft deliveries (see Note 9) through the term of the facility, which extends through December 2025. As of June 30, 2023, the PDP Financing Facility allows for total commitments of up to $270 million.
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
(b)Represents a note with a commercial bank related to the Company’s headquarters building. Under the terms of the note, the Company began repaying the outstanding principal balance with quarterly payments beginning in January 2022 and continuing until the maturity date in December 2023. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of one-month SOFR plus a margin is payable monthly.
(c)The Company entered into an agreement with Barclays in 2003 which, as amended, provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company meets certain conditions precedent. The pre-purchased miles facility amount is to be reset on January 15 of each calendar year through, and including, January 15, 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate ("EFFR") plus a margin. Beginning March 31, 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
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
In connection with the term loan facility entered into with the Treasury on September 28, 2020 (the “Treasury Loan”), which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. The Treasury has not exercised any warrants as of June 30, 2023.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash payments for interest related to debt were $12 million and $5 million for the six months ended June 30, 2023 and 2022, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of June 30, 2023 and December 31, 2022, the Company did not have any outstanding letters of credit that were drawn upon.
As of June 30, 2023, future maturities of debt are payable as follows (in millions):

June 30, 2023
Remainder of 2023	$102
2024	163
2025	22
2026	—
2027	—
Thereafter	146
Total debt principal payments	$433
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of June 30, 2023, the Company was in compliance with all of its covenants.
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
Aircraft
As of June 30, 2023, the Company leased 126 aircraft with remaining terms ranging from one month to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of June 30, 2023, the Company leased 32 spare engines which are all under operating leases, with the remaining term ranging from one month to 12 years. As of June 30, 2023, the lease rates for 13 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three and six months ended June 30, 2023 and 2022, the Company executed sale-leaseback transactions with third-party lessors for one, four, three and five new Airbus A320neo family aircraft, respectively, and also entered into direct leases for two and five new Airbus A320neo family aircraft during the three and six months ended June 30, 2023, respectively. The Company did not enter into any direct leases during the three and six months ended June 30, 2022. Additionally, the Company completed sale-leaseback transactions for one and two engines during the three and six months ended June 30, 2023, respectively, and two engines for each of the three and six months ended June 30, 2022. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $17 million, $57 million, $21 million and $28 million during the three and six months ended June 30, 2023 and 2022, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and six months ended June 30, 2023 and 2022, aircraft rent expense was $148 million, $279 million, $133 million and $261 million respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable, and any impact from changes in those estimates, was ($2 million) for each of the three and six months ended June 30, 2023 and ($1 million) for each of the three and six months ended June 30, 2022. The portion of supplemental rent expense related to probable lease return condition obligations was $22 million, $24 million, $18 million and $33 million for the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company’s total leased aircraft return cost liability was $58 million and $102 million, respectively, which are reflected in other current liabilities and other long-term liabilities within the Company’s condensed consolidated balance sheets.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of June 30, 2023 and December 31, 2022, the Company had aircraft maintenance deposits that are expected to be recoverable of $109 million and $117 million, respectively, on the Company’s condensed consolidated balance sheets, of which $24 million and $12 million, respectively, are included in accounts receivable, net on the Company’s condensed consolidated balance sheets as the eligible maintenance has been performed. The remaining $85 million and $105 million are included within aircraft maintenance deposits on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of June 30, 2023, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be $2 million for the remainder of 2023, $3 million per year for 2024 through 2026, $4 million for 2027 and $5 million thereafter, before consideration of reimbursements.
During the six months ended June 30, 2023, the Company extended the term for certain aircraft operating leases that were slated to expire in the fourth quarter of 2023. For the six months ended June 30, 2023, the Company recorded an $18 million benefit to aircraft rent in the Company’s condensed consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Airport Facilities
The Company’s facility leases are primarily for space at approximately 90 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of June 30, 2023, the remaining lease terms vary from one month to 12 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to nine years as of June 30, 2023.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost(a)	$131	$118	$258	$235
Variable lease cost(a)	70	64	144	119
Total lease costs	$201	$182	$402	$354
______________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and six months ended June 30, 2023 and 2022, the Company acquired, through new or modified operating leases, operating lease assets totaling $107 million, $338 million, $87 million and $148 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2023 and 2022, the Company paid cash of $130 million, $257 million, $119 million and $236 million, respectively, for amounts included in the measurement of lease liabilities.
8. Stock-Based Compensation
During the three and six months ended June 30, 2023 and 2022, the Company recognized $3 million, $7 million, $4 million and $7 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options and Restricted Awards
There were no stock options granted during the six months ended June 30, 2023. During the six months ended June 30, 2023, 2,057,123 vested stock options were exercised with a weighted-average exercise price of $0.32 per share. As of June 30, 2023, the weighted-average exercise price of outstanding options was $2.60 per share.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the six months ended June 30, 2023, 1,507,011 restricted stock units were issued with a weighted-average grant date fair value of $11.86 per share. During the six months ended June 30, 2023, 1,162,274 restricted stock units vested, of which 417,894 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $11.88 and $12.32 per share, respectively.
Phantom Equity Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed in June 2011 (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2021, the remaining liability was $26 million and presented within other current liabilities on the Company’s condensed consolidated balance sheet. During the six months ended June 30, 2022, the $26 million was fully paid.
Stockholders’ Equity
As of June 30, 2023 and December 31, 2022, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
9. Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2023, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2023	—	7	7	2
2024	—	24	24	2
2025	17	24	41	4
2026	19	22	41	4
2027	21	21	42	3
Thereafter	10	52	62	2
Total	67	150	217	17
__________________
(a)    While the schedule presented reflects the contractual delivery dates as of June 30, 2023, the Company has recently experienced modest delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of June 30, 2023, the Company had commitments to purchase an aggregate of 67 A320neo and 150 A321neo aircraft, with deliveries expected through 2029 per the latest delivery schedule. The Company has the option to convert 18 A320neo family aircraft to A321XLR family aircraft under certain terms and conditions. Since the option has not been exercised, this conversion right is not reflected in the table above.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Airbus Purchase Agreements also provide for, among other things, varying purchase incentives for each aircraft type (e.g., A320neo versus A321neo), which are allocated proportionally by aircraft type over the remaining aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized within other assets on the Company’s condensed consolidated balance sheets, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost.
In April 2022, the Company’s agreement with Pratt & Whitney, the provider of engines for certain of the Company’s undelivered aircraft order book, was amended to include additional spare engine commitments and adjust the timing of remaining deliveries, which has been reflected in the table above.
As of June 30, 2023, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following:

(in millions)	Total
Remainder of 2023	$417
2024	1,448
2025	2,437
2026	2,357
2027	2,447
Thereafter	3,757
Total	$12,863
As of June 30, 2023, the Company had signed lease agreements with two of its leasing partners to add ten additional A321neo aircraft through direct leases. Five of the aircraft have been delivered, with two such direct lease deliveries having occurred in the second quarter of 2023, and the remaining five continuing into the third quarter of 2023, based on the latest delivery schedule. None of these five undelivered aircraft are reflected in the table above given these are not purchase orders.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 86% of all employees as of June 30, 2023. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of June 30, 2023:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	June 30, 2023
Pilots	Air Line Pilots Association (ALPA)	January 2024	31%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	49%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	4%
Aircraft Appearance Agents	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	December 2021(b)	1%
Material Specialists	IBT	March 2022(b)	<1%
Maintenance Controllers	IBT	October 2023	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)    The Company’s collective bargaining agreements with its dispatchers and material specialists, represented by TWU and IBT, respectively, were still amendable as of June 30, 2023 and negotiations are ongoing; however, each agreement is operating under its current arrangement until an amendment has been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $6 million and $5 million for health care claims estimated to be incurred but not yet paid, as of June 30, 2023 and December 31, 2022, respectively, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic:
Net income (loss)	$71	$13	$58	$(108)
Less: net income attributable to participating rights	(2)	—	(2)	—
Net income (loss) attributable to common stockholders	$69	$13	$56	$(108)
Weighted-average common shares outstanding, basic	219,402,647	217,602,480	218,792,850	217,438,904
Net earnings (loss) per share, basic	$0.32	$0.06	$0.26	$(0.49)
Diluted:
Net income (loss)	$71	$13	$58	$(108)
Less: net income attributable to participating rights	(2)	—	(2)	—
Net income (loss) attributable to common stockholders	$69	$13	$56	$(108)
Weighted-average common shares outstanding, basic	219,402,647	217,602,480	218,792,850	217,438,904
Effect of dilutive potential common shares	1,023,012	1,334,065	1,430,423	—
Weighted-average common shares outstanding, diluted	220,425,659	218,936,545	220,223,273	217,438,904
Net earnings (loss) per share, diluted	$0.31	$0.06	$0.26	$(0.49)
Approximately 2,886,151 and 2,264,024 shares were excluded from the computation of diluted shares for the three and six months ended June 30, 2023, respectively, due to antidilutive effects. Approximately 2,284,417 shares were excluded from the computation of diluted shares for the three months ended June 30, 2022 due to antidilutive effects. Due to the net loss incurred during the six months ended June 30, 2022, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of June 30, 2023 and December 31, 2022, the Company had less than $1 million of restricted cash.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
PDP Financing Facility	$270	$272	$277	$277
Floating rate building note	17	17	17	17
Unsecured debt:
Affinity card advance purchase of mileage credits	80	77	71	66
PSP Promissory Notes	66	55	66	52
Total debt	$433	$421	$431	$412
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of June 30, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$780	$780	$—	$—
Interest rate derivative contracts	Other current assets	$5	$—	$5	$—

		Fair Value Measurements as of December 31, 2022
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$761	$761	$—	$—
Interest rate derivative contracts	Other current assets	$24	$—	$24	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2022 and June 30, 2023.
12. Related Parties
Management Services
Indigo Partners LLC (“Indigo Partners”) manages an investment fund that is the controlling stockholder of the Company. The Company is assessed a quarterly fee by Indigo Partners for management services. The Company recorded $1 million for each of the three and six months ended June 30, 2023 and 2022 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018, under which sales began in July 2018. Two of the Company’s directors are members of the board of directors of Volaris and one is an alternate director. As of June 30, 2023, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.

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
The Company recorded less than $1 million and $1 million in expenses related to the proposed Merger within transaction and merger-related costs in the Company’s condensed consolidated statement of operations, during the three and six months ended June 30, 2023, respectively, which represented merger-related retention bonus expense for all eligible employees who were subject to CARES Act compensation restrictions. During the three and six months ended June 30, 2022, the Company recorded $9 million and $20 million, respectively, of expenses related to the proposed Merger within transaction and merger-related costs in the Company’s condensed consolidated statement of operations. These costs included $4 million and $12 million, respectively, related to transaction costs, which include banking, legal and accounting fees, among others, charged in connection with the Merger, and $5 million and $8 million, respectively, of retention bonus expenses.
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
Overview
Frontier Airlines, Inc. (“Frontier”) is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
The following table provides select financial and operational information for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Total operating revenues	$967	$909	$1,815	$1,514
Total operating expenses	$888	$902	$1,761	$1,660
Income (loss) before income taxes	$88	$8	$71	$(153)
Available seat miles (“ASMs”)	9,337	7,594	18,112	15,036
Total operating revenues for the three and six months ended June 30, 2023 totaled $967 million and $1,815 million, respectively, an increase of 6% and 20% compared to the three and six months ended June 30, 2022, respectively. This was primarily due to an increase in capacity, as measured by ASMs, as compared to the corresponding periods in 2022, along with an increase in ancillary revenue per passenger, partially offset by a decrease in fare revenue per passenger.

Total operating expenses during the three and six months ended June 30, 2023 totaled $888 million and $1,761 million, respectively, resulting in a cost per available seat mile (“CASM”) of 9.51¢ and 9.72¢, compared to 11.87¢ and 11.04¢ for the three and six months ended June 30, 2022, respectively. Fuel expense was 27% lower and 3% lower during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The $91 million and $14 million decrease in fuel expense for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, are primarily driven by a 39% and 18% decrease in fuel rates, partially offset by the 19% and 18% increase in fuel gallons consumed during the three and six months ended June 30, 2023, respectively, as a result of the 23% and 20% increase in capacity, respectively. Our non-fuel expenses increased by 14% and 10% during the three and six months ended June 30, 2023, respectively, as compared to the corresponding prior year periods, driven primarily by higher capacity and a larger fleet size and the resulting increase in operations during these same periods. CASM (excluding fuel), a non-GAAP measure, decreased 8% for the three months ended June 30, 2023 to 6.90¢, as compared to the corresponding period in 2022, as a result of the increase to capacity and was also favorably impacted by station costs due mainly to lower passenger reaccomodation costs, the fixed nature of aircraft rent expense, insignificant transaction and merger-related costs and lower sales and marketing costs, which was partially offset by higher maintenance, material and repair costs. CASM (excluding fuel), a non-GAAP measure, decreased 8% for the six months ended June 30, 2023 to 6.77¢, as compared to the corresponding period in 2022, as a result of the increase to capacity and was also favorably impacted by lower aircraft rent including the reversal of $18 million of previously accrued lease return costs, higher sale-leaseback gains, lower transaction and merger-related expenses and the semi-fixed nature of certain airport costs, partially offset by higher maintenance, material and repair costs. Adjusted (non-GAAP) CASM (excluding fuel) decreased from 7.24¢ for the three months ended June 30, 2022 to 6.90¢ for the three months ended June 30, 2023. For the three months ended June 30, 2022, this excludes the impact of $9 million in transaction and merger-related costs, $7 million in asset impairment charges and $1 million in collective bargaining contract ratification costs. There were no adjustments for the three months ended June 30, 2023. Adjusted (non-GAAP) CASM (excluding fuel) decreased from 7.19¢ for the six months ended June 30, 2022 to 6.76¢ for the six months ended June 30, 2023. For the six months ended June 30, 2022, this excludes the impact of $20 million in transaction and merger-related costs, $7 million in asset impairment charges and $1 million in collective bargaining contract ratification costs. For the six months ended June 30, 2023, this excludes the impact of $1 million in transaction and merger-related costs. For the reconciliation to corresponding generally accepted accounting principles in the United States (“GAAP”) measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”
We generated net income of $71 million and $58 million during the three and six months ended June 30, 2023, respectively, compared to net income of $13 million and a net loss of $108 million for the three and six months ended June 30, 2022, respectively. Considering these aforementioned non-GAAP adjustments and the related tax impacts, our adjusted (non-GAAP) net income was $71 million and $59 million for the three and six months ended June 30, 2023, respectively, as compared to an adjusted (non-GAAP) net income of $20 million and a net loss of $89 million for the three and six months ended June 30, 2022, respectively. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), Net Income (Loss) to Adjusted Net Income (Loss) and to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
As of June 30, 2023, our total available liquidity was $780 million, made up of cash and cash equivalents. On February 2, 2022, we repaid the $150 million outstanding under our term loan facility (the “Treasury Loan”) with the U.S. Department of the Treasury (the “Treasury”). The repayment of this loan unencumbered our co-branded credit card program and related brand assets that secured the Treasury Loan obligation.

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating Revenues

	Three Months Ended June 30,		Change
	2023	2022	2023 vs. 2022
Operating revenues ($ in millions):
Passenger	$945	$890	$55	6%
Other	22	19	3	16%
Total operating revenues	$967	$909	$58	6%

Operating statistics:
ASMs (millions)	9,337	7,594	1,743	23%
Revenue passenger miles (“RPMs”) (millions)	7,964	6,388	1,576	25%
Average stage length (miles)	1,038	960	78	8%
Load factor	85.3%	84.1%	1.2 pts	N/A
Total revenue per ASM (“RASM”) (¢)	10.35	11.97	(1.62)	(14)%
Total ancillary revenue per passenger ($)	79.64	74.96	4.68	6%
Total revenue per passenger ($)	127.23	139.40	(12.17)	(9)%
Passengers (thousands)	7,596	6,518	1,078	17%
Total operating revenue increased $58 million, or 6%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, as we experienced increased demand for leisure travel. Revenue was favorably impacted by a 23% capacity growth, as measured by ASMs, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was driven by a 12% increase in average aircraft in service during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, as well as a 6% increase in average daily aircraft utilization to 11.5 hours per day for the three months ended June 30, 2023, as compared to 10.9 hours per day for the corresponding prior year period. Revenue was unfavorably impacted by the 14% decline in RASM due to the 9% decline in revenue per passenger mainly caused by moderation of fare revenue per passenger and the 8% increase in average stage length, partially offset by a 6% increase in total ancillary revenue per passenger and increased load factors during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Operating Expenses

	Three Months Ended June 30,		Change		Cost per ASM				Change
	2023	2022	2023 vs. 2022		2023		2022		2023 vs. 2022
Operating expenses ($ in millions):(a)
Aircraft fuel	$244	$335	$(91)	(27)%	2.61	¢	4.41	¢	(41)%
Salaries, wages and benefits	211	174	37	21%	2.26		2.29		(1)%
Aircraft rent	148	133	15	11%	1.59		1.75		(9)%
Station operations	124	120	4	3%	1.33		1.58		(16)%
Sales and marketing	44	46	(2)	(4)%	0.47		0.61		(23)%
Maintenance, materials and repairs	52	31	21	68%	0.56		0.41		37%
Depreciation and amortization	12	15	(3)	(20)%	0.13		0.20		(35)%
Transaction and merger-related costs	—	9	(9)	N/M	—		0.12		N/M
Other operating expenses	53	39	14	36%	0.56		0.50		12%
Total operating expenses	$888	$902	$(14)	(2)%	9.51	¢	11.87	¢	(20)%

Operating statistics:
ASMs (millions)	9,337	7,594	1,743	23%
Average stage length (miles)	1,038	960	78	8%
Passengers (thousands)	7,596	6,518	1,078	17%
Departures	45,408	40,829	4,579	11%
CASM (excluding fuel) (¢) (b)	6.90	7.46	(0.56)	(8)%
Adjusted CASM (excluding fuel) (¢) (b)	6.90	7.24	(0.34)	(5)%
Fuel cost per gallon ($)	2.69	4.41	(1.72)	(39)%
Fuel gallons consumed (thousands)	90,379	76,000	14,379	19%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended June 30,
	2023		2022
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.51		11.87
Aircraft fuel	(244)	(2.61)	(335)	(4.41)
CASM (excluding fuel)(b)		6.90		7.46
Transaction and merger-related costs(c)	—	—	(9)	(0.12)
Asset impairment(d)	—	—	(7)	(0.09)
Collective bargaining contract ratification(e)	—	—	(1)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.90		7.24
Aircraft fuel	244	2.61	335	4.41
Adjusted CASM(f)		9.51		11.65
Net interest expense (income)	(9)	(0.10)	(1)	(0.01)
Adjusted CASM + net interest(g)		9.41		11.64

CASM		9.51		11.87
Net interest expense (income)	(9)	(0.10)	(1)	—
CASM + net interest(g)		9.41		11.87
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
(c)Represents $5 million in employee retention costs and $4 million in transaction costs, including banking, legal and accounting fees, incurred in connection with the terminated Merger with Spirit, for the three months ended June 30, 2022.
(d)Represents a write-off of $7 million in capitalized software development costs as a result of a termination of a vendor arrangement.
(e)Represents $1 million of costs related to the collective bargaining contract ratification costs earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
(f)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(g)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Aircraft Fuel. Aircraft fuel expense decreased by $91 million, or 27%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily due to a 39% decrease in fuel rates partially offset by a 19% increase in fuel gallons consumed due to increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $37 million, or 21%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to higher crew costs, primarily from pilots, driven by elevated credit hours and other benefit costs, as well as increased headcount of salaried support staff.
Aircraft Rent. Aircraft rent expense increased by $15 million, or 11%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a larger fleet and higher costs associated with anticipated lease returns.
Station Operations. Station operations expense increased by $4 million, or 3%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a 17% and 11% increase in passengers and departures, respectively, as well as higher station agent commission costs partially offset by lower passenger reaccommodation expenses.
Sales and Marketing. Sales and marketing expense decreased by $2 million, or 4%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a reduction in media advertising expense and lower booking fees, partially offset by higher credit card fees resulting from the 6% increase in revenue. The following table presents our distribution channel mix:

	Three Months Ended June 30,		Change
Distribution Channel	2023	2022	2023 vs. 2022
Our website, mobile app and other direct channels	71%	68%	3	pts
Third-party channels	29%	32%	(3)	pts
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $21 million, or 68%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This was primarily due to more average aircraft in service and higher average daily utilization per aircraft, which resulted in higher maintenance costs, including higher aircraft materials and airframe check expenses, as well as associated contract labor costs.
Depreciation and Amortization. Depreciation and amortization expense decreased by $3 million, or 20%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a loss on asset disposal during the comparable period, partially offset by an increase in capital maintenance.
Transaction and Merger-Related Costs. Transaction and merger-related costs decreased by $9 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, as the Merger Agreement was terminated on July 27, 2022.
Other Operating Expenses. Other operating expenses increased by $14 million, or 36%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by increased administrative costs, including IT and professional services as well as higher travel expenses relating to crew accommodations, driven by an increase in capacity. These increases were partially offset by lower gains on sale-leaseback transactions compared to the corresponding prior period.
Other Income (Expense). Other income increased by $8 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Higher interest rates and increased balances in our interest-bearing cash accounts contributed to an increase in interest income. Additionally, higher interest rates contributed to greater capitalized interest which was partially offset by interest expense as a result of rate increases on our variable rate debt.

Income Taxes. Our effective tax rate for the three months ended June 30, 2023 was an expense of 19.3%, compared to a benefit of 62.5% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was lower than the statutory rate primarily due to excess tax benefits associated with our stock-based compensation arrangements. The increase in the estimated annual tax rate for the six months ended June 30, 2022, as compared to the estimated annual effective rate for the first quarter of 2022, resulted in an income tax benefit for the three months ended June 30, 2022.
Results of Operations
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating Revenues

	Six Months Ended June 30,		Change
	2023	2022	2023 vs. 2022
Operating revenues ($ in millions):
Passenger	$1,775	$1,478	$297	20%
Other	40	36	4	11%
Total operating revenues	$1,815	$1,514	$301	20%

Operating statistics:
ASMs (millions)	18,112	15,036	3,076	20%
Revenue passenger miles (millions)	15,226	11,912	3,314	28%
Average stage length (miles)	1,045	977	68	7%
Load factor	84.1%	79.2%	4.9 pts	N/A
RASM (¢)	10.02	10.07	(0.05)	—%
Total ancillary revenue per passenger ($)	79.78	72.38	7.40	10%
Total revenue per passenger ($)	125.83	126.71	(0.88)	(1)%
Passengers (thousands)	14,422	11,946	2,476	21%
Total operating revenue increased $301 million, or 20%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as we experienced increased demand for leisure travel. Revenue was favorably impacted by 20% capacity growth, as measured by ASMs, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was driven by an 11% increase in average aircraft in service during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, as well as a 6% increase in average daily aircraft utilization to 11.4 hours per day for the six months ended June 30, 2023, as compared to 10.8 hours per day for the corresponding prior year period. RASM remained consistent for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, as load factor increased 4.9 pts. and ancillary revenue per passenger increased 10%, partially offset by a 7% increase in average stage length and a 1% decrease in total revenue per passenger.

Operating Expenses

	Six Months Ended June 30,		Change		Cost per ASM				Change
	2023	2022	2023 vs. 2022		2023		2022		2023 vs. 2022
Operating expenses ($ in millions):(a)
Aircraft fuel	$536	$550	$(14)	(3)%	2.96	¢	3.66	¢	(19)%
Salaries, wages and benefits	414	346	68	20%	2.29		2.30		—%
Aircraft rent	279	261	18	7%	1.54		1.74		(11)%
Station operations	248	225	23	10%	1.37		1.50		(9)%
Sales and marketing	84	78	6	8%	0.46		0.52		(12)%
Maintenance, materials and repairs	97	65	32	49%	0.54		0.43		26%
Depreciation and amortization	23	28	(5)	(18)%	0.13		0.19		(32)%
Transaction and merger-related costs	1	20	(19)	(95)%	0.01		0.13		(92)%
Other operating expenses	79	87	(8)	(9)%	0.42		0.57		(26)%
Total operating expenses	$1,761	$1,660	$101	6%	9.72	¢	11.04	¢	(12)%

Operating statistics:
ASMs (millions)	18,112	15,036	3,076	20%
Average stage length (miles)	1,045	977	68	7%
Passengers (thousands)	14,422	11,946	2,476	21%
Departures	88,120	79,413	8,707	11%
CASM (excluding fuel) (¢) (b)	6.77	7.38	(0.61)	(8)%
Adjusted CASM (excluding fuel) (¢) (b)	6.76	7.19	(0.43)	(6)%
Fuel cost per gallon ($)	3.06	3.72	(0.66)	(18)%
Fuel gallons consumed (thousands)	174,966	147,993	26,973	18%
_________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Six Months Ended June 30,
	2023		2022
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.72		11.04
Aircraft fuel	(536)	(2.95)	(550)	(3.66)
CASM (excluding fuel)(b)		6.77		7.38
Transaction and merger-related costs(c)	(1)	(0.01)	(20)	(0.13)
Asset impairment(d)	—	—	(7)	(0.05)
Collective bargaining contract ratification(e)	—	—	(1)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.76		7.19
Aircraft fuel	536	2.95	550	3.66
Adjusted CASM(f)		9.71		10.85
Net interest expense (income)	(17)	(0.09)	7	0.05
CARES Act - write-off of deferred financing costs due to paydown of loan(g)	—	—	(7)	(0.05)
Adjusted CASM + net interest(h)		9.62		10.85

CASM		9.72		11.04
Net interest expense (income)	(17)	(0.09)	7	0.05
CASM + net interest(h)		9.63		11.09
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
(c)Represents $1 million in employee retention costs incurred in connection with the terminated Merger with Spirit for the six months ended June 30, 2023. Represents $12 million in transaction costs, including banking, legal and accounting fees, and $8 million in employee retention costs incurred in connection with the terminated Merger with Spirit for the six months ended June 30, 2022.
(d)Represents a write-off of $7 million in capitalized software development costs as a result of a termination of a vendor arrangement.
(e)Represents $1 million of costs related to a one-time contract ratification incentive, plus payroll-related taxes earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
(f)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

(g)On February 2, 2022, we repaid the Treasury Loan, which resulted in a one-time write-off of the remaining $7 million in unamortized deferred financing costs related to the Treasury Loan. This amount is a component of interest expense.
(h)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense decreased by $14 million, or 3%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to an 18% decrease in fuel rates, partially offset by the 18% increase in gallons consumed, driven by our higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $68 million, or 20%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to higher crew costs, primarily from pilots, driven by elevated credit hours and other benefit costs, and an increased headcount of salaried support staff for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Aircraft Rent. Aircraft rent expense increased by $18 million, or 7%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a larger fleet, partially offset by the reversal of $18 million of previously accrued lease return costs due to a four-year lease extension of two of our aircraft.
Station Operations. Station operations expense increased by $23 million, or 10%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a 21% and 11% increase in passengers and departures, respectively, as well as higher station agent commissions costs partially offset by lower passenger reaccommodation expenses.
Sales and Marketing. Sales and marketing expense increased by $6 million, or 8%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to higher credit card fees resulting from the 20% increase in revenue, partially offset by a reduction in media advertising. The following table presents our distribution channel mix:

	Six Months Ended June 30,		Change
Distribution Channel	2023	2022	2023 vs. 2022
Our website, mobile app and other direct channels	71%	69%	2	pts
Third-party channels	29%	31%	(2)	pts
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $32 million, or 49%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This was primarily due to more average aircraft in service and higher average daily utilization per aircraft, which resulted in higher maintenance costs, including higher aircraft materials and airframe check expenses, as well as associated contract labor costs.
Depreciation and Amortization. Depreciation and amortization expense decreased by $5 million, or 18%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a loss on asset disposal during the six months ended June 30, 2023, partially offset by an increase in capital maintenance.
Transaction and Merger-Related Costs. Transaction and merger-related costs decreased by $19 million, or 95%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, as the Merger Agreement was terminated on July 27, 2022.

Other Operating Expenses. Other operating expenses decreased by $8 million, or 9%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily driven by $29 million in additional sale-leaseback gains, partially offset by increases to supplies and general and administrative costs, including IT and professional services, as well as increases to travel expenses relating to crew accommodations, driven by an increase in capacity.
Other Income (Expense). Other income increased by $24 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Higher interest rates and increased balances in our interest-bearing cash accounts contributed to an increase in interest income. Additionally, higher interest rates contributed to greater capitalized interest which was partially offset by interest expense as a result of rate increases on our variable rate debt, and during the six months ended June 30, 2022, there was a $7 million loss from the extinguishment of debt related to the write-off of unamortized deferred financing costs associated with the Treasury Loan.
Income Taxes. Our effective tax rate for the six months ended June 30, 2023 was an expense of 18.3%, compared to a benefit of 29.4% for six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was lower than the statutory rate primarily due to excess tax benefits associated with our stock-based compensation arrangements. The effective tax rate for the six months ended June 30, 2022 is higher than the statutory rate due to the non-deductibility of certain executive compensation costs and other employee benefits.

Reconciliation of Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), Net Income (Loss) to Adjusted Net Income (Loss) and to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$88	$25	$72	$(118)
Adjusted net income (loss)(a)	$71	$20	$59	$(89)
EBITDA(a)	$91	$22	$77	$(118)
EBITDAR(b)	$239	$155	$356	$143
Adjusted EBITDA(a)	$91	$32	$78	$(97)
Adjusted EBITDAR(b)	$239	$165	$357	$164
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
Adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness or possible cash requirements related to our warrants; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of pre-tax income (loss), net income (loss) and EBITDA, including adjusted pre-tax income (loss), adjusted net income (loss) and adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$71	$13	$58	$(108)
Non-GAAP Adjustments(a):
Transaction and merger-related costs	—	9	1	20
Asset impairment	—	7	—	7
Collective bargaining contract ratification	—	1	—	1
CARES Act - write-off of deferred financing costs due to paydown of loan	—	—	—	7
Pre-tax impact	—	17	1	35
Tax benefit (expense) related to non-GAAP adjustments	—	(10)	—	(16)
Adjusted net income (loss)	$71	$20	$59	$(89)

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$88	$8	$71	$(153)
Pre-tax impact	—	17	1	35
Adjusted pre-tax income (loss)	$88	$25	$72	$(118)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$71	$13	$58	$(108)
Plus (minus):
Interest expense	7	3	13	12
Capitalized interest	(6)	(2)	(12)	(3)
Interest income and other	(10)	(2)	(18)	(2)
Income tax expense (benefit)	17	(5)	13	(45)
Depreciation and amortization	12	15	23	28
EBITDA	91	22	77	(118)
Plus: Aircraft rent	148	133	279	261
EBITDAR	$239	$155	$356	$143

EBITDA	$91	$22	$77	$(118)
Plus (minus)(a):
Transaction and merger-related costs	—	9	1	20
Collective bargaining contract ratification	—	1	—	1
Adjusted EBITDA	91	32	78	(97)
Plus: Aircraft rent	148	133	279	261
Adjusted EBITDAR	$239	$165	$357	$164
_____________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2023 and 2022. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2023	2022		Change	2023	2022		Change
Operating statistics (unaudited)(a)
ASMs (millions)	9,337	7,594		23%	18,112	15,036		20%
Departures	45,408	40,829		11%	88,120	79,413		11%
Average stage length (miles)	1,038	960		8%	1,045	977		7%
Block hours	128,854	109,074		18%	251,824	215,611		17%
Average aircraft in service	123	110		12%	122	110		11%
Aircraft – end of period	126	114		11%	126	114		11%
Average daily aircraft utilization (hours)	11.5	10.9		6%	11.4	10.8		6%
Passengers (thousands)	7,596	6,518		17%	14,422	11,946		21%
Average seats per departure	198	193		3%	197	193		2%
RPMs (millions)	7,964	6,388		25%	15,226	11,912		28%
Load Factor	85.3%	84.1%	1.2	pts	84.1%	79.2%	4.9	pts
Fare revenue per passenger ($)	47.59	64.44		(26)%	46.05	54.33		(15)%
Non-fare passenger revenue per passenger ($)	76.89	72.01		7%	77.06	69.36		11%
Other revenue per passenger ($)	2.75	2.95		(7)%	2.72	3.02		(10)%
Total ancillary revenue per passenger ($)	79.64	74.96		6%	79.78	72.38		10%
Total revenue per passenger ($)	127.23	139.40		(9)%	125.83	126.71		(1)%
RASM (¢)	10.35	11.97		(14)%	10.02	10.07		—%
CASM (¢)	9.51	11.87		(20)%	9.72	11.04		(12)%
CASM (excluding fuel) (¢) (b)	6.90	7.46		(8)%	6.77	7.38		(8)%
CASM + net interest (¢) (b)	9.41	11.87		(21)%	9.63	11.09		(13)%
Adjusted CASM (¢) (b)	9.51	11.65		(18)%	9.71	10.85		(11)%
Adjusted CASM (excluding fuel) (¢) (b)	6.90	7.24		(5)%	6.76	7.19		(6)%
Adjusted CASM + net interest (¢) (b)	9.41	11.64		(19)%	9.62	10.85		(11)%
Fuel cost per gallon ($)	2.69	4.41		(39)%	3.06	3.72		(18)%
Fuel gallons consumed (thousands)	90,379	76,000		19%	174,966	147,993		18%
Full-time equivalent employees (FTEs)	6,692	5,712		17%	6,692	5,712		17%
__________________
(a)See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”

Liquidity, Capital Resources and Financial Position
Overview
As of June 30, 2023, we had $780 million in total available liquidity, made up of cash and cash equivalents. We had $430 million of total debt, net, of which $237 million is short-term. Our total debt, net is comprised of our $270 million pre-delivery payment (“PDP”) facility (“PDP Financing Facility”), $80 million pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans from the Treasury (the “PSP Promissory Notes”) and $17 million in secured indebtedness for our headquarters building, partially offset by $3 million in deferred debt acquisition costs and other discounts.
On February 2, 2022, we repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the six months ended June 30, 2022.
In connection with the PSP Promissory Notes and Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued to the Treasury in common shares and we have classified the warrant liability to additional paid-in-capital on our condensed consolidated balance sheet. The Treasury has not exercised any warrants as of June 30, 2023.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.

The following table presents the major indicators of our financial condition and liquidity:

	June 30, 2023	December 31, 2022
	($ in millions)
Cash and cash equivalents	$780	$761
Total current assets, excluding cash and cash equivalents	$229	$259
Total current liabilities, excluding current maturities of long-term debt and operating leases	$911	$933
Current maturities of long-term debt, net	$237	$157
Long-term debt, net	$193	$272
Stockholders’ equity	$566	$509
Debt to capital ratio	43%	46%
Debt to capital ratio, including operating lease obligations	84%	85%
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
Our single largest capital commitment relates to the acquisition of aircraft. As of June 30, 2023, we operated all of our 126 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of June 30, 2023, we had $380 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of June 30, 2023, our PDP Financing Facility, which allows us to draw up to an aggregate of $270 million, had $270 million outstanding. As of June 30, 2023, we had a firm obligation to purchase 217 A320neo family aircraft and 17 additional spare engines to be delivered by 2029. Of our aircraft commitments, four had committed operating leases for 2023 deliveries, and we are evaluating financing options for the remaining aircraft. As of June 30, 2023, we had signed lease agreements with two of our leasing partners to add ten additional A321neo aircraft through direct leases. Five deliveries occurred in the six months ended June 30, 2023, with the remaining five deliveries continuing into the third quarter of 2023, based on the latest delivery schedule. These direct lease aircraft are not included in the 217 aircraft subject to the purchase agreements with Airbus discussed above.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to our respective aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. During the six months ended June 30, 2023 and 2022, we made $9 million and $10 million, respectively, in maintenance deposit payments to our lessors. As of June 30, 2023, we had $109 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheet, of which $24 million was included in accounts receivable because the eligible maintenance had been performed and the remaining $85 million was included within aircraft maintenance deposits.

The following table summarizes current and long-term material cash requirements as of June 30, 2023, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations(a)	$102	$163	$22	$—	$—	$146	$433
Interest commitments(b)	12	12	7	7	7	7	52
Operating lease obligations(c)	254	505	491	427	362	1,295	3,334
Flight equipment purchase obligations(d)	417	1,448	2,437	2,357	2,447	3,757	12,863
Maintenance deposit obligations(e)	2	3	3	3	4	5	20
Total	$787	$2,131	$2,960	$2,794	$2,820	$5,210	$16,702
__________________
(a)Includes principal commitments only associated with our PDP Financing Facility pertaining to deliveries through 2025, our floating rate building note through December 2023, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 6. Debt”.
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

Cash Flows
The following table presents information regarding our cash flows in the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(34)	$(67)
Net cash used in investing activities	(33)	(57)
Net cash provided by (used in) financing activities	86	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	19	(152)
Cash, cash equivalents and restricted cash at beginning of period	761	918
Cash, cash equivalents and restricted cash at end of period	$780	$766
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities totaled $34 million, which was driven by $79 million of outflows from changes in operating assets and liabilities and non-cash adjustments totaling $13 million, partially offset by $58 million of net income.
The $79 million of outflows from changes in operating assets and liabilities include:
•$93 million increase in other long-term assets driven by increases in capitalized maintenance, prepaid maintenance, prepaid bonuses and capitalized interest;
•$60 million decrease in other liabilities driven primarily by leased aircraft return payments and decreased return costs, and other related accruals; and
•$9 million increase in aircraft maintenance deposits; partially offset by
•$40 million increase in our air traffic liability;
•$28 million decrease in accounts receivable due to station and credit card receivables;
•$9 million decrease in supplies and other current assets; and
•$6 million increase in accounts payable.
Our net income of $58 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$57 million gain recognized on sale-leaseback transactions; partially offset by
•$23 million depreciation and amortization;
•$13 million deferred tax expense;
•$7 million stock-based compensation expense; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
During the six months ended June 30, 2022, net cash used in operating activities totaled $67 million, which was driven by a $108 million net loss and non-cash adjustments totaling $30 million, partially offset by inflows from changes in operating assets and liabilities of $71 million.
The $71 million of inflows from changes in operating assets and liabilities include:
•$99 million increase in our air traffic liability as a result of increased bookings;
•$56 million increase in other liabilities driven by growth in the business, reflected primarily through increases in our accrued fuel of $30 million, leased aircraft return costs of $30 million and passenger tax accounts of $26 million, partially offset by a $26 million payment to FAPAInvest LLC for their phantom equity units; and

•$8 million increase in accounts payable; partially offset by
•$42 million increase in other long-term assets driven by increases in deferred taxes and prepaid maintenance;
•$34 million increase in supplies and other current assets driven by growth in the business, including increased fuel balances;
•$10 million increase in aircraft maintenance deposits; and
•$6 million increase in accounts receivable driven by increases in bookings.
Our net loss of $108 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$45 million deferred tax benefits; and
•$28 million gain recognized on sale-leaseback transactions; partially offset by
•$28 million depreciation and amortization;
•$7 million losses from the extinguishment of debt;
•$7 million stock-based compensation expense; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
As of June 30, 2023, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.
Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities totaled $33 million, driven by:
•$23 million cash outflows for capital expenditures;
•$9 million net outflows for PDP activity; and
•$1 million cash proceeds relating to other investing activity.
During the six months ended June 30, 2022, net cash used in investing activities totaled $57 million, driven by:
•$41 million net payments for pre-delivery deposit activity;
•$14 million cash outflows for capital expenditures; and
•$2 million cash outflows relating to other investing activity.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $86 million, primarily driven by:
•$89 million cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engines delivered during the six months ended June 30, 2023; and
•$52 million cash proceeds from debt issuances, consisting of $44 million draws on our PDP Financing Facility and $9 million draws on our Barclays facility, net of issuance costs; partially offset by
•$51 million cash outflows from principal repayments on our PDP Financing Facility; and
•$5 million cash outflows for payments related to minimum tax withholdings of share-based awards.

During the six months ended June 30, 2022, net cash used in financing activities was $28 million, primarily driven by:
•$189 million cash outflows from principal repayments on long-term debt; which includes the paydown of the $150 million Treasury Loan and $39 million in PDP Financing Facility payments; and
•$3 million cash outflows for payments related to minimum tax withholdings of share-based awards; partially offset by
•$141 million cash proceeds from debt issuances, made up of a $56 million draw on our Barclays facility and $85 million in draws on our PDP Financing Facility, net of issuance costs; and
•$23 million in cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engine delivered during the six months ended June 30, 2022.
Critical Accounting Policies and Estimates
For information regarding all other critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our 2022 Annual Report.
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
“Treasury” means the U.S. Department of the Treasury.

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 27%, 30%, 37% and 33% of total operating expenses for the three and six months ended June 30, 2023 and 2022, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption for the 12 months ended June 30, 2023, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $115 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility and our floating rate building note and Effective Federal Funds Rate ("EFFR") based interest rates on our affinity card advance purchase of mileage credits. During the six months ended June 30, 2023, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased our annual interest expense by $4 million.
We are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three and six months ended June 30, 2023, we did not enter into any swaps and, therefore, paid no upfront premiums for options. During the three and six months ended June 30, 2022, we paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date for seven of our future aircraft deliveries. As of June 30, 2023, we had hedged $295 million in aircraft rent payments for seven aircraft and two engines to be delivered by the end of 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the second quarter of 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement,” except as follows:
On May 24, 2023, Barry L. Biffle, our President and Chief Executive Officer, terminated two Rule 10b5-1(c) trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) originally adopted on (i) February 16, 2023 for the sale of up to 500,000 shares of our common stock until November 30, 2023 and (ii) May 23, 2022, as amended on December 8, 2022, for the sale of up to 950,000 shares of our common stock until August 31, 2023. On June 9, 2023, Mr. Biffle and Mr. Biffle’s spouse, as trustee for a trust holding shares of our common stock for the benefit of Mr. Biffle’s child (the “Biffle Trust”), adopted a Rule 10b5-1(c) trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,226,972 shares of our common stock by Mr. Biffle and up to 75,000 shares of our common stock by the Biffle Trust, until February 15, 2024.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	10-K	001-40304	2/22/2023	3.2

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

10.1†	Amendment No. 15 to Airbus A320 Family Purchase Agreement, dated as of June 28, 2023, by and between Airbus S.A.S and Frontier Airlines, Inc.					X

10.2
Amendment No. 4 to Eighth Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on the signature pages thereto.
X

10.3†
Fourth Amendment to Amended and Restated Step-In Agreement, dated as of May 26, 2023, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
X

10.4†
Fifth Amendment to Amended and Restated Step-In Agreement, dated as of June 28, 2023, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
X

10.5†
Master Service Agreement, dated April 26, 2023, by and among Frontier Airlines Holdings, Inc., on behalf of itself and Frontier Airlines, Inc., U.S. Bank National Association, U.S. Bank National Association, acting through its Canadian branch, Elavon Company Canada, and Elavon Inc.
X

10.6†	First Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of June 29, 2021, by and between Barclays Bank Delaware and Frontier Airlines, Inc.					X

10.7†	Second Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of May 23, 2023, by and between Barclays Bank Delaware and Frontier Airlines, Inc.					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

FRONTIER GROUP HOLDINGS, INC.

Date: August 1, 2023	By:	/s/ James G. Dempsey
James G. Dempsey
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)