Form 10-Q
period 2023-09-30
Frontier Group Holdings, Inc.
filed 2023-10-26
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 221,063,721 shares of common stock, $0.001 par value per share, outstanding as of October 20, 2023.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “2022 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors set forth in other parts of this Quarterly Report on Form 10-Q, as well as those risks and uncertainties set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the SEC, including our 2022 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$640	$761
Accounts receivable, net	109	90
Supplies, net	75	55
Other current assets	112	114
Total current assets	936	1,020
Property and equipment, net	282	226
Operating lease right-of-use assets	2,830	2,484
Pre-delivery deposits for flight equipment	423	371
Aircraft maintenance deposits	87	105
Intangible assets, net	28	28
Other assets	349	265
Total assets	$4,935	$4,499
Liabilities and stockholders’ equity
Accounts payable	$109	$89
Air traffic liability	307	313
Frequent flyer liability	10	13
Current maturities of long-term debt, net	266	157
Current maturities of operating leases	528	465
Other current liabilities	469	518
Total current liabilities	1,689	1,555
Long-term debt, net	220	272
Long-term operating leases	2,324	2,034
Long-term frequent flyer liability	33	32
Other long-term liabilities	128	97
Total liabilities	4,394	3,990
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 221,054,287 and 217,875,890 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	399	393
Retained earnings	148	122
Accumulated other comprehensive income (loss)	(6)	(6)
Total stockholders’ equity	541	509
Total liabilities and stockholders’ equity	$4,935	$4,499
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$862	$883	$2,637	$2,361
Other	21	23	61	59
Total operating revenues	883	906	2,698	2,420
Operating expenses:
Aircraft fuel	291	306	827	856
Salaries, wages and benefits	221	182	635	528
Aircraft rent	150	140	429	401
Station operations	133	101	381	326
Sales and marketing	41	42	125	120
Maintenance, materials and repairs	48	42	145	107
Depreciation and amortization	13	8	36	36
Transaction and merger-related costs, net	—	(12)	1	8
Other operating	40	41	119	128
Total operating expenses	937	850	2,698	2,510
Operating income (loss)	(54)	56	—	(90)
Other income (expense):
Interest expense	(8)	(4)	(21)	(16)
Capitalized interest	7	3	19	6
Interest income and other	10	3	28	5
Total other income (expense)	9	2	26	(5)
Income (loss) before income taxes	(45)	58	26	(95)
Income tax expense (benefit)	(13)	27	—	(18)
Net income (loss)	$(32)	$31	$26	$(77)
Earnings (loss) per share:
Basic	$(0.14)	$0.13	$0.12	$(0.36)
Diluted	$(0.14)	$0.13	$0.12	$(0.36)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(32)	$31	$26	$(77)
Unrealized gains (losses) and amortization from cash flow hedges, net of deferred tax benefit/(expense) of $(1) and less than $(1), respectively, for the three and nine months ended September 30, 2023 and $(2) for each of the three and nine months ended September 30, 2022. (Note 4)	4	7	—	7
Other comprehensive income (loss)	4	7	—	7
Comprehensive income (loss)	$(28)	$38	$26	$(70)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$26	$(77)
Deferred income taxes	—	(18)
Depreciation and amortization	36	36
Gains recognized on sale-leaseback transactions	(97)	(49)
Loss on extinguishment of debt	—	7
Stock-based compensation	10	11
Amortization of cash flow hedges, net of tax	1	1
Changes in operating assets and liabilities:
Accounts receivable	12	(6)
Supplies and other current assets	(18)	(35)
Aircraft maintenance deposits	(13)	(14)
Other long-term assets	(132)	(68)
Accounts payable	24	(13)
Air traffic liability	(6)	23
Other liabilities	(50)	30
Cash used in operating activities	(207)	(172)
Cash flows from investing activities:
Capital expenditures	(37)	(31)
Pre-delivery deposits for flight equipment, net of refunds	(52)	(86)
Other	(2)	—
Cash used in investing activities	(91)	(117)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	141	214
Principal repayments on debt	(84)	(215)
Proceeds from sale-leaseback transactions	124	49
Proceeds from the exercise of stock options	1	—
Tax withholdings on share-based awards	(5)	(3)
Cash provided by financing activities	177	45
Net decrease in cash, cash equivalents and restricted cash	(121)	(244)
Cash, cash equivalents and restricted cash, beginning of period	761	918
Cash, cash equivalents and restricted cash, end of period	$640	$674
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

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except share amounts)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
Net income (loss)	—	—	—	(13)	—	(13)
Shares issued in connection with vesting of restricted stock units	976,916	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(402,814)	—	(5)	—	—	(5)
Unrealized loss from cash flows hedges, net of tax	—	—	—	—	(7)	(7)
Stock option exercises	53,862	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2023	218,503,854	$—	$392	$109	$(13)	$488
Net income (loss)	—	—	—	71	—	71
Shares issued in connection with vesting of restricted stock units	185,358	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(15,080)	—	—	—	—	—
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized gain from cash flows hedges, net of tax	—	—	—	—	2	2
Stock option exercises	2,003,261	—	1	—	—	1
Stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2023	220,677,393	$—	$396	$180	$(10)	$566
Net income (loss)	—	—	—	(32)	—	(32)
Shares issued in connection with vesting of restricted stock units	28,204	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(9,724)	—	—	—	—	—
Unrealized gain from cash flows hedges, net of tax	—	—	—	—	4	4
Stock option exercises	358,414	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at September 30, 2023	221,054,287	$—	$399	$148	$(6)	$541
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
2. Revenue Recognition
As of September 30, 2023 and December 31, 2022, the Company’s air traffic liability balance was $310 million and $328 million, respectively, which includes amounts classified as other long-term liabilities. During the nine months ended September 30, 2023, 92% of the air traffic liability as of December 31, 2022 was recognized as passenger revenue within the Company’s condensed consolidated statements of operations. Of the air traffic liability balances as of September 30, 2023 and December 31, 2022, $65 million and $60 million, respectively, was related to unearned membership fees.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three and nine months ended September 30, 2023 and 2022, the Company recognized $16 million, $36 million, $22 million and $67 million, respectively, in passenger revenues within the Company’s condensed consolidated statements of operations, related to expected and actual expiration of customer rights to book future travel.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passenger revenues:
Fare	$302	$386	$966	$1,035
Non-fare passenger revenues:
Service fees	244	220	706	583
Baggage	211	202	664	518
Seat selection	65	61	211	183
Other	40	14	90	42
Total non-fare passenger revenue	560	497	1,671	1,326
Total passenger revenues	862	883	2,637	2,361
Other revenues	21	23	61	59
Total operating revenues	$883	$906	$2,698	$2,420
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$818	$832	$2,476	$2,197
Latin America	65	74	222	223
Total operating revenues	$883	$906	$2,698	$2,420
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Other Current Assets
Other current assets consist of the following (in millions):

	September 30, 2023	December 31, 2022
Supplier incentives	$63	$55
Prepaid expenses	29	20
Derivative instruments	8	24
Income tax and other taxes receivable	7	8
Other	5	7
Total other current assets	$112	$114
4. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During each of the three and nine months ended September 30, 2023, as well as the three months ended September 30, 2022, the Company did not enter into any swaps and, therefore, paid no upfront premiums. During the nine months ended September 30, 2022, the Company paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date for seven of the Company’s future aircraft deliveries. As of September 30, 2023, the Company had hedged the interest rate exposure on $130 million of total aircraft and spare engine rent for three aircraft and one engine to be delivered by the end of 2023.
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
The assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s condensed consolidated balance sheets. There were $8 million and $24 million of assets outstanding as of September 30, 2023 and December 31, 2022, respectively.
The following table summarizes the effect of interest rate derivative instruments reflected in aircraft rent expense within the Company’s condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$—	$—	$(1)	$(1)

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$—	$—	$1	$1
Interest rate derivative contract gains (losses), net of tax	4	7	(1)	6
Total	$4	$7	$—	$7
As of September 30, 2023, $6 million of losses, net of tax, related to interest rate hedging instruments included in accumulated other comprehensive income (loss), a component of stockholders’ equity on the Company’s condensed consolidated balance sheets, is expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft or engine lease term.
5. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	September 30, 2023	December 31, 2022
Passenger and other taxes and fees payable	$119	$113
Salaries, wages and benefits	104	104
Aircraft maintenance	70	63
Station obligations	56	57
Fuel liabilities	34	34
Leased aircraft return costs	33	84
Other current liabilities	53	63
Total other current liabilities	$469	$518
6. Debt
The Company’s debt obligations are as follows (in millions):

	September 30, 2023	December 31, 2022
Secured debt:
Pre-delivery credit facility(a)	$328	$277
Floating rate building note(b)	16	17
Unsecured debt:
Affinity card advance purchase of mileage credits(c)	80	71
PSP Promissory Notes(d)	66	66
Total debt	490	431
Less current maturities of long-term debt	(266)	(157)
Less debt acquisition costs and other discounts, net	(4)	(2)
Long-term debt, net	$220	$272
__________________
(a)The Company, through an affiliate, entered into the pre-delivery payment (“PDP”) facility with Citibank, N.A., as facility agent, in December 2014 (as amended from time to time, the “PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320neo family aircraft deliveries (see Note 9) through the term of the facility, which extends

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

through December 2026. In August 2023, the PDP Financing Facility was amended and restated to expand the number of financial institution participants as lenders and increase the total available capacity to $365 million, among other things. The Company capitalized $2 million in deferred financing costs related to the amendment during the three months ended September 30, 2023, which reduced the carrying value of the loan on the Company’s condensed consolidated balance sheet. These costs will be amortized on a straight-line basis over the life of the facility.
Interest is paid every 90 days based on the Secured Overnight Financing Rate (“SOFR”) plus a margin for each individual tranche. The PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence, with the PDP Financing Facility maturing in December 2026.
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
(c)The Company entered into an agreement with Barclays in 2003 which, as amended, provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn mileage credits under the Frontier Miles program and the Company sells mileage credits at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through, and including, January 15, 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning March 31, 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
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
In connection with the term loan facility entered into with the Treasury on September 28, 2020 (the “Treasury Loan”), which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. The Treasury has not exercised any warrants as of September 30, 2023.
Cash payments for interest related to debt were $20 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of September 30, 2023 and December 31, 2022, the Company did not have any outstanding letters of credit that were drawn upon.
As of September 30, 2023, future maturities of debt are payable as follows (in millions):

September 30, 2023
Remainder of 2023	$55
2024	238
2025	51
2026	—
2027	—
Thereafter	146
Total debt principal payments	$490
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of September 30, 2023, the Company was in compliance with all of its covenants.

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
Aircraft
As of September 30, 2023, the Company leased 134 aircraft with remaining terms ranging from 1 month to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of September 30, 2023, the Company leased 38 spare engines which are all under operating leases, with the remaining term ranging from one month to 12 years. As of September 30, 2023, the lease rates for 18 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three and nine months ended September 30, 2023 and 2022, the Company executed sale-leaseback transactions with third-party lessors for three, seven, three and eight new Airbus A320neo family aircraft, respectively, and also entered into direct leases for five and ten new Airbus A320neo family aircraft during the three and nine months ended September 30, 2023, respectively. The Company did not enter into any direct leases during the three and nine months ended September 30, 2022. Additionally, the Company completed sale-leaseback transactions for one and three engines during the three and nine months ended September 30, 2023 and 2022, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized sale-leaseback gain transactions of $40 million, $97 million, $21 million and $49 million during the three and nine months ended September 30, 2023 and 2022, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and nine months ended September 30, 2023 and 2022, aircraft rent expense was $150 million, $429 million, $140 million and $401 million respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable, and any impact from changes in those estimates, was less than $1 million and $(2) million for the three and nine months ended September 30, 2023, respectively, and less than $1 million and $(1) million for the three and nine months ended September 30, 2022, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $13 million, $37 million, $23 million and $56 million for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company’s total leased aircraft return cost liability was $62 million and $102 million, respectively, which are reflected in other current liabilities and other long-term liabilities within the Company’s condensed consolidated balance sheets.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of September 30, 2023 and December 31, 2022, the Company had aircraft maintenance deposits that are expected to be recoverable of $109 million and $117 million, respectively, on the Company’s condensed consolidated balance sheets, of which $22 million and $12 million, respectively, are included in accounts receivable, net on the Company’s condensed consolidated balance sheets as the eligible maintenance has been

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

performed. The remaining $87 million and $105 million are included within aircraft maintenance deposits on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of September 30, 2023, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be $1 million for the remainder of 2023, $3 million per year for 2024 through 2026, $4 million per year for 2027 and 2028, and $1 million thereafter, before consideration of reimbursements.
In March 2023, the Company extended the term for certain aircraft operating leases that were slated to expire in the fourth quarter of 2023. As a result, for the nine months ended September 30, 2023, the Company recorded an $18 million benefit to aircraft rent in the Company’s condensed consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 90 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of September 30, 2023, the remaining lease terms vary from one month to 11 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to eight years as of September 30, 2023.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(a)	$138	$121	$396	$356
Variable lease cost(a)	85	50	229	169
Total lease costs	$223	$171	$625	$525
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and nine months ended September 30, 2023 and 2022, the Company acquired, through new or modified operating leases, operating lease assets totaling $283 million, $621 million, $96 million and $244 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2023 and 2022, the Company paid cash of $137 million, $394 million, $107 million and $343 million, respectively, for amounts included in the measurement of lease liabilities.
8. Stock-Based Compensation
During the three and nine months ended September 30, 2023 and 2022, the Company recognized $3 million, $10 million, $4 million and $11 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options and Restricted Awards
There were no stock options granted during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, 2,415,537 vested stock options were exercised with a weighted-average exercise price of $0.31 per share. As of September 30, 2023, the weighted-average exercise price of outstanding options was $2.74 per share.
During the nine months ended September 30, 2023, 1,593,826 restricted stock units were issued with a weighted-average grant date fair value of $11.71 per share. During the nine months ended September 30, 2023, 1,190,478 restricted stock units vested, of which 427,618 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $11.86 and $12.28 per share, respectively.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

liabilities on the Company’s condensed consolidated balance sheet. During the nine months ended September 30, 2022, the $26 million was fully paid.
Stockholders’ Equity
As of September 30, 2023 and December 31, 2022, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
9. Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2023, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2023	—	4	4	1
2024	—	23	23	2
2025	17	25	42	4
2026	19	22	41	4
2027	21	21	42	3
Thereafter	10	52	62	2
Total	67	147	214	16
__________________
(a)    While the schedule presented reflects the contractual delivery dates as of September 30, 2023, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of September 30, 2023, the Company had commitments to purchase an aggregate of 67 A320neo and 147 A321neo aircraft, with deliveries expected through 2029 per the latest delivery schedule. The Company has the option to convert 18 A320neo family aircraft to A321XLR family aircraft under certain terms and conditions. Since the option has not been exercised, this conversion right is not reflected in the table above.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2023, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2023	$243
2024	1,389
2025	2,500
2026	2,357
2027	2,447
Thereafter	3,757
Total	$12,693
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
Employees
The Company has seven union-represented employee groups that together represented approximately 86% of all employees as of September 30, 2023. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of September 30, 2023:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	September 30, 2023
Pilots	Air Line Pilots Association (ALPA)	January 2024	30%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024	48%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	5%
Aircraft Appearance Agents	IBT	October 2023	1%
Dispatchers	Transport Workers Union (TWU)	August 2028(b)	1%
Material Specialists	IBT	March 2022(c)	<1%
Maintenance Controllers	IBT	October 2023	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)    On August 4, 2023, the Company finalized a collective bargaining agreement with its dispatchers, represented by TWU, which will be amendable in August 2028.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(c)    The Company’s collective bargaining agreement with its material specialists, represented by IBT, was still amendable as of September 30, 2023 and negotiations are ongoing; however, the agreement is operating under its current arrangement until an amendment has been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $5 million for health care claims estimated to be incurred but not yet paid, as of September 30, 2023 and December 31, 2022, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic:
Net income (loss)	$(32)	$31	$26	$(77)
Less: net income attributable to participating rights	—	(1)	—	—
Net income (loss) attributable to common stockholders	$(32)	$30	$26	$(77)
Weighted-average common shares outstanding, basic	220,837,983	217,720,426	219,483,736	217,532,815
Net earnings (loss) per share, basic	$(0.14)	$0.13	$0.12	$(0.36)
Diluted:
Net income (loss)	$(32)	$31	$26	$(77)
Less: net income attributable to participating rights	—	(1)	—	—
Net income (loss) attributable to common stockholders	$(32)	$30	$26	$(77)
Weighted-average common shares outstanding, basic	220,837,983	217,720,426	219,483,736	217,532,815
Effect of dilutive potential common shares	—	2,158,514	1,155,147	—
Weighted-average common shares outstanding, diluted	220,837,983	219,878,940	220,638,883	217,532,815
Net earnings (loss) per share, diluted	$(0.14)	$0.13	$0.12	$(0.36)
Approximately 2,128,892 and 208,041 shares were excluded from the computation of diluted shares for the nine months ended September 30, 2023 and three months ended September 30, 2022, respectively, due to antidilutive effects. Due to the net loss incurred during the three months ended September 30, 2023 and nine months ended September 30, 2022, respectively, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of September 30, 2023 and December 31, 2022, the Company had less than $1 million of restricted cash.
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
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
PDP Financing Facility	$328	$332	$277	$277
Floating rate building note	16	17	17	17
Unsecured debt:
Affinity card advance purchase of mileage credits	80	75	71	66
PSP Promissory Notes	66	54	66	52
Total debt	$490	$478	$431	$412

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of September 30, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$640	$640	$—	$—
Interest rate derivative contracts	Other current assets	$8	$—	$8	$—

		Fair Value Measurements as of December 31, 2022
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$761	$761	$—	$—
Interest rate derivative contracts	Other current assets	$24	$—	$24	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2022 and September 30, 2023.
12. Related Parties
Management Services
Indigo Partners LLC (“Indigo Partners”) manages an investment fund that is the controlling stockholder of the Company. The Company is assessed a quarterly fee by Indigo Partners for management services. The Company recorded less than $1 million for each of the three months ended September 30, 2023 and 2022 and $1 million for each of the nine months ended September 30, 2023 and 2022 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018. Two of the Company’s directors are members of the board of directors of Volaris and one is an alternate director. As of September 30, 2023, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.
In August 2018, the Company and Volaris began operating scheduled codeshare flights. Each party bears its own costs and expenses of performance under the codeshare agreement. The codeshare agreement is subject to automatic renewals and may be terminated by either party at any time upon the satisfaction of certain conditions.
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
The Company recorded less than $1 million and $1 million in expenses related to the proposed Merger within transaction and merger-related costs, net in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2023, respectively, which included merger-related retention bonus expense for all eligible employees who were subject to CARES Act compensation restrictions. During the three and nine months ended September 30, 2022, the Company recorded $13 million and $33 million, respectively, of

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

expenses related to the proposed Merger within transaction and merger-related costs, net in the Company’s condensed consolidated statement of operations. These costs included $9 million and $17 million, respectively, of retention bonus expenses, and $4 million and $16 million, respectively, related to transaction costs, which include banking, legal and accounting fees, among others, charged in connection with the Merger. During the three and nine months ended September 30, 2022, the Company received $25 million from Spirit for reimbursement of incurred merger-related expenses in accordance with the termination provisions set forth in the Merger Agreement, which was recorded in transaction and merger-related costs, net, resulting in net transaction and merger-related costs (credits) of $(12) million and $8 million, respectively.
The Merger Agreement provides that in the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition with another acquiror or enters into a definitive written agreement providing for an acquisition with another acquiror, which is ultimately consummated, the Company will be owed an additional $69 million. Although Spirit entered into a definitive written agreement providing for an acquisition with another acquiror within this 12 month period ending July 27, 2023, the acquisition has not been consummated as of September 30, 2023.

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
Overview
Frontier Airlines, Inc. (“Frontier”) is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
The following table provides select financial and operational information for the three and nine months ended September 30, 2023 and 2022, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total operating revenues	$883	$906	$2,698	$2,420
Total operating expenses	$937	$850	$2,698	$2,510
Income (loss) before income taxes	$(45)	$58	$26	$(95)
Available seat miles (“ASMs”)	9,697	8,040	27,809	23,076
Total operating revenues for the three months ended September 30, 2023 totaled $883 million, a decrease of 3% compared to the three months ended September 30, 2022. This was primarily due to a 19% decline in RASM driven by a decrease in fare revenue per passenger and a decrease in load factor, as compared to the corresponding periods in 2022, partially offset by an increase in capacity, as measured by ASMs.
Total operating revenues for the nine months ended September 30, 2023 totaled $2,698 million, an increase of 11% compared to the nine months ended September 30, 2022. This was primarily due to an increase in capacity, as measured by ASMs, which was partially offset by an 8% decline in RASM due mainly to a 6% decline in total revenue per passenger.
Total operating expenses during the three months ended September 30, 2023 totaled $937 million, resulting in a cost per available seat mile (“CASM”) of 9.66¢, compared to 10.57¢ for the three months ended September 30, 2022. Fuel expense was 5% lower during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The $15 million decrease in fuel expense for the three months ended September 30, 2023, compared to the corresponding periods in 2022, was primarily driven by a 20% decrease in fuel prices, partially offset by the 19% increase in fuel gallons consumed during the three months ended September 30, 2023. Our non-fuel expenses increased by 19% during the three months ended September 30, 2023, as compared to the corresponding prior year period, driven primarily by higher capacity and a larger fleet size and the resulting increase in operations during these same periods, partially offset by increased sale-leaseback gains. Additionally, a $12 million net credit related to the transaction and merger-related costs was recognized during the three months ended

September 30, 2022. While non-fuel expenses increased, CASM (excluding fuel), a non-GAAP measure, decreased 1% for the three months ended September 30, 2023 to 6.66¢ on 21% capacity growth largely due to increased sale-leaseback gains and the fixed nature of aircraft rent as well as lower sales and marketing costs which were partly offset by increases in airport costs. Also, the 2022 period benefited from the $12 million net credit related to transaction and merger-related costs.
Total operating expenses during the nine months ended September 30, 2023 totaled $2,698 million, resulting in a CASM of 9.70¢, compared to 10.88¢ for the nine months ended September 30, 2022. Fuel expense was 3% lower during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The $29 million decrease in fuel expense for the nine months ended September 30, 2023, compared to the corresponding periods in 2022, is primarily driven by an 18% decrease in fuel prices, partially offset by the 18% increase in fuel gallons consumed during the nine months ended September 30, 2023, as a result of our 21% increase in capacity. Our non-fuel expenses increased by 13% during the nine months ended September 30, 2023, as compared to the corresponding prior year period, driven primarily by a larger fleet size and the increase to capacity during these same periods, partially offset by an increase in sale-leaseback gains in the current period, lower lease return costs and lower transaction and merger-related costs. CASM (excluding fuel), a non-GAAP measure, decreased 6% for the nine months ended September 30, 2023 to 6.73¢, as compared to the corresponding period in 2022, as a result of the fixed nature of aircraft rent expense in connection with the aforementioned growth in capacity and other factors mentioned above.
Adjusted (non-GAAP) CASM (excluding fuel) decreased from 6.90¢ for the three months ended September 30, 2022 to 6.66¢ for the three months ended September 30, 2023. For the three months ended September 30, 2022, this excludes the impact of the $12 million credit from net transaction and merger-related costs and $1 million in collective bargaining contract ratification costs. There were no adjustments for the three months ended September 30, 2023. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”
Adjusted (non-GAAP) CASM (excluding fuel) decreased from 7.09¢ for the nine months ended September 30, 2022 to 6.72¢ for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, this excludes the impact of $1 million in net transaction and merger-related costs, and for the nine months ended September 30, 2022, this excludes the impact of $8 million in net transaction and merger-related costs, $7 million in asset impairment charges, and $2 million in collective bargaining contract ratification costs. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”
We generated a net loss of $32 million during the three months ended September 30, 2023, compared to net income of $31 million for the three months ended September 30, 2022. Considering these aforementioned non-GAAP adjustments and the related tax impacts, our adjusted (non-GAAP) net loss was $32 million for the three months ended September 30, 2023, as compared to an adjusted (non-GAAP) net income of $33 million for the three months ended September 30, 2022. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), Net Income (Loss) to Adjusted Net Income (Loss) and to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
We generated net income of $26 million during the nine months ended September 30, 2023, compared to a net loss of $77 million for the nine months ended September 30, 2022. Considering the aforementioned non-GAAP operating adjustments along with the $7 million non-operating write-off of deferred financing costs during the nine months ended September 30, 2022 due to the repayment of the CARES Act loan and the related tax impacts of these adjustments, our adjusted (non-GAAP) net income was $27 million for the nine months ended September 30, 2023, as compared to an adjusted (non-GAAP) net loss of $56 million for the nine months ended September 30, 2022. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), Net Income (Loss) to Adjusted Net Income (Loss) and to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”

As of September 30, 2023, our total available liquidity was $640 million, made up of cash and cash equivalents. On February 2, 2022, we repaid the $150 million outstanding under our term loan facility (the “Treasury Loan”) with the U.S. Department of the Treasury (the “Treasury”). The repayment of this loan unencumbered our co-branded credit card program and related brand assets that secured the Treasury Loan obligation.
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating Revenues

	Three Months Ended September 30,		Change
	2023	2022
Operating revenues ($ in millions):
Passenger	$862	$883	$(21)	(2)%
Other	21	23	(2)	(9)%
Total operating revenues	$883	$906	$(23)	(3)%

Operating statistics:
ASMs (millions)	9,697	8,040	1,657	21%
Revenue passenger miles (“RPMs”) (millions)	7,755	6,635	1,120	17%
Average stage length (miles)	996	974	22	2%
Load factor	80.0%	82.5%	(2.5) pts	N/A
Total revenue per ASM (“RASM”) (¢)	9.10	11.27	(2.17)	(19)%
Total ancillary revenue per passenger ($)	75.54	77.63	(2.09)	(3)%
Total revenue per passenger ($)	114.71	135.20	(20.49)	(15)%
Passengers (thousands)	7,697	6,704	993	15%
Total operating revenue decreased $23 million, or 3%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, as we experienced lower domestic fares, partially offset by increased capacity. Revenue was unfavorably impacted by the 19% decline in RASM due to the 15% decline in total revenue per passenger, which was mainly caused by a reduction in fare revenue per passenger and a decrease in load factor during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Revenue was favorably impacted by a 21% capacity growth, as measured by ASMs, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, driven by a 14% increase in average aircraft in service during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, as well as a 2% increase in average daily aircraft utilization to 11.3 hours per day for the three months ended September 30, 2023, as compared to the 11.1 hours per day for the corresponding prior year period.

Operating Expenses

	Three Months Ended September 30,		Change		Cost per ASM				Change
	2023	2022			2023		2022
Operating expenses ($ in millions):(a)
Aircraft fuel	$291	$306	$(15)	(5)%	3.00	¢	3.81	¢	(21)%
Salaries, wages and benefits	221	182	39	21%	2.28		2.26		1%
Aircraft rent	150	140	10	7%	1.55		1.74		(11)%
Station operations	133	101	32	32%	1.37		1.26		9%
Sales and marketing	41	42	(1)	(2)%	0.42		0.52		(19)%
Maintenance, materials and repairs	48	42	6	14%	0.49		0.52		(6)%
Depreciation and amortization	13	8	5	63%	0.13		0.10		30%
Transaction and merger-related costs, net	—	(12)	12	N/M	—		(0.15)		N/M
Other operating expenses	40	41	(1)	(2)%	0.42		0.51		(18)%
Total operating expenses	$937	$850	$87	10%	9.66	¢	10.57	¢	(9)%

Operating statistics:
ASMs (millions)	9,697	8,040	1,657	21%
Average stage length (miles)	996	974	22	2%
Passengers (thousands)	7,697	6,704	993	15%
Departures	48,627	42,627	6,000	14%
CASM (excluding fuel) (¢) (b)	6.66	6.76	(0.10)	(1)%
Adjusted CASM (excluding fuel) (¢) (b)	6.66	6.90	(0.24)	(3)%
Fuel cost per gallon ($)	3.08	3.85	(0.77)	(20)%
Fuel gallons consumed (thousands)	94,459	79,566	14,893	19%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended September 30,
	2023		2022
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.66		10.57
Aircraft fuel	(291)	(3.00)	(306)	(3.81)
CASM (excluding fuel)(b)		6.66		6.76
Transaction and merger-related costs, net(c)	—	—	12	0.15
Collective bargaining contract ratification(d)	—	—	(1)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.66		6.90
Aircraft fuel	291	3.00	306	3.81
Adjusted CASM(e)		9.66		10.71
Net interest expense (income)	(9)	(0.10)	(2)	(0.03)
Adjusted CASM + net interest(f)		9.56		10.68

CASM		9.66		10.57
Net interest expense (income)	(9)	(0.10)	(2)	(0.02)
CASM + net interest(f)		9.56		10.55
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
(c)Represents $25 million received from Spirit for the reimbursement of incurred Merger-related expenses, partially offset by $9 million in employee retention costs and $4 million in transaction costs, including banking, legal and accounting fees, incurred in connection with the terminated Merger with Spirit.
(d)Represents $1 million of costs related to the collective bargaining contract ratification costs earned through May 2023 and committed to by us as part of an agreement with the union representing our aircraft technicians that was ratified and became effective in May 2022.
(e)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
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

Aircraft Fuel. Aircraft fuel expense decreased by $15 million, or 5%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily due to a 20% decrease in fuel prices partially offset by a 19% increase in fuel gallons consumed due to increased capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $39 million, or 21%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to higher crew costs, driven by elevated credit hours on higher capacity and other benefit costs, as well as increased headcount of salaried support staff.
Aircraft Rent. Aircraft rent expense increased by $10 million, or 7%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due a larger fleet, partially offset by lower costs associated with lease returns.
Station Operations. Station operations expense increased by $32 million, or 32%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a 15% and 14% increase in passengers and departures, respectively.
Sales and Marketing. Sales and marketing expense decreased by $1 million, or 2%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to lower credit card fees resulting from the 3% decrease in revenue. The following table presents our distribution channel mix:

	Three Months Ended September 30,		Change
Distribution Channel	2023	2022
Our website, mobile app and other direct channels	72%	69%	3	pts
Third-party channels	28%	31%	(3)	pts
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $6 million, or 14%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This was primarily due to more average aircraft in service and higher average daily utilization per aircraft, which resulted in higher maintenance costs.
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 63%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase in capitalized maintenance.
Transaction and Merger-Related Costs, Net. During the three months ended September 30, 2022, we generated a net $12 million benefit, driven by $25 million received from Spirit for the reimbursement of incurred merger-related expenses, partially offset by incurred expenses of $9 million in employee retention costs and $4 million in transaction costs, primarily related to legal and other professional fees.
Other Operating Expenses. Other operating expenses decreased by $1 million, or 2%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily driven by the increase in gain on sale-leaseback transactions compared to the corresponding prior period, partially offset by the increase in travel expenses relating to crew accommodations, due to the increase in capacity and higher general and administrative costs, including IT and professional services.
Other Income (Expense). Other income increased by $7 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Higher interest rates and increased average balances in our interest-bearing cash accounts contributed to an increase in interest income. Additionally, higher interest rates contributed to greater capitalized interest which was partially offset by interest expense as a result of rate increases on our variable rate debt.

Income Taxes. Our effective tax rate for the three months ended September 30, 2023 was a benefit of 28.9%, compared to an expense of 46.6% for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was higher than the statutory rate primarily due to the loss before taxes for the quarter coupled with the tax benefits associated with our stock-based compensation arrangements. The increase in the estimated annual tax rate for the three months ended September 30, 2022 was a result of the generation of significant pre-tax losses in the first quarter of 2022 as compared to the generation of pre-tax income in the second and third quarters of 2022 and the resulting impact on the tax expense recognized for the three months ended September 30, 2022 in conjunction with utilizing an estimated annual effective rate.
Results of Operations
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating Revenues

	Nine Months Ended September 30,		Change
	2023	2022
Operating revenues ($ in millions):
Passenger	$2,637	$2,361	$276	12%
Other	61	59	2	3%
Total operating revenues	$2,698	$2,420	$278	11%

Operating statistics:
ASMs (millions)	27,809	23,076	4,733	21%
Revenue passenger miles (millions)	22,981	18,547	4,434	24%
Average stage length (miles)	1,028	976	52	5%
Load factor	82.6%	80.4%	2.2 pts	N/A
RASM (¢)	9.70	10.49	(0.79)	(8)%
Total ancillary revenue per passenger ($)	78.31	74.27	4.04	5%
Total revenue per passenger ($)	121.96	129.76	(7.80)	(6)%
Passengers (thousands)	22,119	18,650	3,469	19%
Total operating revenue increased $278 million, or 11%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as we experienced continued demand related to leisure travel through most of the year, partially offset by lower domestic fares. Revenue was favorably impacted by 21% capacity growth, as measured by ASMs, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was driven by a 12% increase in average aircraft in service during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, as well as a 5% increase in average daily aircraft utilization to 11.4 hours per day for the nine months ended September 30, 2023, as compared to 10.9 hours per day for the corresponding prior year period. RASM decreased 8% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to the 6% decline in revenue per passenger mainly caused by a reduction in fare revenue per passenger, as well as the 5% increase in stage length, partially offset by the 2.2 point increase in load factor and 5% increase in ancillary revenue per passenger.

Operating Expenses

	Nine Months Ended September 30,		Change		Cost per ASM				Change
	2023	2022			2023		2022
Operating expenses ($ in millions):(a)
Aircraft fuel	$827	$856	$(29)	(3)%	2.97	¢	3.71	¢	(20)%
Salaries, wages and benefits	635	528	107	20%	2.28		2.29		—%
Aircraft rent	429	401	28	7%	1.54		1.74		(11)%
Station operations	381	326	55	17%	1.37		1.41		(3)%
Sales and marketing	125	120	5	4%	0.45		0.52		(13)%
Maintenance, materials and repairs	145	107	38	36%	0.52		0.46		13%
Depreciation and amortization	36	36	—	—%	0.13		0.16		(19)%
Transaction and merger-related costs, net	1	8	(7)	(88)%	0.01		0.04		(75)%
Other operating expenses	119	128	(9)	(7)%	0.43		0.55		(22)%
Total operating expenses	$2,698	$2,510	$188	7%	9.70	¢	10.88	¢	(11)%

Operating statistics:
ASMs (millions)	27,809	23,076	4,733	21%
Average stage length (miles)	1,028	976	52	5%
Passengers (thousands)	22,119	18,650	3,469	19%
Departures	136,747	122,040	14,707	12%
CASM (excluding fuel) (¢) (b)	6.73	7.17	(0.44)	(6)%
Adjusted CASM (excluding fuel) (¢) (b)	6.72	7.09	(0.37)	(5)%
Fuel cost per gallon ($)	3.07	3.76	(0.69)	(18)%
Fuel gallons consumed (thousands)	269,425	227,559	41,866	18%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Nine Months Ended September 30,
	2023		2022
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.70		10.88
Aircraft fuel	(827)	(2.97)	(856)	(3.71)
CASM (excluding fuel)(b)		6.73		7.17
Transaction and merger-related costs, net(c)	(1)	(0.01)	(8)	(0.04)
Asset impairment(d)	—	—	(7)	(0.03)
Collective bargaining contract ratification(e)	—	—	(2)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.72		7.09
Aircraft fuel	827	2.98	856	3.71
Adjusted CASM(f)		9.70		10.80
Net interest expense (income)	(26)	(0.10)	5	0.02
CARES Act - write-off of deferred financing costs due to paydown of loan(g)	—	—	(7)	(0.03)
Adjusted CASM + net interest(h)		9.60		10.79

CASM		9.70		10.88
Net interest expense (income)	(26)	(0.09)	5	0.02
CASM + net interest(h)		9.61		10.90
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
(c)Represents $1 million in employee retention costs incurred in connection with the terminated Merger with Spirit for the nine months ended September 30, 2023. Represents $16 million in transaction costs, including banking, legal and accounting fees, and $17 million in employee retention costs incurred in connection with the terminated Merger with Spirit, partially offset by $25 million received from Spirit for the reimbursement of incurred Merger-related expenses for the nine months ended September 30, 2022.
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
Aircraft Fuel. Aircraft fuel expense decreased by $29 million, or 3%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to an 18% decrease in fuel prices, partially offset by the 18% increase in gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $107 million, or 20%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to higher crew costs, driven by elevated credit hours on higher capacity and other benefit costs, and an increased headcount of salaried support staff.
Aircraft Rent. Aircraft rent expense increased by $28 million, or 7%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a larger fleet, partially offset by the reversal of $22 million of previously accrued lease return costs due to lease extensions of two of our aircraft and two of our spare engines.
Station Operations. Station operations expense increased by $55 million, or 17%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a 19% and 12% increase in passengers and departures, respectively, partially offset by lower passenger reaccommodation expenses.
Sales and Marketing. Sales and marketing expense increased by $5 million, or 4%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to higher credit card fees resulting from the 11% increase in revenue, partially offset by a reduction in media advertising. The following table presents our distribution channel mix:

	Nine Months Ended September 30,		Change
Distribution Channel	2023	2022
Our website, mobile app and other direct channels	71%	69%	2	pts
Third-party channels	29%	31%	(2)	pts
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $38 million, or 36%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This was primarily due to more average aircraft in service and higher average daily utilization per aircraft, which resulted in higher contract labor and maintenance costs.
Depreciation and Amortization. Depreciation and amortization expense was unchanged for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a loss on asset disposal recorded for the nine months ended September 30, 2022, offset by an increase in capitalized maintenance.
Transaction and Merger-Related Costs, Net. During the nine months ended September 30, 2023, we incurred $1 million in merger-related costs, as compared to $8 million in net costs during the nine months ended September 30, 2022, which included $17 million in employee retention costs and $16 million in transaction costs, primarily related to legal and other professional fees, partially offset by the $25 million received from Spirit for the reimbursement of incurred merger-related expenses.

Other Operating Expenses. Other operating expenses decreased by $9 million, or 7%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily driven by the increase in gains from sale-leaseback transactions compared to the corresponding prior period, partially offset by increases to travel expenses relating to crew accommodations, driven by an increase in capacity, as well as increases to IT and supplies and general and administrative costs.
Other Income (Expense). Other income increased by $31 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Higher interest rates and increased balances in our interest-bearing cash accounts contributed to an increase in interest income. Additionally, higher interest rates contributed to greater capitalized interest which was partially offset by interest expense as a result of rate increases on our variable rate debt, and during the nine months ended September 30, 2022, we recorded a $7 million non-cash charge from the extinguishment of debt related to the write-off of unamortized deferred financing costs associated with the repayment of the Treasury Loan.
Income Taxes. Our effective tax rate for the nine months ended September 30, 2023 was an expense of 0%, compared to a benefit of 18.9% for nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was lower than the statutory rate primarily due to tax benefits associated with our stock-based compensation arrangements. The effective tax rate for the nine months ended September 30, 2022 was lower than the statutory rate due to the non-deductibility of certain executive compensation costs and other employee benefits.

Reconciliation of Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), Net Income (Loss) to Adjusted Net Income (Loss) and to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$(45)	$47	$27	$(71)
Adjusted net income (loss)(a)	$(32)	$33	$27	$(56)
EBITDA(a)	$(41)	$64	$36	$(54)
EBITDAR(b)	$109	$204	$465	$347
Adjusted EBITDA(a)	$(41)	$53	$37	$(44)
Adjusted EBITDAR(b)	$109	$193	$466	$357
__________________
(a)Adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of pre-tax income (loss), net income and EBITDA are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(32)	$31	$26	$(77)
Non-GAAP Adjustments(a):
Transaction and merger-related costs, net	—	(12)	1	8
Asset impairment	—	—	—	7
Collective bargaining contract ratification	—	1	—	2
CARES Act - write-off of deferred financing costs due to paydown of loan	—	—	—	7
Pre-tax impact	—	(11)	1	24
Tax benefit (expense), related to non-GAAP adjustments(b)	—	13	—	(3)
Adjusted net income (loss)	$(32)	$33	$27	$(56)

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$(45)	$58	$26	$(95)
Pre-tax impact	—	(11)	1	24
Adjusted pre-tax income (loss)	$(45)	$47	$27	$(71)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(32)	$31	$26	$(77)
Plus (minus):
Interest expense	8	4	21	16
Capitalized interest	(7)	(3)	(19)	(6)
Interest income and other	(10)	(3)	(28)	(5)
Income tax expense (benefit)	(13)	27	—	(18)
Depreciation and amortization	13	8	36	36
EBITDA	(41)	64	36	(54)
Plus: Aircraft rent	150	140	429	401
EBITDAR	$109	$204	$465	$347

EBITDA	$(41)	$64	$36	$(54)
Plus (minus)(a):
Transaction and merger-related costs, net	—	(12)	1	8
Collective bargaining contract ratification	—	1	—	2
Adjusted EBITDA	(41)	53	37	(44)
Plus: Aircraft rent	150	140	429	401
Adjusted EBITDAR	$109	$193	$466	$357
___________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.

(b)For purposes of determining the tax rate applicable to Adjusted (i.e., non-GAAP) net income (loss) with respect to the three and nine months ended September 30, 2022, we established our adjusted effective tax rate by using September 30, 2022 actual results. In contrast, for all other interim periods, we determined our effective tax rate on a non-GAAP basis by using full year actual and projected results to determine the effective tax rate to calculate Adjusted net income (loss). Management believed the use of September 30, 2022 actuals to calculate an adjusted tax rate for the three and nine month interim periods then ended provided a more meaningful relationship between income tax expense and Adjusted pre-tax income (loss) than would be produced using the full year and projected results method due to the shift from an adjusted pre-tax loss in early 2022 to actual and forecasted profitability in the third and fourth quarters of 2022 combined with an expectation of annual adjusted pre-tax results being near break-even and the resulting impact of non-deductible items. GAAP permits the use of the actual results method under such circumstances. However, the foregoing methodology was applied solely to the non-GAAP presentation in the prior year periods. Income tax expense was calculated on a GAAP basis for all periods presented and on a non-GAAP basis for the current year using the estimated annual effective tax rate method which uses an expectation of full year pre-tax income (loss) in the determination of interim effective tax rates as this method does not produce significant variations in the customary relationship between income tax expense and pre-tax accounting income.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2023 and 2022. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
	2023	2022			2023	2022
Operating statistics (unaudited)(a)
ASMs (millions)	9,697	8,040		21%	27,809	23,076		21%
Departures	48,627	42,627		14%	136,747	122,040		12%
Average stage length (miles)	996	974		2%	1,028	976		5%
Block hours	133,305	113,922		17%	385,129	329,533		17%
Average aircraft in service	128	112		14%	124	111		12%
Aircraft – end of period	134	115		17%	134	115		17%
Average daily aircraft utilization (hours)	11.3	11.1		2%	11.4	10.9		5%
Passengers (thousands)	7,697	6,704		15%	22,119	18,650		19%
Average seats per departure	200	193		4%	198	193		3%
RPMs (millions)	7,755	6,635		17%	22,981	18,547		24%
Load Factor	80.0%	82.5%	(2.5)	pts	82.6%	80.4%	2.2	pts
Fare revenue per passenger ($)	39.17	57.57		(32)%	43.65	55.49		(21)%
Non-fare passenger revenue per passenger ($)	72.77	74.18		(2)%	75.57	71.09		6%
Other revenue per passenger ($)	2.77	3.45		(20)%	2.74	3.18		(14)%
Total ancillary revenue per passenger ($)	75.54	77.63		(3)%	78.31	74.27		5%
Total revenue per passenger ($)	114.71	135.20		(15)%	121.96	129.76		(6)%
RASM (¢)	9.10	11.27		(19)%	9.70	10.49		(8)%
CASM (¢)	9.66	10.57		(9)%	9.70	10.88		(11)%
CASM (excluding fuel) (¢) (b)	6.66	6.76		(1)%	6.73	7.17		(6)%
CASM + net interest (¢) (b)	9.56	10.55		(9)%	9.61	10.90		(12)%
Adjusted CASM (¢) (b)	9.66	10.71		(10)%	9.70	10.80		(10)%
Adjusted CASM (excluding fuel) (¢) (b)	6.66	6.90		(3)%	6.72	7.09		(5)%
Adjusted CASM + net interest (¢) (b)	9.56	10.68		(10)%	9.60	10.79		(11)%
Fuel cost per gallon ($)	3.08	3.85		(20)%	3.07	3.76		(18)%
Fuel gallons consumed (thousands)	94,459	79,566		19%	269,425	227,559		18%
Full-time equivalent employees (FTEs)	6,959	6,126		14%	6,959	6,126		14%
_______________
(a)Figures may not recalculate due to rounding. See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”

Liquidity, Capital Resources and Financial Position
Overview
As of September 30, 2023, we had $640 million in total available liquidity, made up of cash and cash equivalents. We had $486 million of total debt, net, of which $266 million is short-term and consists of amounts outstanding under our pre-delivery deposit payment facility (“PDP Financing Facility”) and secured indebtedness related to our headquarters building. Our total debt, net is comprised of $328 million outstanding under our PDP Financing Facility, $80 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans from the Treasury (the “PSP Promissory Notes”) and $16 million in secured indebtedness for our headquarters building, partially offset by $4 million in deferred debt acquisition costs.
On February 2, 2022, we repaid the Treasury Loan, which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the nine months ended September 30, 2022.
In connection with the PSP Promissory Notes and Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued to the Treasury in common shares and we have classified the warrant liability to additional paid-in-capital on our condensed consolidated balance sheet. The Treasury has not exercised any warrants as of September 30, 2023.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity:

	September 30, 2023	December 31, 2022
	($ in millions)
Cash and cash equivalents	$640	$761
Total current assets, excluding cash and cash equivalents	$296	$259
Total current liabilities, excluding current maturities of long-term debt and operating leases	$895	$933
Current maturities of long-term debt, net	$266	$157
Long-term debt, net	$220	$272
Stockholders’ equity	$541	$509
Debt to capital ratio	47%	46%
Debt to capital ratio, including operating lease obligations	86%	85%
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
Our single largest capital commitment relates to the acquisition of aircraft. As of September 30, 2023, we operated all of our 134 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of September 30, 2023, we had $423 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of

September 30, 2023, our PDP Financing Facility, which allows us to draw up to an aggregate of $365 million, had $328 million outstanding. As of September 30, 2023, we had a firm obligation to purchase 214 A320neo family aircraft and 16 additional spare engines to be delivered by 2029. Of our aircraft commitments, four had committed operating leases for 2023 deliveries, and 19 were subject to non-binding letters of intent to provide operating lease financing for 2024 deliveries. We intend to evaluate financing options for the remaining aircraft.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to our respective aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, we made $13 million and $14 million, respectively, in maintenance deposit payments to our lessors. As of September 30, 2023, we had $109 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheet, of which $22 million was included in accounts receivable because the eligible maintenance had been performed and the remaining $87 million was included within aircraft maintenance deposits.
The following table summarizes current and long-term material cash requirements as of September 30, 2023, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations(a)	$55	$238	$51	$—	$—	$146	$490
Interest commitments(b)	8	19	8	7	7	8	57
Operating lease obligations(c)	138	541	527	463	398	1,574	3,641
Flight equipment purchase obligations(d)	243	1,389	2,500	2,357	2,447	3,757	12,693
Maintenance deposit obligations(e)	1	3	3	3	4	5	19
Total	$445	$2,190	$3,089	$2,830	$2,856	$5,490	$16,900
__________________
(a)Includes principal commitments only associated with our PDP Financing Facility with borrowings as of September 30, 2023 pertaining to aircraft with deliveries through 2025, our floating rate building note through December 2023, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 6. Debt”.
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

Cash Flows
The following table presents information regarding our cash flows in the nine months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(207)	$(172)
Net cash used in investing activities	(91)	(117)
Net cash provided by financing activities	177	45
Net decrease in cash, cash equivalents and restricted cash	(121)	(244)
Cash, cash equivalents and restricted cash at beginning of period	761	918
Cash, cash equivalents and restricted cash at end of period	$640	$674
Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities totaled $207 million, which was driven by $183 million of outflows from changes in operating assets and liabilities and non-cash adjustments totaling $50 million, partially offset by $26 million of net income.
The $183 million of outflows from changes in operating assets and liabilities include:
•$132 million increase in other long-term assets driven by increases in capitalized maintenance, prepaid maintenance, prepaid bonuses and capitalized interest;
•$50 million decrease in other liabilities driven primarily by leased aircraft return payments;
•$18 million increase in supplies and other current assets;
•$13 million increase in aircraft maintenance deposits; and
•$6 million decrease in our air traffic liability; partially offset by
•$24 million increase in accounts payable; and
•$12 million decrease in accounts receivable due to the collection of station receivables.
Our net income of $26 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$97 million gain recognized on sale-leaseback transactions; partially offset by
•$36 million depreciation and amortization;
•$10 million stock-based compensation expense; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
During the nine months ended September 30, 2022, net cash used in operating activities totaled $172 million, which was driven by a $77 million net loss, outflows from changes in operating assets and liabilities of $83 million and non-cash adjustments totaling $12 million.
The $83 million of outflows from changes in operating assets and liabilities include:
•$68 million increase in other long-term assets driven by increases in deferred taxes and prepaid maintenance;
•$35 million increase in supplies from increased fuel inventory and consumable balances and other current assets driven by supplier incentives and prepaid expenses;
•$14 million increase in aircraft maintenance deposits;
•$13 million decrease in accounts payable; and
•$6 million increase in accounts receivable driven by increases in bookings; partially offset by

•$30 million increase in other liabilities driven by growth in the business, reflected primarily through increases in leased aircraft return costs of $26 million, aircraft maintenance costs of $24 million, other current liabilities of $10 million, passenger tax accounts of $7 million and accrued fuel of $5 million, partially offset by a $26 million payment to FAPAInvest, LLC for their phantom equity units and a reduction to station obligations of $16 million; and
•$23 million increase in our air traffic liability as a result of increased bookings.
Our net loss of $77 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$49 million gain recognized on sale-leaseback transactions; and
•$18 million deferred tax benefits; partially offset by
•$36 million depreciation and amortization;
•$11 million stock-based compensation expense;
•$7 million loss from the extinguishment of debt; and
•$1 million in amortization of swaption cash flow hedges, net of tax.
As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities totaled $91 million, driven by:
•$52 million net outflows for PDP activity;
•$37 million cash outflows for capital expenditures; and
•$2 million cash outflows relating to other investing activity.
During the nine months ended September 30, 2022, net cash used in investing activities totaled $117 million, driven by:
•$86 million net payments for pre-delivery deposit activity; and
•$31 million cash outflows for capital expenditures.
Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $177 million, primarily driven by:
•$124 million cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engines delivered during the nine months ended September 30, 2023; and
•$141 million cash proceeds from debt issuances, consisting of $132 million drawn on our PDP Financing Facility, net of issuance costs and $9 million in draws on our Barclays facility; partially offset by
•$84 million cash outflows from principal repayments on our PDP Financing Facility and our headquarters building; and
•$5 million cash outflows for payments related to tax withholdings of share-based awards.

During the nine months ended September 30, 2022, net cash provided by financing activities was $45 million, driven by:
•$214 million cash proceeds from debt issuances, consisting of a $56 million draw on our Barclays facility and $158 million in draws on our PDP Financing Facility, net of issuance costs; and
•$49 million in cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engines delivered during the nine months ended September 30, 2022; partially offset by
•$215 million cash outflows from principal repayments on debt, which includes the paydown of the $150 million Treasury Loan and $65 million in PDP Financing Facility payments; and
•$3 million cash outflows for payments related to tax withholdings of share-based awards.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2023. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our 2022 Annual Report.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 31%, 31%, 36% and 34% of total operating expenses for the three and nine months ended September 30, 2023 and 2022, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption for the 12 months ended September 30, 2023, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $113 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility and our floating rate building note and Effective Federal Funds Rate (“EFFR”) based interest rates on our affinity card advance purchase of mileage credits. During the nine months ended September 30, 2023, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased our annual interest expense by $4 million.
We are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the three and nine months ended September 30, 2023, as well as the three months ended September 30, 2022, we did not enter into any swaps and, therefore, paid no upfront premiums for options. During the nine months ended September 30, 2022, we paid upfront premiums of $9 million for the option to enter into and exercise cash-settled swaps with a forward starting effective date for seven of our future aircraft deliveries. As of September 30, 2023, we had hedged $130 million in aircraft rent payments for three aircraft and one engines to be delivered by the end of 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023, except for the change to the following risk factor. Investors are urged to review all such risk factors carefully.
We depend on a sole-source supplier for our aircraft and two suppliers for our engines.
A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the Airbus A320 family aircraft for all of our aircraft and on CFM International and Pratt & Whitney for our engines makes us vulnerable to any delivery delays, design defects, mechanical problems or other technical or regulatory issues associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether involving our aircraft or that of another airline, we may choose, or be required, to suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engines. Separately, if any of Airbus, CFM International or Pratt & Whitney becomes unable to perform its contractual obligations, including a failure to deliver aircraft or engines on schedule, and we must lease or purchase aircraft or engines from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities, and we would lose the cost benefits from our current single-fleet composition, any of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced delays in the deliveries of Airbus aircraft, which have exceeded several months, and our business could be additionally impacted if delays persist in future periods. These risks may be exacerbated by the long-term nature of our fleet and order book which commits us to Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future.
Since 2022, we have begun to induct aircraft into our fleet that use the Pratt & Whitney PW1100 GTF engine, and we have elected this engine for most of our planned future deliveries. In the third quarter of 2023, Pratt & Whitney announced an expansion of an inspection program related to PW 1100 GTF engines which, for the first time, includes engines in our fleet. This inspection program is expected to begin in the second half of 2024. The impact to our operations is unknown at this time but may result in lengthy turnaround time to perform these inspections and any resulting repairs or other modifications that may be identified. This program may have an adverse impact on our operations, increase costs related to our existing fleet and potentially affect the timing of future deliveries of aircraft for which Pratt & Whitney engines have been elected, potentially materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the third quarter of 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On August 7, 2023, James G. Dempsey, our President, terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) originally adopted on March 6, 2023 for the sale of up to 900,000 shares of our common stock until February 28, 2024. On August 14, 2023, Daniel M. Shurz, our former Senior Vice President, Commercial, terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) originally adopted on November 18, 2021, most recently amended on February 22, 2023, for the sale of up to 589,233 shares of our common stock until September 15, 2023.
ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	10-K	001-40304	2/22/2023	3.2

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

10.1†	Amendment No. 16 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2023, by and between Airbus S.A.S and Frontier Airlines, Inc.					X

10.2†	Amendment No. 17 to Airbus A320 Family Purchase Agreement, dated as of September 28, 2023, by and between Airbus S.A.S and Frontier Airlines, Inc.	X

10.3†
Ninth Amended and Restated Credit Agreement, dated as of August 11, 2023, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on the signature pages thereto.
X

10.4†
Amendment No. 1 to Ninth Amended and Restated Credit Agreement, dated as of October 13, 2023, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on the signature pages thereto.
X

10.5	Ninth Amended and Restated Guarantee, dated as of August 11, 2023, by Frontier Airlines, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.	X

10.6
Ninth Amended and Restated Guarantee, dated as of August 11, 2023, by Frontier Airlines Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.
X

10.7†
Second Amended and Restated Guarantee, dated as August 11, 2023, by Frontier Group Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.
X

10.8†
Sixth Amendment to Amended and Restated Step-In Agreement, dated as of August 11, 2023, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
X

10.9†
Seventh Amendment to Amended and Restated Step-In Agreement, dated as of October 13, 2023, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
X

10.10†
Fourth Amended and Restated IAE Engine Benefits Agreement A320neo and A321neo Aircraft (2023, 2024, 2025 and 2026 Deliveries), dated as of August 11, 2023, among Vertical Horizons, Ltd., International Aero Engines, LLC, Bank of Utah, not in its individual capacity but solely as security trustee, and Frontier Airlines, Inc.
X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

FRONTIER GROUP HOLDINGS, INC.

Date: October 26, 2023	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)