Form 10-K
period 2023-12-31
Frontier Group Holdings, Inc.
filed 2024-02-20
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $377 million computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter.
The registrant had 223,374,396 shares of common stock, $0.001 par value per share, outstanding as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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
Risks Related to Our Industry
•changes in economic conditions affecting demand for air travel, including from economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations, supply chain challenges, reduced credit availability, global conflict and public health threats;
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
•the impact of climate change and related laws, regulations, litigation and changing consumer preferences;
•environmental and noise laws and regulations;
•factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvement projects at airports, aircraft and engine defects, U.S. Federal Aviation Administration (“FAA”) grounding of aircraft, adverse weather conditions, increased security measures, or new travel-related identification requirements, taxes or fees, natural disasters or outbreaks of disease;
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
•increases in insurance costs or inability to secure adequate insurance coverage; and
•decline in, or suspension of, funding or operations of the U.S. federal government or its agencies.
Risks Related to Our Business
•our failure to implement our business strategy successfully;
•our ability to control our costs and maintain a competitive cost structure;
•our ability to grow or maintain our unit revenues or maintain our non-fare revenues;
•our ability to grow our fleet is dependent on a limited number of suppliers;
•the long-term nature of our fleet and order book which commits us to Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future;
•any increased labor costs, union disputes and other labor-related disruptions;
•our inability to expand or operate reliably and efficiently out of airports where we maintain a large presence;
•any damage to our reputation or brand image;
•our reputation and business being adversely affected in the event of an emergency, accident, or similar public incident involving our aircraft or personnel;
•increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders or competitors with respect to our environmental, social and governance practices, commitments or the quality or progress thereof;
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

PART I
ITEM 1. BUSINESS
Overview
Frontier Airlines, Inc. (“Frontier”) is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. As of December 31, 2023, we had a fleet of 136 Airbus single-aisle aircraft, consisting of 8 A320ceos, 82 A320neos, 21 A321ceos and 25 A321neos. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
Our Business Model
Our business model is based on our unique Low Fares Done Right strategy. While our strategy is similar to the business models utilized by other ULCCs, including with respect to low-cost structure, low fares and flexible optional services, we believe Low Fares Done Right differentiates us from other ULCCs as a result of our focus on delivering a family-friendly customer experience with a more upscale look and feel than traditionally experienced on ULCCs globally. From the perspective of our customers, our business model provides a product offering that combines low base fares with dependable customer service, a customer-friendly digital platform, a rewarding frequent flyer program, a modern fleet, comfortable cabin seating, flexible optional services and operational integrity.
Our Competitive Strengths & Our Business Strategy— Low Fares Done Right
Our goal is to offer the most attractive option for air travel with a compelling combination of value, product and service, and, in doing so, to grow profitably and enhance our position among U.S. airlines. Through the key elements of our business strategy, we seek to achieve:
Low Unit Costs. Our low-cost structure, built around low aircraft ownership cost, fuel efficiency and low operational costs, is our key strategic advantage. We intend to strengthen and maintain our low unit costs, including by:
•maintaining high utilization levels;
•utilizing new generation, fuel-efficient aircraft that deliver lower operating costs compared to prior generation aircraft;
•increasing the average size and seat capacity of the aircraft in our fleet through the continued introduction and operation of 186-seat A320neo aircraft and 240-seat A321neo aircraft;
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
A Superior Low-Fare Brand. In order to enhance our brand and drive revenue growth, we aim to deliver a higher-quality flight experience than historically offered by ULCCs globally and generate customer loyalty by:
•continuing to offer attractive low fares;
•expanding our marketing efforts, including family-friendly elements that appeal to a large audience, such as an attentive staff, popular animals on our aircraft tails and novelty cards for children, particularly highlighting endangered species, and certain offers tailored for families including our Kids Fly Free program to continue to position our brand as a family-friendly and environmentally-conscious ULCC;
•continuing to improve penetration of our reasonably priced bundle options and further enhancing our GoWild! All-You-Can-Fly Pass, our Discount Den membership program and our FRONTIER Miles frequent flyer program;
•maintaining our focus on sustainability and environmental responsibility, including our position as “America's Greenest Airline” as measured by fuel efficiency (available seat miles (“ASMs”) per fuel gallon consumed during the year ended December 31, 2023; compared to all other major U.S. carriers);
•modeling a carefully curated aesthetic for our livery, our website and mobile app, uniforms, seat design and on-board products, which are designed to look and feel more upscale than traditional ULCCs;
•maintaining a strong online presence with a customer-friendly digital platform that includes our passenger reservation system, website and mobile app;
•operating a modern fleet with amenities such as extra seat padding and premium seating options, which provide extra legroom as compared to our standard seating; and
•providing our customers a dependable, reliable, on-time and friendly travel experience.
Strong Growth Driven by an Expanding and Efficient Network. We strategically focus on routes where we believe our business model will stimulate demand and growth. This strategy has historically enabled us to reduce the seasonality of our revenue, improve utilization, lower unit costs, increase revenues and enhance profitability. We intend to continue to utilize our disciplined and methodical approach to expand our network in an efficient manner, including by:
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
•enhancing our out-and-back scheduling approach, which we believe will help drive improved efficiencies and operational recoverability, as well as reducing crew travel costs;
•continuing to rebalance our network to mitigate seasonal fluctuations in our results and discontinue underperforming routes; and
•focusing on what we believe are the most profitable opportunities where our cost differential drives the largest competitive advantage.
Our Talented ULCC Leadership Team. Our management team has extensive day-to-day experience operating ULCCs and other airlines.
•Barry L. Biffle, our Chief Executive Officer, previously served as Chief Executive Officer for VivaColombia, Executive Vice President and Chief Marketing Officer for Spirit Airlines, and held various management roles with US Airways and American Eagle Airlines, a regional airline subsidiary of American Airlines;
•James G. Dempsey, our President, previously served as our Executive Vice President and Chief Financial Officer, and as Treasurer and Head of Investor Relations for Ryanair;
•Mark Mitchell, our Senior Vice President and Chief Financial Officer, previously served as our Vice President, Finance and Investor Relations as well as our Chief Accounting Officer, and prior to that, served in various leadership capacities for Starwood Hotels and Resorts Worldwide and Starwood Vacation Ownership;
•Howard M. Diamond, our Executive Vice President, Legal and Corporate Affairs and Corporate Secretary, previously served as Vice President, General Counsel, and Corporate Secretary for Thales USA;
•Rajat Khanna, our Senior Vice President and Chief Information Officer, previously served in various information technology leadership capacities for Lowe’s Companies and United Airlines;

•Trevor J. Stedke, our Senior Vice President, Operations, previously served as Vice President, Aircraft Technical Operations for Southwest Airlines;
•Steve Schuller, our Senior Vice President, Human Resources, previously served as our Vice President, Human Resources, and prior to that, served as Vice President of Talent and Chief Learning Officer for Catapult Health; and
•Alex Clerc, our Senior Vice President, Customers, previously worked as a Senior Expert with McKinsey & Company in their Transport and Travel Practice, served as Chief Operating Officer for Interjet Airlines, and has worked in leadership positions for multiple other airlines.
Strong Liquidity and Capital Structure. We intend to maintain our strong capital structure, which enables us to obtain financing for our aircraft pursuant to attractive operating leases, in order to support our growth strategies and the expansion of our fleet and network.
As of December 31, 2023, we had $609 million of cash and cash equivalents, and our capital structure was comprised of the following (please refer to “Notes to Consolidated Financial Statements — 8. Debt”):
•$312 million of the available $365 million under our pre-delivery deposit (“PDP”) payment credit facility with Citibank (“PDP Financing Facility”);
•$80 million from our pre-purchased miles facility;
•$66 million in unsecured loans as part of our participation in the payroll support programs under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”); and
•$16 million under our floating rate building note.
Our Fares and the Choices We Offer
We provide low-fare passenger airline service primarily to leisure travelers. Our low fares are designed to stimulate demand from price-sensitive travelers and consist of a base fare, plus taxes and governmental fees.
We combine our low fares with flexible optional services for an additional cost. Such additional options include carry-on and checked baggage, advance seat selection, our extended-legroom premium seats, priority boarding and ticket changes and cancellations, as well as bundled options combining various optional services. We also promote and sell products in-flight to enhance the customer experience. We offer a convenient onboard payment system that enables customers to bundle products together to save money, make multiple purchases with a single credit card transaction and provide gratuities to our flight attendants. We reward our repeat customers through our FRONTIER Miles frequent flyer program and also offer our Discount Den membership program, which provides subscribers with exclusive access to some of our lowest fares as well as access to our Kids Fly Free program. We also offer the GoWild! All-You-Can-Fly Pass, which allows members unlimited travel for a specified period of time for a base fare of $0.01 per flight, subject to certain restrictions. In addition to enhancing the customer experience, these offerings have helped increase our ancillary revenues from $12.80 per passenger in 2013 to $76.51 in 2023. Our other revenues also include services such as our FRONTIER Miles affinity credit card program and commissions revenue from the sale of items such as rental cars and hotels.
The following table represents our revenue, on a per-passenger basis for the periods presented:

	Year Ended December 31,
	2023	2022
Fare revenue per passenger	$42.26	$54.22
Ancillary revenue per passenger:
Non-fare passenger revenue per passenger	73.85	73.21
Other revenue per passenger	2.66	3.07
Total ancillary revenue per passenger	76.51	76.28
Total revenue per passenger	$118.77	$130.50

Route Network
The low unit cost, high quality of service and dependability that make Low Fares Done Right successful have enabled us to diversify our network across a wide range of leisure destinations as well as implement a network strategy that primarily targets high demand or underserved markets, where our low fares stimulate new traffic flows.
During the year ended December 31, 2023, we served approximately 90 airports throughout the United States and international destinations in the Americas. While our primary focus is to capture point-to-point demand on the nonstop routes that we serve, we also sell connecting itineraries, providing us with the opportunity to capture demand across a large number of routes beyond our nonstop footprint.
Below is a map of the destinations we serve as of our scheduled flights available for sale as of December 31, 2023:
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
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, codesharing relationships (where an airline places its designator code on a flight operated by another airline), and frequent flyer programs and redemption opportunities. Our competitors and potential competitors include legacy network carriers, LCCs, ULCCs, regional airlines and new entrant airlines.
Our principal competitors on domestic routes are American Airlines, Delta Air Lines, United Airlines and Southwest Airlines (which classifies itself as an LCC), which are commonly referred to as the “Big Four” carriers, and Alaska Airlines and Hawaiian Airlines, which together with JetBlue Airways Corporation (“JetBlue”) (which classifies itself as an LCC), are commonly referred to as the “Middle Three” carriers. We also compete with the other U.S. ULCCs, including Allegiant Travel Company, Spirit Airlines, and Sun Country Airlines. There are also parties who have started new airlines since 2021, including Avelo Airlines and Breeze Airways. With respect to the Big Four and Middle Three carriers, our principal competitive advantage is our low-cost structure, low base fares and our focus on the leisure traveler. We believe our low-cost structure allows us to price our fares at levels where we can be profitable while the Big Four and Middle Three airlines cannot. We believe the association of our brand with a high level of operational performance differentiates us from the other U.S. ULCCs and enables us to generate greater customer loyalty.
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
Distribution
We primarily sell our product through direct distribution channels, including via our website at www.flyfrontier.com, our mobile app and our contact centers, with our website and mobile app serving as the primary platforms for ticket sales. Approximately 72% and 70% of our total tickets sold for the years ended December 31, 2023 and 2022, respectively, were sold directly to our customers through these distribution channels. Sales through our website and mobile app represent our low-cost distribution channels.
We also offer the option to purchase tickets through third parties, such as travel agents who access us through Global Distribution Systems (“GDSs”), e.g., Amadeus, Galileo, Sabre and Worldspan, and select online travel agents (“OTAs”), e.g., Priceline and websites owned by Expedia, including Orbitz and Travelocity. Third-party channels represented approximately 28% and 30% of sales for the years ended December 31, 2023 and 2022, respectively. We maintain a zero percent standard commission policy for travel agency bookings worldwide unless local regulations mandate that we pay a commission. We also have agreements with all the leading GDSs. GDSs provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without separately contacting our reservations facility.
Marketing and Brand
Our principal marketing message to our customers is our Low Fares Done Right strategy. Consistent with our ULCC business model, we use a simple marketing message to keep marketing costs low and we offer promotional one-way base fares of $19.

Our principal marketing tools are our proprietary email distribution list, our FRONTIER Miles frequent flyer program, our Discount Den subscription service and our GoWild! All-You-Can-Fly Pass membership offering, as well as advertisements in online, radio and other channels. Our objective is to use our low prices, superior customer service, price-based promotions and creativity to produce viral marketing programs that are cost effective.
Each of our aircraft features one of our widely-recognized animals on its tail and is named after such animal. We utilize these animals in several of our online marketing campaigns and on the novelty cards we distribute to children onboard, particularly highlighting endangered species.
Our brand includes our focus on sustainability and environmental responsibility efforts. We believe we are “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed during the year ended December 31, 2023; compared to all other major U.S. carriers). Based on these estimates, our fleet continues to be the most fuel-efficient of all major U.S. carriers, generating over 100 ASMs per gallon during the year ended December 31, 2023, representing our focus on continued fuel efficiency as we grow. In addition, our headquarters is located in a LEED-certified building, which certification indicates buildings designed to achieve energy savings, water efficiency and lower carbon dioxide (“CO2”) emissions.
We spent approximately 5% of total revenues on marketing, brand and distribution for each of the years ended December 31, 2023 and 2022.
Loyalty and Membership Programs
Our FRONTIER Miles frequent flyer program includes a number of attractive customer benefits, including family pooling benefits and varying status tiers, allowing for priority boarding and waived bag and seat selection fees, among other things. FRONTIER Miles offers award travel on every flight without blackout dates, and miles never expire as long as there is qualifying activity at least annually. In October 2023, we unveiled a reimagined FRONTIER Miles loyalty program for 2024 that enables our customers to “Get It All For Less”. The revamped program includes a new lower-tier status level and paths to quickly advance to higher tiers, with enhanced benefits at every status level. The new program also now allows consumers to earn miles for each dollar spent on Frontier flights and additional purchases through Frontier, with increasing earn rates as customers advance to higher tiers. All tiers also now include waived change and cancellation fees for changes made seven or more days in advance of flight departure and priority customer chat, among other benefits.
The FRONTIER Airlines World MasterCard is the primary vehicle through which customers earn miles and our frequent flyer program is geared specifically towards supporting adoption and continued use of this credit card. The credit card includes the ability to earn bonus travel miles for purchases through Frontier and at restaurants, as well as elite status points on every dollar spent. In addition, every card member who spends over a certain threshold on the card in any calendar year receives a Frontier voucher.
The Discount Den is an annual membership-based service that allows members exclusive access to the lowest fares on offer and first access to seats when our selling schedule is extended. Members pay an annual fee to join the Discount Den.
The GoWild! All-You-Can-Fly Pass is a membership launched in the fourth quarter of 2022 that allows members unlimited travel for a specified period of time for a base fare of $0.01 per flight. This service is subject to certain restrictions including availability, the timing of booking and blackout dates and does not include taxes or ancillary charges.
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

Overall, our business model is designed to deliver what we believe our customers want: low fares and a high-quality flight experience. While we are primarily focused on stimulating leisure and visiting friends and relatives (“VFR”) travel, we believe our low fares do attract a significant number of business travelers who may be more sensitive to travel costs.
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
As of December 31, 2023 and 2022, 79% and 72% of our total fleet, respectively, was comprised of A320neo family aircraft, which are more fuel-efficient than the prior generation of A320ceo family aircraft. The A320neo family aircraft that we continue to place in service are expected to continue delivering a 20% fuel burn and CO2 emissions advantage compared to the prior generation of A320ceo family aircraft. In addition, while our entire fleet features new and lightweight seats, which eliminate excess weight and reduces fuel consumption per seat, the seat density on the A320neo family aircraft is higher than the prior generation of A320ceo family aircraft. With the continued transition to the higher seat density aircraft as we introduce more A320neo family aircraft into our fleet, we increased our average seats per departure from 193 during the year ended December 31, 2022, to 199 during the year ended December 31, 2023. The use of the A320neo family aircraft and our seating configuration, weight-saving tactics and baggage process have all contributed to our ability to continue to be the most fuel-efficient of all major U.S. carriers of significant size when measured by ASMs per fuel gallon consumed.
As of December 31, 2023, we had a fleet of 136 Airbus single-aisle aircraft, consisting of 8 A320ceos, 82 A320neos, 21 A321ceos and 25 A321neos. In January 2024, we were recognized by ch-aviation as having the third youngest fleet in North America, and as of December 31, 2023, the average aircraft age of our fleet was approximately four years. As of December 31, 2023, all 136 aircraft in our fleet were financed under operating leases, and the operating leases for 0, 8, 20, 19 and 14 aircraft in our fleet were scheduled to terminate during 2024, 2025, 2026, 2027 and 2028, respectively. In certain circumstances, such operating leases may be extended. We intend to replace retired aircraft with A320neo family aircraft.
As of December 31, 2023, we had a firm purchase commitment with Airbus to acquire 210 A320neo family aircraft. Additionally, we had commitments with Pratt & Whitney for 15 additional spare aircraft engines by the end of 2029. After the consideration of planned aircraft returns, we expect to operate a fleet of 272 A320neo family aircraft by the end of 2029, nearly all powered by new engine technology. Our firm fleet and spare engine commitments as of December 31, 2023 were comprised of the following aircraft:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2024	—	23	23	2
2025	17	25	42	4
2026	19	22	41	4
2027	21	21	42	3
2028	10	30	40	2
Thereafter	—	22	22	—
Total	67	143	210	15
__________________
(a)    While the commitments presented above reflect the agreed-upon delivery dates as of December 31, 2023, we have recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
We have the option to convert 18 A320neo aircraft to A321XLR aircraft under certain terms and conditions. Since the option has not been exercised, this conversion right is not reflected in the table above.
Aircraft Fuel
Aircraft fuel is one of our largest expenses, representing 31% and 34% of our total operating costs for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, we had the most fuel-efficient fleet of all U.S. carriers of significant size when measured by ASMs per fuel gallon consumed. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors, which has contributed to fuel prices being higher than historical averages during the years ended December 31, 2023 and 2022. Our fuel consumption and costs were as follows:

	Year Ended December 31,
	2023	2022
Gallons consumed (millions)	365	312
Average price per gallon(a)	$3.10	$3.72
__________________
(a)Average price per gallon includes related fuel fees and taxes.
We have historically maintained an active hedging program designed to reduce our exposure to sudden, sharp increases in fuel prices. We regularly review our fuel hedging program and, accordingly, the specific hedging instruments we use, the amount of our future hedges and the time period covered by our hedge portfolio vary from time to time depending on our view of market conditions and other factors. Among the hedging instruments we have used in the past and may use in the future are swaps and collar contracts on jet fuel, fixed forward prices, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods, and call options. As of December 31, 2023 and 2022, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges had no material impact within our consolidated statements of operations for the years ended December 31, 2023 and 2022.
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
Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. We categorize our line maintenance into four classes of stations, with each class categorized by the scope and complexity of work performed. The majority of and the most extensive line maintenance we and our specialist partners perform is conducted in Mobile, Tampa, Puerto Rico, Atlanta, Cleveland, Denver, Las Vegas, Orlando, Philadelphia, and Phoenix.
Major airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 months. Engine overhauls and engine performance restoration events are quite extensive and can take several months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events under normal operating conditions. In 2024, we expect to experience higher than normal engine maintenance obligations to address the requirements related to the portion of our fleet using the Pratt & Whitney GTF engine. In addition, prior to aircraft being returned to lessors, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. Due to our relatively small fleet size and projected fleet growth, we believe contracting with third-party specialists for all of our heavy maintenance, engine restoration and major part repair, is more economical than conducting these activities ourselves. We have entered into long-term flight hour agreements for our engine overhaul services and an hour-by-hour basis agreement for component services. We also contract with third-party specialists for our heavy airframe maintenance. These contracts cover the majority of our aircraft component inventory acquisition, replacement and repairs, thereby eliminating the need to carry expensive spare parts inventory.
We currently have a firm obligation to purchase 210 A320neo family aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. See “Risk Factors — Risk Related to Our Business — Our maintenance costs will increase over the near term; we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors and we could incur significant maintenance expenses outside of such maintenance schedules in the future.”
Human Capital Resources
Employees and Labor Relations
As of December 31, 2023, we had 7,235 total employees, consisting of 2,112 pilots, 3,513 flight attendants, 433 aircraft technicians, 57 aircraft appearance agents, 54 flight dispatchers, 28 material specialists, 28 maintenance controllers and 1,010 employees in administrative roles.
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
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and the utilization of third-party specialists in order to maintain our low-cost base. With respect to pilots, given the pilot shortage being experienced by parts of the industry, particularly regional airlines, one of our operational priorities is to maintain a robust pipeline of qualified pilot candidates. We intend to maintain our pipeline through the continuation of the recruiting and selection of direct-entry First Officers from other carriers, but also by expanding our focus on pilot-recruiting channels that we more directly manage. Our F9 Pilot Cadet Program is intended to train the next generation of pilots in as little as 24 months with the direct pathway to become a First Officer. The program, operated in partnership with Airline Transport Pilot (“ATP”) Flight School, allows applicants to complete flight training at over 70 ATP Flight School locations nationwide. Our Rotor Transition Program, run in partnership with the Rotary to Air Group, allows U.S. military-trained helicopter pilots to complete their fixed wing training and join Frontier as a First Officer. We recently expanded our focus on international pilots who are eligible to work in the U.S. under an E-3 visa, and also expanded our partnerships with university-based flight training programs to provide opportunities for recent graduates who have their ATP or Restricted ATP to begin their career as a pilot. We have seen strong demand for these programs, with over 8,400 applicants across all of our company-managed programs during the year ended December 31, 2023. We believe we are an attractive employer for pilots as a result of our strong growth, which provides our pilots with career progression opportunities and enables them to achieve substantial pay increases under the collective bargaining agreement. For example, as a result of our continuing fleet expansion, First Officers hired since late-2013 have been eligible for upgrade to Captain within 24 to 48 months of joining us.
As of December 31, 2023, approximately 86% of our employees were represented by labor unions under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements with each as of December 31, 2023:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	December 31, 2023
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	29%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	49%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028(e)	1%
Material Specialists	IBT	March 2022(d)	<1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)Subject to standard early opener provisions.
(b)ALPA filed for meditation through the National Mediation Board in January 2024 and the first mediation session is scheduled for March 2024.
(c)In November 2023, AFA-CWA exercised their contractual right to open negotiations early. Negotiations are currently ongoing.
(d)Our collective bargaining agreements with our aircraft appearance agents, material specialists, and maintenance controllers, each represented by IBT, were still amendable as of December 31, 2023 and negotiations are ongoing; however, the agreements are operating under their current arrangements until amendments have been reached.
(e)On August 4, 2023, we finalized a collective bargaining agreement with our dispatchers, represented by TWU, which will be amendable in August 2028.

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
Diversity, Equity and Inclusion
We seek to provide equal employment opportunities for all persons and seek to prohibit discrimination in all aspects of our operations. We believe that fostering an inclusive and diverse culture can add value and lead to a more highly engaged workforce, allowing us to deliver better business results. We have established Business Resource Groups — employee-led, voluntary organizations that are open to all and intended for people with similar interests, experiences, or demographic characteristics — including the Women’s Leadership Network, the Veterans’ Resource Group, the Green Steering Committee, the Frontier PRIDE Business Resource Group, the Team Connect culture committee and the Society of Black Professionals Business Resource Group. We also partner with organizations such as the Latino Pilots Association, National Gay Pilot’s Association, Asian Pilots Association, Organization of Black Aviation Professionals, Women in Aviation International and Rotary to Airline Group to help foster opportunities and support careers in aviation. We aim to honor and celebrate our differences throughout the year by recognizing meaningful achievements and shared stories through our company newsletters during Black History Month, Hispanic Heritage Month, Women’s History Month and Pride Month.
We are focused on creating an equitable workforce, seeking to consider diverse slates of candidates for all positions. The table below illustrates our employee diversity based on self-identification across all U.S. employees as of December 31, 2023:

Male	Female	Minority
55%	45%	40%
Compensation and Benefits
We design our compensation and benefits with the goal of supporting the financial, mental, and physical well-being of our employees and their families. We evaluate our benefit programs each year in terms of value of benefit offerings and out-of-pocket costs in an effort to be competitive with the benefit offerings of other employers with whom we compete for talent. We continuously evaluate our benefit offerings through these market studies as well as employee surveys. We offer the Rally wellness program to incentivize employees to invest in their health, earn points and participate in various health and wellness competitions. In January 2023, we launched a new online weight management program (United Healthcare’s Real Appeal), which aims to help members achieve real, lifelong results and live a healthier life. Our compensation philosophy is continuously adjusted to better meet the standards set in the marketplace. In response to COVID-19, we follow all federal, state and local protocols to help protect the health of our workforce and our customers. In March 2020, we implemented a pay protection policy, which remains in place as of December 31, 2023, to enable employees to take necessary time away from work to recover from COVID-19.
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
Foreign Ownership
Under federal law and DOT policy, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and DOT policy currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as defined in 49 U.S.C. § 40102(a)(15), that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, up to 49% of our stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens but only if those non-U.S. citizens are from countries that have entered into “open skies” air transport agreements with the United States which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We believe we are currently in compliance with these ownership provisions. Please see “Risk Factors—Risks Related to Owning Our Common Stock—Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting ownership, control and voting by non-U.S. citizens.”
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

The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a liberalized bilateral air transport agreement which the DOT has determined has all of the attributes of an “open skies” agreement. Our flights to the Dominican Republic are governed by a bilateral air transport agreement between the United States and the Dominican Republic. Changes in U.S. aviation policies could result in the alteration or termination of the corresponding air transport agreement, diminish the value of our international route authorities or otherwise affect our operations to/from these countries.
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
Airport Access
In the United States, the FAA currently regulates the allocation of landing and takeoff authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms which limit takeoffs and landings at three U.S. airports: Ronald Reagan Washington National Airport (DCA), New York’s LaGuardia Airport (LGA) and JFK International Airport (JFK), two of which we serve (DCA and LGA). In addition, John Wayne Airport (SNA) in Orange County, California has a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. We currently have sufficient slots or operating authorizations to operate our existing flights, but there is no assurance that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental regulations and policies. Our ability to retain slots or operating authorizations is subject to “use-or-lose” provisions of the governing regulations, and our ability to expand service at slot-controlled airports similarly is limited. The DOT also regulates slot transactions between airlines.

Consumer Protection Regulation
The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, airline advertising and marketing practices, codeshare disclosure, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. The DOT also has authority to review certain joint venture agreements, marketing agreements, codesharing agreements and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.
The DOT has recently engaged in rulemaking with respect to airlines ticketing and fees.
In July 2021, the DOT issued a Notice of Proposed Rulemaking (“NPRM”) requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other rulings. The DOT combined this NPRM with the July 2021 NPRM and, while a final rule has not been issued as of December 31, 2023, the DOT has stated that it anticipates issuing a final rule in April 2024.
In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. While a final rule has not been issued as of December 31, 2023, the DOT has stated that it anticipates issuing a final rule in April 2024.
The DOT has also issued several NPRMs related to aircraft accessibility measures. In January 2020, the DOT published a NPRM regarding short-term improvements, including with respect to the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from their aircraft seat and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. Comments were reopened on this NPRM in November 2021. In March 2022, the DOT issued a NPRM regarding long-term accessibility improvements that would require airlines to ensure that at least one lavatory on new single-aisle aircraft with 125 seats or more is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s onboard wheelchair. In August 2023, the DOT published the final rule covering both the short- and long-term accessibility measures. The final rule mandated certain short-term accessibility measures that are substantially consistent with the measures outlined in the NPRM, which we are required to comply with by October 2026. The final rule also adopted the expanded lavatory size requirement for new single-aisle aircraft with 125 seats or more, which applies to aircraft that are ordered within 10 years of or delivered 12 years after the rule’s October 2023 effective date.
Security Regulation
The TSA and the CBP, each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the United States. International flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. We believe we are currently in compliance with all directives issued by such agencies.
Environmental Regulation
Environmental Compliance Requirements
We are subject to various federal, state, foreign and local laws and regulations relating to the environment and those affecting matters such as air emissions, including greenhouse gas (“GHG”) emissions, noise reduction, discharges to surface and subsurface waters, safe drinking water, and the use, management, release, discharge and disposal of, and exposure to, hazardous waste, materials and chemicals.
In particular, in June 2015, the U.S. Environmental Protection Agency (the “EPA”) issued revised underground storage tank regulations that affect airport fuel hydrant systems and reissued the Multi-Sector General Permit for Stormwater Discharges from Industrial Activities. Among other revisions, the reissued permit incorporates the EPA’s previously issued Airport Deicing Effluent Limitation Guidelines and New Source Performance Standards. In addition, California adopted a revised State Industrial General Permit for Stormwater Discharges effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. Cost estimates to comply with the above permitting requirements have not been defined, but we, along with other airlines, would share a portion of these costs at applicable airports. In addition, several U.S. airport authorities have been exploring ways to limit deicing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
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
Governmental authorities in the United States are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl, substances (“PFAS”). Products containing PFAS have been used in manufacturing, industrial and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational changes. In August 2022, the EPA published for public comment a new rulemaking that would designate two PFAS substances (perfluorooctanoic acid and perfluorooctanesulfonic acid) as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. This rulemaking, which is expected to be finalized in early 2024, would require entities to immediately report current and past releases that meet or exceed the reportable quantity for such substances to the EPA’s National Response Center. Depending on the final outcome of this rulemaking and the introduction of any additional state or federal regulations, we may incur costs in connection with reporting obligations and costs related to historic usage of PFAS-containing materials, transitioning away from the usage of PFAS-containing products, disposing of PFAS-containing waste or remediating any residual environmental impacts.
Aircraft Emissions and Climate Change Requirements
Concern about climate change and greenhouse gases may result in additional regulation and taxation of aircraft emissions in the United States and abroad. In particular, in August 2016, the EPA published a final rule finding that GHG emissions from aircraft cause or contribute to air pollution that may reasonably be anticipated to endanger public health and welfare. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional cap-and-trade programs. On March 6, 2017, the International Civil Aviation Organization (“ICAO”) adopted new CO2 certification standards for new aircraft beginning in 2020. The new CO2 standards apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standards by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within ICAO process. Since then, the EPA and ICAO’s Committee on Aviation Environmental Protection have had several meetings on this issue, but no further progress has been made. Several states and environmental groups have challenged these final standards. On June 30, 2023, the U.S. Court of Appeals for the D.C. Circuit denied such petitions and upheld the EPA’s standards. The outcome of any development of new aircraft GHG emissions standards cannot be predicted at this time. Additionally, on November 23, 2022, the EPA published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on January 1, 2023.
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
The CORSIA program will be implemented in three phases: A pilot phase that ran from 2021 through 2023, followed by a first phase of the program beginning in 2024 through 2026 and a second phase beginning in 2027 through 2035. Member countries can voluntarily participate in the pilot and first phases, while participation in the second phase is mandatory for certain countries, including the United States. The U.S. government has not yet enacted legislation to mandate that U.S. operators participate in CORSIA.
ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, due to the impact of the COVID-19 pandemic on air travel, in June 2020 ICAO removed 2020 from the baseline calculation for the CORSIA “pilot phase” (2021-2023). In October 2022, ICAO member countries have agreed that 85% of 2019 emissions would be used as the baseline for the remainder of CORSIA’s term (2024-2035). Accordingly, ICAO member countries further agreed to a long-term aspirational goal of reaching net zero aviation emissions by 2050.
The costs of complying with our future obligations under CORSIA are uncertain, because there is a significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. As of December 31, 2023, we have not been required to purchase any carbon offset credits or lower-carbon aircraft fuels for the CORSIA pilot phase. In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2032 are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth starting in 2033.
U.S. commitments announced during the Biden Administration’s April 2021 Leaders’ Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden Administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels (“SAF”). On September 9, 2021, the Biden Administration launched the Sustainable Aviation Fuel Grand Challenge, built upon by the FAA’s Aviation Climate Action Plan published November 9, 2021, which outlines plans to scale up the production of SAF, which aims to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with SAF by 2050. Whether these U.S. goals will be achieved and if so, the potential impacts on our business, cannot be predicted at this time. As part of our efforts to decarbonize air transportation, in May 2023, we along with a consortium of other airlines, executed an agreement with CleanJoule, Inc., with a potential right to purchase SAF from CleanJoule once it achieves commercial production.
In October 2023, the state of California passed two climate disclosure laws that will impact the Company in the future. These laws require specific disclosures on the amount of Scope 1, 2 and 3 GHG emissions created by or associated with an organization for any company doing business in California with annual revenue in excess of $1 billion, as well as disclosures around climate-related risks and the associated response to those risks, for any company doing business in California with annual revenue in excess of $500 million. The potential direct and indirect impacts to the Company are not fully known at this time, but additional costs can be expected in relation to these disclosures. Compliance dates have not yet been finalized, but it is expected that these disclosures will be required as early as January 1, 2026.
Noise
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not unreasonably interfere with interstate, foreign commerce or the national air transportation system, subject to FAA review. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during take-off and initial climb and limiting the overall number of flights at an airport. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally imposed regulations become more restrictive or widespread.
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
Impact of Regulatory Requirements on Our Business
Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry and future regulatory developments may continue to do the same. For additional information, please see “Risk Factors — Risks Related to Our Industry — We are subject to extensive regulation by the FAA, the DOT, TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition,” “— We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure,” “ — We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition” and “Risk Factors — Risks Related to Our Business — Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on our business, results of operations, cash flows and financial condition.”
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
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from an inflationary economic environment and the responses by monetary authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts and terrorist attacks and/or reactions to pandemics or other health threats, such as COVID-19, including measures to reduce the spread of any such disease, have historically impaired airline economics. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low base fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, including due to inflationary pressures and/or the disruption, instability and volatility in global markets resulting from the war between Russia and Ukraine and the conflict in the Middle East, it could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to attract and retain qualified personnel, including our senior management team or other key employees, at reasonable costs or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry is currently experiencing certain shortages of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry is being affected by a pilot shortage. As is common with most of our competitors, we have faced considerable turnover of our employees. These factors have caused us recently to maintain a larger workforce than is immediately necessary for our planned operations in order to maintain network reliability and support planned growth in light of the challenges of hiring and retaining employees under current economic conditions, including the current worker shortage impacting certain sectors of the U.S. labor market. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel and we may be required to increase wages and/or benefits in order to do so. Furthermore, we cannot predict what policies we may elect to or be required to implement in the future, or the effect thereof on our business, which could cause us to lose or experience difficulties hiring qualified personnel. If we are unable to hire, train and retain qualified employees, our business could be harmed.
Additionally, much of our future success and our ability to efficiently execute our business strategy depends on the retention of our senior management team and other key employees with industry experience and knowledge. Competition for highly qualified personnel is intense and the loss of key employees, including members of our senior management team, could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business. If we are unable to provide for the succession of our senior management team and/or other key employees or if we are unable to find suitable replacements in the event that we lose one or more of those employees, our business and our growth plan may be adversely affected.
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
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with legacy network carriers, LCCs and ULCCs. Competition on most of the routes we presently serve is significant, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face relatively little competition. In almost all instances, our competitors are larger than us and possess significantly greater financial and other resources than we do.
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
In addition, airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. If we continue to experience increased competition, our business, results of operations and financial condition could be materially adversely affected.
We also expect that new work patterns and the growth of remote work will lead to increasing numbers of employees choosing to live remotely from their office location, which has and could continue to alter the historical demand levels on the routes we serve. While we believe our low fares and low costs will enable us to grow our network profitably in new markets in order to take advantage of new demand patterns as they arise, there can be no assurance that we will be successful in doing so or that we will be able to successfully compete with other U.S. airlines on such routes. If we fail to establish ourselves in such new markets, our business, results of operations and financial condition could be materially adversely affected.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies or through new market entrants. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their networks including through the selective deployment of so-called “basic economy” fares. A competitor adopting a ULCC strategy (including through the deployment of basic economy fares) may have greater financial resources and access to lower-cost sources of capital than we do, which could enable them to execute their network strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model or similar model by deploying basic economy fares, our business, results of operations and financial condition could be materially adversely affected.
There has been significant consolidation within the airline industry and, in the future, there may be additional consolidation. Business combinations could significantly alter industry conditions and competition within the airline industry and could enable our competitors to reduce their fares.
The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares or revenues related to non-fare services, required to achieve and sustain profitable operations in new and existing markets. This could impede our growth strategy, which could harm our operating results. Due to our relatively small size, we are susceptible to a fare war or other competitive activities in one or more of the markets we serve, which could have a material adverse effect on our business, results of operations and financial condition.
Our business has been, and may in the future be, materially adversely affected by the price and availability of aircraft fuel. Unexpected pricing of aircraft fuel or a shortage of, or disruption in, the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
The cost of aircraft fuel is highly volatile and has generally been one of our largest individual operating expenses, accounting for 31% and 34% of our operating expenses for the years ended December 31, 2023 and 2022, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged periods of low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged periods of low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged periods of low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft we operate and have on order. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events and natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), terrorism, wars (including the war between Russia and Ukraine and the conflict in the Middle East), supply chain disruptions, political disruption or instability involving oil-producing countries, changes in production levels of individual nations or associations of oil-producing states, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related government policy, the strength of the U.S. dollar against foreign currencies, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular have resulted, and could continue to result, in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.

As of December 31, 2023 and 2022, we had no fuel cash flow hedges for future fuel consumption and fuel hedges; therefore, we had no material impact within our consolidated statements of operations for the year ended December 31, 2023. We cannot assure you that any potential future fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Our fuel hedge contracts may contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining fuel prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
As a result of the U.S. Sustainable Aviation Fuel Grand Challenge launched by the Biden Administration on September 9, 2021 and the Aviation Climate Action Plan published by the FAA on November 9, 2021, which outlines plans to scale up the production of SAF and aims to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with SAF by 2050, industry demand for SAF had grown. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to come online in coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
We are subject to extensive regulation by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, the DOT and the TSA have issued regulations, orders, rulings and guidance relating to the operation, safety and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel, or have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the Emergency Vacating of Aircraft Cabin Act (the “EVAC Act”) was introduced in the U.S. Congress in December 2022 and reintroduced in May 2023. If enacted, the EVAC Act would require the FAA to promulgate a rule establishing evacuation standards, considering, among other factors, the ability of passengers with disabilities and passengers of different ages, heights and weight to safely and efficiently evacuate the aircraft, and the impact of seat size and seat pitch on the evacuation process. Required changes to the configuration of our aircraft could significantly increase our operational costs and could decrease potential passenger revenue.
The DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, airline advertising and marketing practices, codeshare disclosure, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. In addition, the FAA Reauthorization Act of 2018, signed into law on October 5, 2018, contains provisions requiring the DOT to, among other things, lift the payment cap on denied boarding compensation, create new requirements for the treatment of disabled passengers, and treble the maximum civil penalty for damage to wheelchairs and other assistive devices or for injuring a disabled passenger, and requiring the FAA to issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length, and to implement the rest requirements for flight attendants.
The FAA Reauthorization Act of 2018 also included a five-year funding authorization for the FAA which was scheduled to expire on September 30, 2023, but was most recently extended to March 8, 2024. The legislative process to renew this authorization (the “FAA Authorization Renewal”) could impact us, and commercial aviation more generally, in numerous ways. As part of the FAA Authorization Renewal, the U.S. Congress could seek to impose new rules or regulations concerning, among other things, customer service, aviation safety, labor requirements, investments in FAA staffing and resources, improvements to the air traffic control system and managing new entrants in the U.S. national airspace system, as well as new or increased fees or taxes intended to fund these policies. Any new or enhanced requirements resulting from the FAA Authorization Renewal have the potential to increase our costs or impact our operation. If the U.S. Congress fails to pass the FAA Authorization Renewal, we expect passage of an additional extension of the current law to prevent a lapse in authorities.
In July 2021, the DOT issued a NPRM requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other rulings. The DOT combined this NPRM with the July 2021 NPRM and, while a final rule has not been issued as of December 31, 2023, the DOT has stated that it anticipates issuing a final rule in April 2024.
In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. While a final rule has not been issued as of December 31, 2023, the DOT has stated that it anticipates issuing a final rule in April 2024.
The DOT has also issued several NPRMs related to aircraft accessibility measures. In January 2020, the DOT published a NPRM regarding short-term improvements, including with respect to the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from their aircraft seat and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website and in printed or electronic form on the aircraft, concerning the accessibility of aircraft lavatories. Comments were reopened on this NPRM in November 2021. In March 2022, the DOT issued a NPRM regarding long-term accessibility improvements that would require airlines to ensure that at least one lavatory on new single-aisle aircraft with 125 seats or more is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s onboard wheelchair. In August 2023, the DOT published the final rule covering both the short- and long-term accessibility measures. The final rule mandated certain short-term accessibility measures that are substantially consistent with the measures outlined in the NPRM, which we are required to comply with by October 2026. The final rule also adopted the expanded lavatory size requirement for new single-aisle aircraft with 125 seats or more, which applies to aircraft that are ordered within 10 years of, or delivered 12 years after, the rule’s October 2023 effective date.
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
The FAA has issued final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations (“FAR”). The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. In October 2022, the FAA issued a final rule mandating rest periods of at least 10 consecutive hours for flight attendants who are scheduled for a duty period of 14 hours or less and prohibiting the reduction of the rest period under any circumstances, which will impact our scheduling flexibility. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA from time to time issues directives and other mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. These requirements can be issued with little or no notice, can impact our ability to efficiently or fully utilize our aircraft, and could result in the temporary grounding of aircraft types altogether. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership”. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations.
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
For the years ended December 31, 2023 and 2022, we generated non-fare passenger revenues of $2,232 million and $1,866 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as service fees, baggage fees, seat selection fees and other passenger-related revenue and is a component of passenger revenue within our consolidated statements of operations. DOT has rules governing many facets of the airline-consumer relationship including, for instance, unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, airline advertising and marketing practices, codeshare disclosure, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action.
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
We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities. There can be no assurance as to the outcome of these examinations, and we could face additional tax liability, including interest and penalties, which could adversely affect our business, results of operations and financial condition.
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, national and regional regulators on climate change and GHG emissions, including CO2 emissions. In particular, ICAO has adopted rules, including those pertaining to CORSIA, which will require us to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Business—Government Regulation—Environmental Regulation”.
At this time, the costs of complying with our future obligations under CORSIA are uncertain because there is a significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. In addition, we will not directly control our CORSIA compliance costs through 2032 because those obligations are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth beginning in 2033. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we may be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting obligations under CORSIA.
In the event that CORSIA does not come into force as expected or is terminated for whatever reason, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional and federal agencies to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted, or are considering adopting, programs, including new taxes, to regulate domestic GHG emissions. For example, in October 2023, California became the first state to sign two climate disclosure laws which will require certain companies doing business in California to disclose their GHG emissions and climate-related financial risks. Other states and jurisdictions in which we operate may adopt similar laws. Certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
In addition, in January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines on in-service aircraft. On November 15, 2021, the EPA announced that it would not rewrite the existing airplane GHG emissions standards but would seek for more ambitious new airplane GHG emission standards within the ICAO process. Since then, the EPA and ICAO’s Committee on Aviation Environmental Protection have had several meetings on this issue, but no further progress has been made. Several states and environmental groups have challenged EPA’s final standards. On June 30, 2023, the U.S. Court of Appeals for the D.C. Circuit denied such petitions and upheld the EPA’s standards.
U.S. commitments announced during President Biden’s April 2021 Leaders’ Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the Biden Administration’s 2050 net-zero emissions goal, continued participation in CORSIA and development of SAF. On September 9, 2021, the Biden Administration launched the Sustainable Aviation Fuel Grand Challenge, built upon by the FAA’s Aviation Climate Action Plan published November 9, 2021, which outlines plans to scale up the production of SAF, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with SAF by 2050. Whether these U.S. or international goals will be achieved and the potential effects on our business cannot be predicted at this time. If demand for SAF increases beyond the current capacity of SAF production efforts, we may need to pay a significant premium for SAF above the cost of traditional fuel.
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
Growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate or generally. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Our collateral to secure loans, in the form of aircraft, spare parts and airport slots, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing costs. Additionally, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.

Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Such severe weather events may increase the incidence of delays and cancellations, increase turbulence-related injuries, impact fuel consumption to avoid weather, require repositioning of aircraft to avoid damage or accommodate changed flights, or reduce demand for travel. Operational impacts, such as the cancelling of flights, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change at this time.
We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise reduction, including those relating to air emissions, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous waste, materials and chemicals. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. In addition, U.S. airport authorities are exploring ways to limit de-icing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
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
In addition, ICAO and jurisdictions around the world have adopted noise regulations that require all aircraft to comply with noise-level standards, and governmental authorities in several U.S. and foreign cities are considering or have already implemented aircraft noise reduction programs, including the imposition of overnight curfews and limitations on daytime take-offs and landings. Compliance with existing and future environmental laws and regulations, including emissions limitations and more restrictive or widespread noise regulations, that may be applicable to us could require significant expenditures, increase our cost base and have a material adverse effect on our business, results of operations and financial condition, and violations thereof can lead to significant fines and penalties, among other sanctions.
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
Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; government shutdowns; major construction or improvement projects at airports; aircraft and engine defects; FAA grounding of aircraft; adverse weather conditions; increased security measures; new travel-related identification requirements, taxes and fees; natural disasters; or outbreaks of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvement projects at airports at which we operate, aircraft and engine defects, FAA grounding of aircraft, adverse weather conditions, increased security measures, new travel-related identification requirements, taxes and fees, natural disasters and outbreaks of disease. Flight delays caused by these factors may frustrate passengers and may increase costs and decrease revenues which, in turn, could adversely affect our profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The federal government also controls airport security. The air traffic control system, which is operated by the FAA, has in the past and we expect will continue to face challenges in managing the demand for U.S. air travel. Federal government slowdowns or shutdowns may further impact the availability of federal resources, such as air traffic controllers and security personnel, necessary to provide air traffic control and airport security. Staffing shortages, such as the recent shortage of air traffic controllers, can cause delays or cancellations of flights or may impact our ability to take delivery of aircraft or expand our route network or airport footprint. In addition, U.S. and foreign air traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Further, implementation of the Next Generation Air Transport System, or NextGen, by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and other lawsuits, resulting in increased costs. The U.S. Congress could enact legislation that could impose a wide range of consumer protection requirements, which could increase our costs of doing business.
In addition, airlines may also experience disruptions to their operations as a result of the aircraft and engines they operate, such as manufacturing defects, spare part shortages and other factors beyond their control. Please see “Risk Factors—Risks Related to Our Business—We depend on a sole-source supplier for our aircraft and two suppliers for our engines.”
We provide service to many areas of the United States that are at risk of, and from time to time experience, severe weather events. Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, blizzards, snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, operational disruptions can have a disproportionate impact on our ability to recover from such disruptions. In addition, many airlines re-accommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. New identification requirements, such as the implementation of rules under the REAL ID Act of 2005, and increased travel taxes, such as those provided in the Travel Promotion Act, enacted in March 2010, which currently charges visitors from certain countries a $17 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
Future public health threats or outbreaks of disease, including pandemics similar to the COVID-19 pandemic, as well as measures to reduce the spread of such disease and the related economic impact, could have a material adverse impact on our business, results of operations and financial conditions.
The outbreak and global spread of COVID-19 resulted in a severe decline in demand for air travel, and measures to reduce the spread of COVID-19 adversely impacted our business, results of operations, financial condition and liquidity. Future public health threats or outbreaks of disease, including pandemics similar to the COVID-19 pandemic, as well as measures to reduce the spread of such disease, could adversely affect general economic conditions and demand for air travel which, in turn, could have a material adverse impact on our business, results of operations, and financial condition. The duration and severity of a future public health threat or outbreak of disease, or any additional governmental or regulatory requirements that could be imposed on our business in response to such public health threat or disease, cannot be predicted and could result in additional adverse effects on our business, results of operations and financial condition.
Threatened or actual terrorist attacks or security concerns, particularly those involving airlines, could have a material adverse effect on our business, results of operations and financial condition.
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
Some of our target growth markets include countries with less developed economies, legal systems or financial markets, and business and political environments that are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.
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
If any of our aircraft were to be involved in a significant accident or if our property or operations were to be affected by a significant natural catastrophe or other event, we could be exposed to material liability or loss. If we are unable to obtain sufficient insurance (including aviation hull and liability insurance, property and business interruption coverage and cybersecurity incident coverage) to cover such liabilities or losses, whether due to insurance market conditions or otherwise, our business, results of operations and financial condition could be materially adversely affected.
We currently obtain third-party war risk (terrorism) insurance as part of our commercial aviation hull and liability policy and additional third-party war risk (terrorism) insurance through a separate policy with a different private insurance company. Our current third-party war risk (terrorism) insurance from commercial underwriters excludes nuclear, radiological and certain other events. If we are unable to obtain adequate war risk insurance, or if an event not covered by the insurance we maintain were to take place, our business, results of operations and financial condition could be materially adversely affected.
A decline in, or temporary suspension of, the funding or operations of the U.S. federal government or its agencies may adversely affect our future operating results or negatively impact the timing and implementation of our growth prospects.
The success of our operations and our future growth is dependent on a number of federal agencies, including the FAA, the DOT and the TSA. In the event of a slowdown or shutdown of the federal government, certain functions of these and other federal agencies may be significantly diminished or completely suspended for an indefinite period of time, the conclusion of which is outside of our control. During such periods, it may not be possible for us to obtain the operational approvals and certifications required for events that are critical to the successful execution of our operational strategy, such as the delivery of new aircraft or the implementation of new routes. Additionally, there may be an impact on critical airport operations, particularly security, air traffic control and other functions that could cause airport delays and flight cancellations and negatively impact consumer demand for air travel.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a firm commitment to purchase 210 A320neo family aircraft by the end of 2029, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LaGuardia in New York and Reagan National in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
Our growth is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as we continue to induct new aircraft and execute our growth plan. In addition, we will require additional third-party personnel for services we do not undertake ourselves. An inability to hire and retain personnel, secure the required equipment and facilities in a cost-effective and timely manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. Furthermore, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets.
Some of our target growth markets outside of the United States include countries with less developed economies that may be vulnerable to unstable economic and political conditions, see “— Risks associated with our presence in international emerging markets, including political or economic instability, and failure to adequately comply with existing legal requirements, may materially adversely affect our business, results of operations and financial condition.”
Our low-cost structure is one of our primary competitive advantages, and many factors could affect our ability to control our costs.
Our low-cost structure is one of our primary competitive advantages. However, we have limited control over some of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, the acquisition and operating cost of aircraft, airport and related infrastructure costs, taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of collective bargaining agreements, which could result in increased labor costs. See “— Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.” Further, in an inflationary environment that also exhibits worker and fuel shortages, depending on airline industry and other economic conditions, we may be unable to manage through the resulting increases in our operating costs. We cannot predict the extent to which high inflation may occur in the U.S. economy in the future, or for how long an inflationary period or worker or fuel shortages will last. As such, we cannot guarantee that we will be able to maintain our relatively low costs. If our costs increase and we are no longer able to maintain a competitive cost structure, it could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to grow or maintain our unit revenues or maintain our non-fare revenues.
A key component of our Low Fares Done Right strategy is attracting customers with low fares and garnering repeat business by delivering a high-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on other ULCCs in the United States. We intend to continue to differentiate our brand and product in order to expand our loyal customer base and grow or maintain our unit revenues and maintain our non-fare revenues. The rising cost of aircraft and engine maintenance may impair our ability to offer low-cost fares, resulting in reduced revenues. Differentiating our brand and product has required, and will continue to require, significant investment, and we cannot assure you that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from the other U.S. ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low base fares or gain market share from the legacy airlines, particularly if we experience significant excess capacity.
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
A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the Airbus A320 family aircraft for all of our aircraft and on CFM International, an affiliate of General Electric Company, and Pratt & Whitney for our engines makes us vulnerable to any delivery delays, design defects, mechanical problems or other technical or regulatory issues associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether involving our aircraft or that of another airline, we may choose, or be required, to suspend or restrict the use of our aircraft. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of the Airbus A320 family aircraft or CFM International or Pratt & Whitney engines, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engines.
Since 2022, we have begun to introduce aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for most of our planned future deliveries. In the third quarter of 2023, Pratt & Whitney announced an expansion of an inspection program related to PW1100 GTF engines, which, for the first time, includes engines in our fleet. This inspection program is expected to begin in the second half of 2024. In December 2023, the FAA issued a NPRM proposing to supersede two Airworthiness Directives related to PW1100 GTF engines. Although final Airworthiness Directives have not been issued as of the date of this report, the Airworthiness Directives, if adopted as proposed, would impose additional inspection and maintenance requirements on PW1100 GTF engines, including accelerated replacement of certain engine components. Although the specific impact to our operations is unknown at this time, additional inspection or maintenance obligations, whether required by Pratt & Whitney or the FAA, could result in lengthy turnaround times to perform these inspections and any resulting repairs or other modifications that may be identified. This inspection program could have an adverse impact on our operations, particularly if we are required to temporarily take aircraft out of service, however, we do not anticipate a material impact on our financial condition given the contractual protections in our Pratt & Whitney agreements. The inspection program could potentially affect the timing of future deliveries of aircraft for which Pratt & Whitney engines have been selected.
Separately, if any of Airbus, CFM International or Pratt & Whitney becomes unable to perform its contractual obligations, including a failure to deliver aircraft or engines on schedule, and we must lease or purchase aircraft or engines from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities, and we would lose the cost benefits realized by our current single-fleet composition, any of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced delays in the deliveries of Airbus aircraft, which have not exceeded several months, and our business could be additionally impacted if delays persist in future periods. These risks may be exacerbated by the long-term nature of our fleet and order book. See also “—We may be subject to competitive risks due to the long-term nature of our fleet and order book which commits us to

Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future.”
We may be subject to competitive risks due to the long-term nature of our fleet and order book which commits us to Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future.
As of December 31, 2023, we had substantial existing aircraft purchase commitments through 2029, all of which are for Airbus A320neo family aircraft. Of the 210 A320neo family aircraft we have committed to purchase by the end of 2029, 119 will be equipped with Pratt & Whitney GTF engines and we are still evaluating engine options for the remaining 91 aircraft on our order book. We have a firm obligation to purchase 15 additional spare engines to be delivered by the end of 2028, all of which are Pratt & Whitney GTF engines. In addition, the majority of our current fleet is equipped with the LEAP engine manufactured by CFM International. The A320neo family represents the latest step in the modernization of the A320 family aircraft, and includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. We were one of the first airlines to utilize the A320neo family and the LEAP engine, and it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. In addition, the majority of our planned future deliveries will be equipped with Pratt & Whitney GTF engines, which may be subject to an expanded inspection program expected to begin in the second half of 2024, as discussed above. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo family aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, including due to increased inspection or maintenance obligations imposed on the Pratt & Whitney GTF engines, our business, results of operations and financial condition could be materially adversely affected.
Furthermore, as technological evolution occurs in our industry, through the use of composite materials and other innovations, we may be competitively disadvantaged because we have extensive existing fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
Our business is labor intensive, with labor costs representing approximately 24% and 21% of our total operating costs for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately 86% of our workforce was represented by labor unions. See “Business—Human Capital Resources”. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
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
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to adopt or maintain high ethical, social and environmental sustainability practices for our operations and activities; our impact on the environment; any inability to maintain our position as “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed during the year ended December 31, 2023; compared to all other major U.S. carriers) including, for example, if another major U.S. airline experiences more average fuel savings than us based on ASMs per fuel gallon consumed or if consumers perceive us to be less “green” than other airlines based on different factors or metrics or by attributing the sustainability practices of our vendors, suppliers and other third parties to us; public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage;” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs; customer perceptions of our use of social media; or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Increasingly, our reputation may also be impacted by our customers’ and other stakeholders’ perception of the risks and opportunities we face related to diversity, equity and inclusion and climate change engagement, our role in the communities in which we operate and our relationship with our crew members. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial condition, as well as require additional resources to rebuild our reputation.

Moreover, an outbreak and spread of an infectious disease could adversely impact consumer perceptions of the health and safety of travel, and in particular airline travel, such as occurred during the COVID-19 pandemic. Actual or perceived risk of infection on our flights could have a material adverse effect on the public’s perception of us and may harm our reputation and business. We have in the past been, and may in the future be, required to take extensive measures to reassure our team members and the traveling public of the safety of air travel, and we could incur significant costs implementing safety, hygiene-related or other actions to limit the actual or perceived threat of infection among our employees and passengers. However, we cannot assure that any actions we might take in response to an infectious disease outbreak will be sufficient to restore the confidence of consumers in the safety of air travel. While the rate of these incidents has declined following the lifting of mask mandates and other COVID-19 measures, if our employees feel unsafe or believe that we are not doing enough to prevent and prosecute such incidents, we could experience higher rates of employee absence or attrition and we may suffer reputational harm which could make it more difficult to attract and retain employees, and which could in turn adversely affect our business, results of operations and financial condition.
In addition, our reputation or brand image could be adversely impacted by any inability to deliver strong operational performance, which we believe helps strengthen our customer loyalty and attract new customers. Any sustained inability to maintain or improve our operational performance could result in decreased customer loyalty and, in turn, could significantly harm our brand and reputation and adversely affect our business and financial condition.
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
Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their ESG practices and disclosure, including practices and disclosures related to GHGs and climate change in the airline industry in particular, and diversity, inclusion, health and safety and human rights initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and the trading price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence and disclosure. For example, the growing emphasis on ESG matters has resulted, and may result, in the adoption of new laws and regulations, including new reporting requirements, including with respect to climate change. For example, the State of California finalized a suite of laws that require, and the SEC issued a proposed rule in March 2022 that would mandate, extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. Additionally, our suppliers, customers or other business partners may require us to provide additional climate-related information if they are also subject to these or additional climate-related disclosure laws or regulations in other jurisdictions. If we fail to comply with new laws, regulations or reporting requirements, or we fail to provide complete and accurate information to our suppliers, customers or other business partners, our reputation and business could be adversely impacted.
In addition, we have a number of ESG initiatives, which will require ongoing investment, and there is no assurance that our initiatives will achieve their intended outcomes. Consumers’ perceptions of our efforts to achieve these initiatives often differ widely and present risks to our reputation and brand. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. If we are unable to meet the ESG standards or investment criteria set by these investors, we may lose investors, investors may allocate a portion of their capital away from us and our reputation may also be negatively affected. In addition, even if our initiatives are effective, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.
Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have received customer complaints related to, among other things, our customer service and reservations and ticketing systems. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights and other service issues, are reported to the public by the DOT. The DOT may choose to investigate such customer complaints, and we have in the past received information requests from the DOT related to our compliance with certain consumer protection requirements. DOT investigations may result in fines or other penalties; for example, we have previously been required to provide flight credits to certain customers and pay a net cash penalty pursuant to a settlement agreement with the DOT. While such penalties have not previously had a material impact, future fines or other penalties imposed by the DOT could have a material adverse effect on our business, results of operations, and financial condition.
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
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand.
Our average daily aircraft utilization was 11.3 hours and 11.1 hours for the years ended December 31, 2023 and 2022, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Southeast, the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months and during hurricane season. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, such as may be required with respect to PW1100 GTF engines, may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2023, we had $609 million of total available liquidity in cash and cash equivalents. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations, which includes PDP payments.
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
As of December 31, 2023, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we recently have been able to arrange aircraft lease financing that does not require that we maintain a maintenance reserve account, we are required by some of our aircraft leases, and could in the future be required, to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. In those circumstances, a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, we expect these maintenance deposits to decrease as we enter into operating leases for newly acquired aircraft that do not require reserves. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and Pratt & Whitney, respectively. As of December 31, 2023, we had a firm obligation to purchase 210 A320neo family aircraft and 15 additional spare engines to be delivered by the end of 2029. Of our aircraft commitments, four had committed operating leases for 2024 deliveries, and 12 were subject to non-binding letters of intent to provide operating lease financing for 2024 deliveries. We are evaluating financing options for the remaining aircraft. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
Our maintenance costs will increase over the near term, we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors and we could incur significant maintenance expenses outside of such maintenance schedules in the future.
As of December 31, 2023, the operating leases for 0, 8, 20, 19 and 14 aircraft in our fleet were scheduled to terminate during 2024, 2025, 2026, 2027 and 2028, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned, and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of December 31, 2023, we had a firm obligation to purchase 210 A320neo family aircraft by the end of 2029. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2023, all 136 aircraft in our fleet were financed under operating leases. For the years ended December 31, 2023 and 2022, we incurred aircraft rent of $554 million and $556 million, respectively, and maintenance costs of $179 million and $146 million, respectively. As of December 31, 2023 and 2022, we had future operating lease obligations of approximately $2,989 million and $2,499 million, respectively, and future principal debt obligations of $474 million and $431 million, respectively. For the years ended December 31, 2023 and 2022, we made cash payments for interest related to debt of $28 million and $14 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have on order from Airbus and Pratt & Whitney, respectively, for delivery through 2029.
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
•make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues or increase in costs could cause us to not have sufficient cash flows from operations to make our scheduled payments;
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
We have historically entered into agreements with third-party specialists to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, as well as administrative and support services. We are likely to enter into similar service agreements in new markets we decide to enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates. In addition, certain third-party vendors may have difficulty hiring or retaining sufficient talent to meet their obligations to us due to the worker shortage impacting certain sectors of the U.S. labor market.
As we outsource certain critical business activities to third parties and we depend on a limited number of suppliers for our aircraft and engines, we have increased our reliance on the successful implementation and execution of the business continuity planning of such third-party service providers in the current environment. If one or more of such third parties experience operational failures as a result of significant disruption in global supply chains, staffing shortages, or due to sanctions imposed by the United States and foreign government bodies in response to the war between Russia and Ukraine and the conflict in the Middle East, or claim that they cannot perform due to a force majeure event, it may have a material adverse impact on our business, results of operations and financial condition. We cannot guarantee that, as a result of the ongoing, or future, supply chain disruptions or staffing shortages, we or our third-party service providers will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives.
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
We are highly dependent on technology and computer systems and networks to operate our business. These technologies and systems include our computerized airline reservation system provided by Navitaire, flight operations systems, telecommunications systems, mobile app, airline website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. The Navitaire reservations system, which is hosted and maintained under a long-term contract by a third-party specialist, is critical to our ability to issue, track and accept tickets, conduct check-in, board and manage our passengers through the airports we serve and provide us with access to GDSs, which enlarge our pool of potential passengers. There are many instances in the past where a reservations system malfunctioned, whether due to the fault of the system provider or the airline, with a highly adverse effect on the airline’s operations, and such a malfunction has in the past, and could in the future, occur on our system, or in connection with any system upgrade or migration in the future. We also rely on third-party specialists to maintain our flight operations systems, and if those systems are not functioning, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our operational performance and temporarily stall our operations.
Any failure of the technologies and systems we use could materially adversely affect our business. In particular, if our reservation system fails or experiences interruptions, and we are unable to book seats for a period of time, we could lose a significant amount of revenue as customers book seats on other airlines, and our reputation could be harmed. In addition, replacement technologies and systems for any service we currently utilize that experiences failures or interruptions may not be readily available on a timely basis, at competitive rates or at all. Furthermore, our current technologies and systems are heavily integrated with our day-to-day operations and any transition to a new technology or system could be complex and time-consuming. In the event that one or more of our primary technology or systems vendors fails to perform, and a replacement system is not available or if we fail to implement a replacement system in a timely and efficient manner, our business could be materially adversely affected. See Part I, Item 1C,“Cybersecurity” for additional discussion.
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
In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party specialists collect, process, transmit and store a large volume of personally identifiable information of our passengers, prospective passengers or personnel, including email addresses, home addresses, financial data such as credit and debit card information and other sensitive information. The security of the systems and network where we and our third-party specialists store this data is a critical element of our business, and these systems and our network may be vulnerable to cyberattacks and other security issues, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. Threats to cybersecurity have increased with the sophistication of malicious actors, and we must manage those evolving risks. We have been the target of cybersecurity attacks in the past, none of which has had a material impact on our business or financial condition and expect that we will continue to be a target in the future. Recently, several high-profile companies have experienced significant data breaches and ransom attacks, which have caused those companies to suffer substantial financial and reputational harm. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.
A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including lost revenue; unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of defending against, preparing for, responding to and remediating an incident may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Additionally, any material failure by us or our third-party specialists to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit and debit cards as a form of payment. While we have taken precautions to avoid an unauthorized incursion of our computer systems, we cannot assure you that our precautions are either adequate or implemented properly to prevent and detect a data breach or other cybersecurity incident and its adverse financial and reputational consequences to our business. Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See Part I, Item 1C, “Cybersecurity” for additional discussion.
We are also subject to increasing legislative, regulatory and customer focus on privacy issues and data security in the United States and abroad. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. In addition, we are subject to an increasing number of reporting obligations in respect of material cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability. Moreover, the compromise of our technology systems resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our passengers, prospective passengers or personnel could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. In addition, a number of our commercial partners, including credit card companies, have imposed data security standards on us, and these standards continue to evolve. We will continue our efforts to meet our privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs.
Although we have significantly reconfigured our network since 2013, our business remains dependent on select large markets and increases in competition or congestion or a reduction in demand for air travel in these markets would harm our business.
We are highly dependent on select markets where we maintain a large presence, with 24% and 22% of our flights during the year ended December 31, 2023 having Denver International Airport or Orlando International Airport as either their origin or destination, respectively. We primarily operate out of Concourse A at Denver International Airport, and in May 2022, we entered into a 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. Additionally, we operate at Orlando International Airport under an operating lease which expires in 2024. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion, which has adversely affected our operating performance and results of operations. We have also experienced increased competition at Denver International Airport and Orlando International Airport from carriers adding flights to and from Denver and Orlando, respectively. Additionally, flight operations in both Orlando and Denver can face extreme weather challenges which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions.
Our business could be further harmed by an increase in the amount of direct competition we face in the select markets we operate in or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the select markets we operate in, such as adverse changes in local economic conditions, health concerns, adverse weather conditions, negative public perception of those markets, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers. Additionally, if consumer preference shifts towards international routes compared to domestic routes, our business would be harmed by the change in demand for a majority of our routes.
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
Under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from prior taxable years. As of December 31, 2023, we had deferred tax assets of approximately $53 million, $11 million and $11 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. Under current tax law, our federal NOL carryforwards do not expire, but the deductibility of such NOL carryforwards is limited to 80% of our taxable income. Our state NOLs may expire, if not utilized, from one year to having no expiration depending on the state the NOL is attributed to, and our foreign NOLs expire in seven years. As a result of our assessment over the future realizability of these NOLs, as of December 31, 2023, we have an $11 million valuation allowance related to our foreign deferred tax assets and a $37 million valuation allowance related to certain federal and state deferred tax assets, with a portion considered realizable due to the future reversals of existing taxable temporary liabilities.
Realization of these NOL carryforwards depends on our future taxable income, and there is a risk that, due to economic factors, a portion of our existing NOL carryforwards could expire before we can generate sufficient taxable income to use them.
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
Our success depends, to a significant extent, upon the efforts and abilities of our senior management team and key financial and operating personnel, particularly Barry L. Biffle, our Chief Executive Officer, James G. Dempsey, our President, and Mark C. Mitchell, our Senior Vice President and Chief Financial Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee without an adequate replacement, or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
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
We expect our quarterly results of operations to continue to fluctuate due to a number of factors, including actions by our competitors, price changes in aircraft fuel and the timing and amount of maintenance expenses. As a result of these and other factors, quarter-to-quarter comparisons of our results of operations and month-to-month comparisons of our key operating statistics may not be reliable indicators of our future performance. In addition, seasonality may cause our quarterly and monthly results to fluctuate since passengers tend to fly more during the summer months and less in the winter months, apart from the holiday season. We cannot assure you that we will find profitable markets in which to operate during the winter season. Such periods of low demand for air travel during the winter months could have a material adverse effect on our business, results of operations and financial condition.
Our lack of membership in a marketing alliance or codeshare arrangements (other than with Volaris) could harm our business and competitive position.
Many airlines, including the domestic legacy network airlines (American Airlines, Delta Air Lines and United Airlines), have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as Oneworld, SkyTeam and Star Alliance, generally provide for codesharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. In addition, certain of these alliances involve highly integrated antitrust immunized joint ventures. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any marketing alliances or codeshare arrangements with U.S. or foreign airlines, other than the codeshare arrangement we entered into with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) in 2018. Our lack of membership in any other marketing alliances and codeshare arrangements puts us at a competitive disadvantage compared to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our business, results of operations and financial condition.
Risks Related to Owning Our Common Stock
The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, but not limited to:
•announcements concerning our competitors, suppliers, the airline industry or the economy in general;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•media reports and publications about the safety of our aircraft or engines or the type of aircraft we operate;
•new regulatory pronouncements and changes in regulatory guidelines;
•the impact of pandemics and other public health threats on air travel and any related government restrictions impacting air travel;
•changes in the price or availability of aircraft fuel;
•announcements concerning the availability of the type of aircraft we operate;
•general and industry-specific economic conditions;
•general market, political and other economic conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations and reduced credit availability;
•regional and global conflicts;
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
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or the exercise of warrants issued to the Treasury as part of the funding provided under the CARES Act, could depress the trading price of our common stock.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into, or exercisable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the Payroll Support Program (the “PSP”), the second Payroll Support Program (“PSP2”) and the Payroll Support Program 3 (“PSP3”), we issued warrants to the U.S. Department of the Treasury (the “Treasury”) which are exercisable for up to an aggregate of 759,850 shares of our common stock.
In connection with the $150 million borrowing from the Treasury (the “Treasury Loan”), which was repaid in full on February 2, 2022, we issued warrants to the Treasury which are exercisable for up to 2,358,090 shares of our common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the trading price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sell a substantial amount of our common stock or if the market perceives that such issuances or sales may occur, then the trading price of our common stock could significantly decline. In addition, the issuance of additional shares of common stock would dilute the ownership interests of our existing common stockholders.
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholder.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 222,998,790 shares of common stock outstanding as of December 31, 2023. An investment fund managed by Indigo, which holds approximately 178.8 million shares of our common stock as of December 31, 2023, is entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur or the issuance of securities exercisable or convertible into our common stock could adversely affect the prevailing trading price of our common stock.
Indigo’s current control of the Company severely limits the ability of our stockholders to influence matters requiring stockholder approval and could adversely affect our other stockholders and the interests of Indigo could conflict with the interests of other stockholders.
As of the date of this report, an investment fund managed by Indigo beneficially owns approximately 80.1% of our outstanding common stock.
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
•our financing activities, including the issuance of additional debt and equity securities;
•any determinations with respect to mergers, acquisitions and other business combinations;
•corporate opportunities that may be suitable for us and Indigo;
•the payment of dividends on our common stock; and
•the number of shares available for issuance under our stock plans for our existing and prospective employees.
This concentrated control will limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. Indigo’s voting control may also discourage or block transactions involving a change of control of the Company, including transactions in which you, as a stockholder, might otherwise receive a premium for your shares over the then-current market price. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us which, in turn, could cause the trading price of our common stock to decline or prevent our stockholders from realizing a premium over the trading price of their common stock. Moreover, Indigo is not prohibited from selling a controlling interest in us to a third-party or otherwise divesting of some or all of its shares, and may do so without your approval, without providing for a purchase of your shares of common stock and in a manner that may have negative consequences for the trading market in the common stock. Accordingly, your shares of common stock may be worth less than they would be if Indigo did not maintain voting control over us or the Company had a fully distributed ownership structure.
In addition, the interests of Indigo could conflict with the interests of other stockholders. As of December 31, 2023, investment funds managed by Indigo Partners held approximately 18% of the total outstanding common stock shares of Volaris, and two of our directors, Andrew S. Broderick and Brian H. Franke, are members of the board of directors of Volaris, with Brian H. Franke serving as chair since April 2020. In addition, one of our directors, William A. Franke, is an honorary director for Volaris. As of December 31, 2023, we had only two overlap markets with Volaris. Neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their officers, directors, agents, stockholders, members or current or future partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. See “—Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.”
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
Certain anti-takeover provisions under Delaware law also apply to us. While we have elected not to be subject to the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) in our amended and restated certificate of incorporation, such certificate of incorporation provides that in the event Indigo and its affiliates cease to beneficially own at least 15% of the then-outstanding shares of our voting common stock, we will automatically become subject to Section 203 of the DGCL to the extent applicable. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.
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
Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and Indigo and its affiliates, including Indigo Partners. Under these provisions, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their agents, stockholders, members, partners, officers, directors and employees will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a stockholder, member, partner, officer, director or employee of Indigo Partners or any of its portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisitions or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, results of operations or financial condition, if attractive corporate opportunities are allocated by Indigo Partners to itself or its portfolio companies, funds or other affiliates instead of to us. In addition, our amended and restated certificate of incorporation provides that we shall indemnify each the aforementioned parties in the event of any claims for breach of fiduciary or other duties brought in connection with such other opportunities. The terms of our amended and restated certificate of incorporation are more fully described in the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto.
Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting ownership, control and voting by non-U.S. citizens.
To comply with restrictions imposed by federal law on foreign ownership and control of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict ownership, voting and control of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law and DOT policy require that we must be owned and controlled by U.S. citizens, that no more than 25% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, as defined in 49 U.S.C. § 40102(a)(15), that our president and at least two-thirds of the members of our board of directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, up to 49% of our outstanding stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens but only if those non-U.S. citizens are from countries that have entered into “open skies” air transport agreements with the United States which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. Our amended and restated certificate of incorporation and amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a loss of their voting rights in the event and to the extent that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record, resulting in the loss of voting rights, in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We believe we are currently in compliance with these ownership restrictions. See “Business—Foreign Ownership” and the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto.
We are a “controlled company” within the meaning of the Nasdaq Stock Market rules, and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this report, Indigo controls approximately 80.1% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules and exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of “independent directors,” as defined under the rules of the Nasdaq Stock Market, and that we have a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee, and our board of directors has determined that all of the members of our audit committee are independent under SEC rules and the rules of the Nasdaq Stock Market. Once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee and the nominating and corporate governance committee, subject to certain phase-in requirements. Additionally, we will have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors.
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
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of indebtedness, at the holding company level from our subsidiaries to meet our obligations. Future agreements governing the indebtedness of our subsidiaries, similar to the CARES Act, could impose restrictions on our subsidiaries’ ability to pay dividend distributions or other transfers to us. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
In order to respond to the threat of security breaches and cyberattacks, we have developed and maintain a cybersecurity risk management program that is designed to protect and preserve the confidentiality, integrity and continued availability of our systems and information. Our cybersecurity risk management program also includes a cybersecurity incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incidents. The maturity of our cybersecurity program is assessed annually. We use the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF.
Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across our overall enterprise risk assessment to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:
•risk assessments and rating platforms that are leveraged to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents through monitoring and identification activities;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•annual cybersecurity awareness training for employees and web and mobile developers, including responsible information security, data security and cybersecurity practices;
•a computer incident response team (“CIRT”) that leverage our cybersecurity incident response plan which includes procedures for responding to cybersecurity incidents, escalating notifications, and reporting requirements to regulatory bodies; and
•a third-party risk management process for service providers, suppliers, and vendors.
We did not identify a material security breach during the year ended December 31, 2023, nor have we identified risks from any known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our board of directors is responsible for risk oversight, including cybersecurity risks, which occurs at the board of directors level and through the audit committee’s (the “Audit Committee”) oversight of cybersecurity and other information technology risks. Additionally, we have a Cybersecurity Disclosure Committee (“CDC”), which includes representation from our Information Technology, Legal, Internal Audit, and Accounting and Reporting teams. The CDC is responsible for assessing the materiality of cybersecurity incidents based on quantitative and qualitative materiality factors, and for providing recommendations on public disclosures of cybersecurity incidents to the Audit Committee if an incident is identified to be possibly material. The CDC also provides input and consideration into internal controls surrounding cybersecurity along with reviewing cybersecurity risks, mitigation strategies, and ensuring the cybersecurity strategy is in alignment with business objectives.
The Audit Committee receives reports as necessary, and no less than quarterly, from our cybersecurity management team on our cybersecurity risks and related information, including, but not limited to, analysis of events that have impacted our peers, updates on program maturity, regulatory compliance status and cybersecurity program status and updates. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee regularly briefs our board of directors on the matters communicated to the Audit Committee by our cybersecurity management team and the CDC, and our board of directors also receives periodic briefings from our cybersecurity management team on our cybersecurity risk management program and on cybersecurity threats in order to enhance our directors’ literacy on cybersecurity issues.
Management’s Role
Our cybersecurity management team, which is led by our Chief Information Officer (“CIO”) and Director of Cybersecurity, consists of members who have extensive experience in cybersecurity and is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for implementing our overall cybersecurity risk management program, including ongoing monitoring, and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO and Director of Cybersecurity have extensive cybersecurity experience as noted below.
•Our Senior Vice President, CIO leads our information technology department and oversees our cybersecurity division. Our CIO holds a Bachelor of Engineering in Computer Science and Engineering from Maharshi Dayanand University and a Master of Science in Computer Science from the University of Texas at Arlington. Our CIO has served in various roles in information technology for over 20 years, including as vice president of the Canadian division of a major home improvement retailer, where he directly oversaw the cybersecurity function, and in various vice president and IT director roles at a large U.S. based retailer and aircraft operator, as well as in the energy and online ticket distribution industries.
•Our Director of Cybersecurity heads the division and is responsible for aspects of cybersecurity across our infrastructure, which includes cybersecurity architecture and engineering, cybersecurity operations and IT governance risk and compliance. Our Director of Cybersecurity has served in various cybersecurity roles for over 20 years at numerous organizations and consulting firms. Our Director of Cybersecurity earned a Bachelor of Business Administration in Management Information Systems (MIS) from Florida International University and a Master of Business Administration (MBA) in Management from Nova Southeastern University and also holds active cybersecurity certifications including the GIAC Certified Incident Handler (GCIH), Certified Information Security Manager (CISM), and Certified Information Systems Security Professional (CISSP).
ITEM 2. PROPERTIES
Aircraft
As of December 31, 2023, we operated a fleet of 136 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (Years)	Number of Aircraft	Number Owned	Number Leased
A320ceo	180 or 186	8	8	—	8
A320neo	186	4	82	—	82
A321ceo	230	7	21	—	21
A321neo	240	1	25	—	25
		4	136	—	136
Ground Facilities
Our facility leases are primarily for space at approximately 90 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2023, the remaining lease terms vary from one month to eleven years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on the consolidated balance sheets as right-of-use assets and lease liabilities.
During the year ended December 31, 2023, 24% of our flights had Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport. In May 2022, we entered into a 10-year airport use and lease agreement with the City and County of Denver which includes a new ground-level boarding facility and 14 accompanying gates. We typically use 11 gates within Concourse A, with preferential access to nine specified gates and common use access to the remaining gates. We also lease a hangar, consisting of approximately 154,900 square feet, which includes office space and is where we provide certain maintenance on our aircraft. Other airports through which we conduct significant operations include Orlando

International Airport (MCO), McCarran International Airport (LAS), Hartsfield-Jackson Atlanta International Airport (ATL) and Philadelphia International Airport (PHL).
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
Holders
As of February 16, 2024, there were two holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
There were no cash dividend declarations or payments during the year ended December 31, 2023 and we do not expect to pay cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total returns during the period from April 1, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2023 of our common stock to the NYSE ARCA Airline Index and the Standard & Poor’s 500 Index. The comparison assumes $100 was invested on April 1, 2021 in each of our common stock and the indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.
Cumulative Total Returns

$125
$100
$75
$50
$25
$0
04/01/21
06/30/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
Frontier Group Holdings, Inc.
S&P 500 Index
NYSE ARCA Airline (XAL)

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the fourth quarter of 2023.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of fiscal year 2023 compared to fiscal year 2022 is included herein. For discussion of results for the fiscal year 2021 and analysis of year-to-year comparisons between 2022 and 2021, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 22, 2023.
Overview
Frontier Airlines, Inc. (“Frontier”) is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
The following table provides select financial and operational information for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,		Change
	2023	2022
Total operating revenues	$3,589	$3,326	8%
Total operating expenses	$3,592	$3,371	7%
Income (loss) before income taxes	$32	$(45)	N/M
Available seat miles (“ASMs”)	37,822	31,746	19%
Total operating revenues for the year ended December 31, 2023 totaled $3,589 million, an increase of 8% compared to the year ended December 31, 2022. This was primarily due to a 19% increase in capacity, as measured by ASMs, partially offset by the 9% decrease in revenue per available seat mile (“RASM”). This RASM movement was driven by a decrease in total revenue per passenger driven by lower fares, partially offset by the favorable increase in load factor, as compared to the corresponding period in 2022.
Total operating expenses during the year ended December 31, 2023 totaled $3,592 million, resulting in a cost per available seat mile (“CASM”) of 9.50¢, compared to 10.62¢ for the year ended December 31, 2022. Fuel expense was 3% lower during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The $30 million decrease in fuel expense for the year ended December 31, 2023, compared to the corresponding period in 2022, was primarily driven by a 17% decrease in fuel prices, largely offset by the 17% increase in fuel gallons consumed during the year ended December 31, 2023, as a result of our 19% increase in capacity. Our non-fuel expenses increased by 11% during the year ended December 31, 2023, as compared to the corresponding prior year period, driven primarily by higher capacity and a larger fleet size and the resulting increase in operations during the same period, partly offset by increased sale-leaseback gains. While non-fuel expenses increased, CASM (excluding fuel), a measure that is not prepared using generally accepted accounting principles in the United States (“GAAP”), decreased 6% for the year ended December 31, 2023 to 6.51¢ on 19% capacity growth. The improvement was largely due to increased utilization, the decrease in aircraft rent resulting from lease extensions and an increase in sale-leaseback gains, partly offset by an increase in airport costs.
Adjusted (non-GAAP) CASM (excluding fuel), decreased from 6.90¢ for the year ended December 31, 2022 to 6.50¢ for the year ended December 31, 2023. For the year ended December 31, 2023, Adjusted (non-GAAP) CASM (excluding fuel) excludes the impact of $1 million in net transaction and merger-related costs incurred in connection with our terminated merger with Spirit Airlines, Inc. (“Spirit”) and $1 million in other operating costs associated with legal fees incurred due to the U.S. Department of Justice’s substantial requests for information and deposition testimony from us related to the contemplated merger of Spirit and JetBlue Airways. For the year ended December 31, 2022, Adjusted (non-GAAP) CASM (excluding fuel) excludes the impact of the $10 million in net transaction and merger-related costs, $7 million in asset impairment charges, and $2 million in collective bargaining contract ratification costs. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”
We generated a net loss of $11 million and $37 million during the years ended December 31, 2023 and 2022, respectively. Considering the aforementioned non-GAAP operating adjustments along with the $37 million valuation allowance, primarily against our U.S. federal and state net operating loss deferred tax assets, recorded during the year ended December 31, 2023, our adjusted (non-GAAP) net income was $28 million for the year ended December 31, 2023. Considering the aforementioned non-GAAP operating adjustments along with the $7 million non-operating write-off of deferred financing costs during the year ended December 31, 2022, due to the repayment of the CARES Act loan and the related tax impacts of these adjustments, our adjusted (non-GAAP) net loss was $17 million for the year ended December 31, 2022. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss) and Net Income to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
As of December 31, 2023, our total available liquidity was $609 million, made up of cash and cash equivalents. On February 2, 2022, we repaid the $150 million outstanding under our term loan facility (the “Treasury Loan”) with the U.S. Department of the Treasury (the “Treasury”). The repayment of this loan unencumbered our co-branded credit card program and related brand assets that secured the Treasury Loan obligation.
Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors that typically affect airlines and their markets, including trends which affect the broader travel industry, as well as trends which affect the specific markets and customer base that we target. The following key factors may affect our future performance:
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are the fare and total price, flight schedules, number of routes served from a city, frequent flyer programs, product and passenger amenities, customer service, fleet type and reputation. The airline industry is particularly susceptible to price discounting as once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a route-by-route basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets. In addition, some of the legacy network carriers match LCC and ULCC pricing on portions of their network, including through the selective deployment of so-called “basic economy” fares. We believe that fare discounts, along with unbundled product offerings, have and will continue to stimulate demand for Frontier due to our Low Fares Done Right strategy.
Our Low Fares Done Right strategy is underpinned by our low-cost structure, and has significantly reduced our cost base by increasing aircraft utilization, transitioning to larger and more fuel-efficient aircraft, maximizing seat density, renegotiating the majority of our distribution agreements, realigning our network, migrating to a self-service customer service model, enhancing our website and mobile app, boosting employee productivity and contracting with leading specialists to provide us with select operating and other services.
Our cost structure has generally allowed us to achieve strong results from operations relative to the rest of the industry during periods of competitive pricing and price discounts. We believe that we are well positioned to maintain our low unit operating costs relative to our competitors through on-going strategic initiatives, including continuing our cost optimization efforts and further realizing economies of scale. To the extent that we are unable to maintain our low-cost structure, our ability to compete effectively may be impaired. In addition, if our competitors engage in fare wars or similar behavior, our financial performance could be adversely impacted.
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
Seasonality. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business and our route network are subject to seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. While we have, over recent years, reduced our concentration in Denver to decrease the impact of seasonality in our business, 24% of our flights during the year ended December 31, 2023 had Denver International Airport as either their origin or destination, as compared to 26% of our flights during the year ended December 31, 2022.
Labor. The airline industry is currently experiencing certain shortages of qualified personnel. The airline industry is also heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements (“CBAs”). Relations between air carriers and labor unions in the United States are governed by the United States Railway Labor Act (“RLA”). Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (“NMB”). This process continues until either the parties have reached an agreement on a new CBA or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes. However, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
We have seven union-represented employee groups comprising approximately 86% of our employees as of December 31, 2023. Our pilots are represented by the Air Line Pilots Association (“ALPA”); our flight attendants are represented by the Association of Flight Attendants (“AFA-CWA”); our aircraft technicians, aircraft appearance agents, material specialists and maintenance controllers are all represented by the International Brotherhood of Teamsters (“IBT”); and our dispatchers are represented by the Transport Workers Union (“TWU”).
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
As of December 31, 2023, the average age of our aircraft was approximately four years and all of the aircraft in our fleet were financed with operating leases, the last of which is scheduled to expire by the end of 2035. Please refer to “Notes to Consolidated Financial Statements—9. Operating Leases” for further discussion. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. When these more significant maintenance activities occur, this will result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue.
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
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Operating Revenues

	Year Ended December 31,		Change
	2023	2022
Operating revenues ($ in millions):
Passenger	$3,509	$3,248	$261		8%
Other	80	78	2		3%
Total operating revenues	$3,589	$3,326	$263		8%

Operating statistics:
ASMs (millions)	37,822	31,746	6,076		19%
Revenue passenger miles (RPMs) (millions)	30,798	25,669	5,129		20%
Average stage length (miles)	1,007	991	16		2%
Load factor	81.4%	80.9%	0.5	pts	N/A
RASM (¢)	9.49	10.48	(0.99)		(9)%
Total ancillary revenue per passenger ($)	76.51	76.28	0.23		—%
Total revenue per passenger ($)	118.77	130.50	(11.73)		(9)%
Passengers (thousands)	30,218	25,486	4,732		19%
Total operating revenue increased $263 million, or 8%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, as we experienced continued demand related to leisure travel through most of the year, which was moderated by lower fares. Revenue was favorably impacted by 19% capacity growth, as measured by ASMs, during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was driven by a 13% increase in average aircraft in service during the year ended December 31, 2023, as compared to the year ended December 31, 2022, as well as a 2% increase in average daily aircraft utilization to 11.3 hours per day for the year ended December 31, 2023, as compared to the 11.1 hours per day for the corresponding prior year period. RASM decreased 9% during the year ended December 31, 2023 as compared to the year ended December 31, 2022, driven by a 9% decrease in total revenue per passenger due to fare, as well as the 2% increase in stage length, partially offset by the 0.5 point increase in load factor.

Operating Expenses

	Year Ended December 31,		Change		Cost per ASM				Change
	2023	2022			2023		2022
Operating expenses ($ in millions):(a)
Aircraft fuel	$1,130	$1,160	$(30)	(3)%	2.99	¢	3.66	¢	(18)%
Salaries, wages and benefits	858	715	143	20%	2.27		2.25		1%
Aircraft rent	554	556	(2)	—%	1.47		1.75		(16)%
Station operations	516	422	94	22%	1.36		1.33		2%
Maintenance, materials and repairs	179	146	33	23%	0.47		0.46		2%
Sales and marketing	164	164	—	—%	0.43		0.52		(17)%
Depreciation and amortization	50	45	5	11%	0.13		0.14		(7)%
Transaction and merger-related costs, net	1	10	(9)	(90)%	—		0.03		N/M
Other operating expenses	140	153	(13)	(8)%	0.38		0.48		(21)%
Total operating expenses	$3,592	$3,371	$221	7%	9.50	¢	10.62	¢	(11)%

Operating statistics:
ASMs (millions)	37,822	31,746	6,076	19%
Average stage length (miles)	1,007	991	16	2%
Passengers (thousands)	30,218	25,486	4,732	19%
Departures	188,841	165,447	23,394	14%
CASM (excluding fuel) (¢) (b)	6.51	6.96	(0.45)	(6)%
Adjusted CASM (excluding fuel) (¢) (b)	6.50	6.90	(0.40)	(6)%
Fuel cost per gallon ($)	3.10	3.72	(0.62)	(17)%
Fuel gallons consumed (thousands)	364,606	312,115	52,491	17%
________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Year Ended December 31,
	2023		2022
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.50		10.62
Aircraft fuel	(1,130)	(2.99)	(1,160)	(3.66)
CASM (excluding fuel)(b)		6.51		6.96
Transaction and merger-related costs, net(c)	(1)	(0.01)	(10)	(0.03)
Other operating costs - legal fees (d)	(1)	—	—	—
Asset impairment(e)	—	—	(7)	(0.02)
Collective bargaining contract ratification(f)	—	—	(2)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.50		6.90
Aircraft fuel	1,130	2.99	1,160	3.66
Adjusted CASM(g)		9.49		10.56
Net interest expense (income)	(35)	(0.09)	—	—
CARES Act - write-off of deferred financing costs due to paydown of loan(h)	—	—	(7)	(0.02)
Adjusted CASM + net interest(i)		9.40		10.54

CASM		9.50		10.62
Net interest expense (income)	(35)	(0.10)	—	—
CASM + net interest(i)		9.40		10.62
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
(c)Represents $1 million in employee retention costs incurred in connection with the terminated merger with Spirit for the year ended December 31, 2023. Represents $19 million in employee retention costs and $16 million in transaction costs, including banking, legal and accounting fees, incurred in connection with the terminated merger with Spirit, partially offset by $25 million received from Spirit for the reimbursement of incurred merger-related expenses for the year ended December 31, 2022.
(d)Represents $1 million of legal fees incurred due to the U.S. Department of Justice’s substantial requests for information and deposition testimony from us related to the contemplated merger of Spirit and JetBlue Airways.
(e)Represents a write-off of $7 million in capitalized software development costs as a result of a termination of a vendor arrangement.
(f)Represents $2 million of costs related to a one-time incentive bonus and related payroll adjustments resulting from the May 2022 contract ratification with the union representing our aircraft technicians.
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

(i)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense decreased by $30 million, or 3%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to a 17% decrease in fuel cost per gallon, substantially offset by the 17% increase in gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $143 million, or 20%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to growth in our fleet, higher crew costs, driven by elevated credit hours on higher capacity and other benefit costs, and an increased headcount of salaried support staff.
Aircraft Rent. Aircraft rent expense decreased slightly by $2 million, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the reversal of $53 million of previously accrued lease return costs due to lease extensions of six of our aircraft and five engines, partially offset by a larger fleet.
Station Operations. Station operations expense increased by $94 million, or 22%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a 14% increase in departures and a 19% increase in passengers, partially offset by lower passenger reaccommodation expenses.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $33 million, or 23%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was primarily due to more average aircraft in service and higher average daily utilization per aircraft, which resulted in higher maintenance costs, including higher airframe check and materials expenses, as well as associated contract labor costs.
Sales and Marketing. Sales and marketing expense remained consistent during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to higher credit card fees, resulting from an 8% increase in revenue, offset by a decrease in customer reservation system fees, as well as a reduction in media advertising. The following table presents our distribution channel mix:

	Year Ended December 31,		Change
Distribution Channel	2023	2022
Our website, mobile app and other direct channels	72%	70%	2	pts
Third-party channels	28%	30%	(2)	pts
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 11%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in capitalized maintenance, partially offset by a $7 million asset impairment recorded during the year ended December 31, 2022.
Transaction and Merger-Related Costs, Net. During the year ended December 31, 2023, we incurred $1 million in merger-related costs, as compared to $10 million in net costs during the year ended December 31, 2022, which included $19 million in employee retention costs and $16 million in transaction costs, primarily related to legal and other professional fees, partially offset by the $25 million received from Spirit for the reimbursement of incurred merger-related expenses.
Other Operating Expenses. Other operating expenses decreased by $13 million, or 8%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily driven by the increases in gains from sale-leaseback transactions compared to the corresponding prior period, partially offset by increases to travel expenses relating to crew accommodations, driven by an increase in capacity, as well as increases to IT, supplies and general and administrative costs.
Other Income (Expense). Other income (expense) was $35 million during the year ended December 31, 2023, as compared to no other income (expense) for the year ended December 31, 2022. Higher interest rates and increased balances in our interest-bearing cash accounts contributed to an increase in interest income. Additionally, higher interest rates and the increase in PDP balances contributed to greater capitalized interest. Interest expense increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to increased rates and balances as compared to the prior period and interest expense for the year ended December 31, 2022 was unfavorably impacted by a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the repayment of the Treasury Loan.
Income Taxes. Our income tax expense was $43 million for the year ended December 31, 2023, as compared to an $8 million benefit for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023 was 134.4%, primarily due to a $37 million valuation allowance recorded in December 2023 against our U.S. federal and state net operating loss deferred tax assets, which expire from one year to having no expiration, as a result of being in a three-year cumulative pre-tax loss position and limitations on compensation provided to certain executives pursuant to Internal Revenue Code section 162(m), partially offset by benefits recognized on the exercise of expiring stock options. Please refer to “Notes to Consolidated Financial Statements—15. Income Taxes” for additional information.
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss) and Net Income to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Year Ended December 31,
	2023	2022
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$34	$(19)
Adjusted net income (loss)(a)	$28	$(17)
EBITDA(a)	$47	$—
EBITDAR(b)	$601	$556
Adjusted EBITDA(a)	$49	$12
Adjusted EBITDAR(b)	$603	$568
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

	Year Ended December 31,
	2023	2022
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(11)	$(37)
Non-GAAP Adjustments(a):
Transaction and merger-related costs, net	1	10
Other operating costs - legal fees	1	—
Asset impairment	—	7
Collective bargaining contract ratification	—	2
CARES Act - write-off of deferred financing costs due to paydown of loan	—	7
Pre-tax impact	2	26
Tax benefit (expense) related to non-GAAP adjustments	—	(6)
Valuation allowance(b)	37	—
Net income (loss) impact	$39	$20

Adjusted net income (loss)	$28	$(17)

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$32	$(45)
Pre-tax impact	2	26
Adjusted pre-tax income (loss)	$34	$(19)

	Year Ended December 31,
	2023	2022
	(in millions)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(11)	$(37)
Plus (minus):
Interest expense	29	21
Capitalized interest	(28)	(11)
Interest income and other	(36)	(10)
Income tax expense (benefit)	43	(8)
Depreciation and amortization	50	45
EBITDA	47	—
Plus: Aircraft rent	554	556
EBITDAR	$601	$556

EBITDA	$47	$—
Plus (minus)(a):
Transaction and merger-related costs, net	1	10
Other operating costs - legal fees	1	—
Collective bargaining contract ratification	—	2
Adjusted EBITDA	49	12
Plus: Aircraft rent	554	556
Adjusted EBITDAR	$603	$568

(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.
(b)In December 2023, we recorded a $37 million non-cash valuation allowance against our U.S. federal and state net operating loss deferred tax assets, which largely don't expire, mainly as a result of being in a three-year cumulative pre-tax loss position, which has no impact on cash taxes and is not reflective of our effective tax rate for deductible net operating losses generated or actual cash tax obligations created.

Comparative Operating Statistics
The following table sets forth our operating statistics for the years ended December 31, 2023 and 2022. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Year Ended December 31,
	2023	2022		Change
Operating statistics (unaudited)(a)
ASMs (millions)	37,822	31,746		19%
Departures	188,841	165,447		14%
Average stage length (miles)	1,007	991		2%
Block hours	523,440	451,156		16%
Average aircraft in service	126	112		13%
Aircraft – end of period	136	120		13%
Average daily aircraft utilization (hours)	11.3	11.1		2%
Passengers (thousands)	30,218	25,486		19%
Average seats per departure	199	193		3%
RPMs (millions)	30,798	25,669		20%
Load Factor	81.4%	80.9%	0.5	pts
Fare revenue per passenger ($)	42.26	54.22		(22)%
Non-fare passenger revenue per passenger ($)	73.85	73.21		1%
Other revenue per passenger ($)	2.66	3.07		(13)%
Total ancillary revenue passenger ($)	76.51	76.28		—%
Total revenue per passenger ($)	118.77	130.50		(9)%
RASM (¢)	9.49	10.48		(9)%
CASM (¢)	9.50	10.62		(11)%
CASM (excluding fuel) (¢) (b)	6.51	6.96		(6)%
CASM + net interest (¢) (b)	9.40	10.62		(11)%
Adjusted CASM (¢) (b)	9.49	10.56		(10)%
Adjusted CASM (excluding fuel) (¢) (b)	6.50	6.90		(6)%
Adjusted CASM (excluding fuel), SLA 1,000 (¢)(b)(c)	6.52	6.87		(5)%
Adjusted CASM + net interest (¢) (b)	9.40	10.54		(11)%
Fuel cost per gallon ($)	3.10	3.72		(17)%
Fuel gallons consumed (thousands)	364,606	312,115		17%
Full-time equivalent employees	7,214	6,450		12%
_________________
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
(c)Stage Length Adjusted (SLA) to 1,000 miles: Adjusted CASM (excluding fuel) * Square root (stage length / 1,000).

Liquidity, Capital Resources and Financial Position
Overview
As of December 31, 2023, we had $609 million in total available liquidity, made up of cash and cash equivalents. We had $470 million of total debt, net, of which $251 million was short-term and consisted of amounts outstanding under our pre-delivery deposit payment facility (“PDP Financing Facility”) and secured indebtedness related to our headquarters building. Our total debt, net was comprised of $312 million outstanding under our PDP Financing Facility, $80 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans from the Treasury (collectively, the “PSP Promissory Notes”) and $16 million in secured indebtedness for our headquarters building, partially offset by $4 million in deferred debt acquisition costs.
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
In connection with the PSP Promissory Notes and Treasury Loan, we issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued to the Treasury in common shares and we have classified the warrant liability to additional paid-in capital on our consolidated balance sheet. The Treasury has not exercised any warrants as of December 31, 2023.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity:

	December 31,
	2023	2022
	($ in millions)
Cash and cash equivalents	$609	$761
Total current assets, excluding cash and cash equivalents	$262	$259
Total current liabilities, excluding current maturities of long-term debt and operating leases	$858	$933
Current maturities of long-term debt, net	$251	$157
Long-term debt, net	$219	$272
Stockholders’ equity	$507	$509
Debt to capital ratio	48%	46%
Debt to capital ratio, including operating lease obligations	87%	85%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our PDP Financing Facility and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings on our credit facility and/or potential issuances of debt or equity. We also have unencumbered loyalty and brand-related assets which we believe could generate significant additional liquidity, if desired. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of December 31, 2023, we operated all of our 136 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of December 31, 2023, we had $407 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of December 31, 2023 our PDP Financing Facility, which allows us to draw up to an aggregate of $365 million, had $312 million outstanding. As of December 31, 2023, we had a firm obligation to purchase 210 A320neo family aircraft and 15 additional spare engines to be delivered by 2029. Of our aircraft commitments, four had committed operating leases for 2024 deliveries, and 12 were subject to non-binding letters of intent to provide operating lease financing for 2024 deliveries. We intend to evaluate financing options for the remaining aircraft.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to our respective aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our consolidated balance sheets. A portion of our cash is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. During the years ended December 31, 2023 and 2022, we made $16 million and $18 million, respectively, in maintenance deposit payments, net to our lessors. As of December 31, 2023, we had $96 million in recoverable aircraft maintenance deposits on our consolidated balance sheets, of which $12 million was included in accounts receivable because the eligible maintenance had been performed and the remaining $84 million was included within net aircraft maintenance deposits.
The following table summarizes current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	2024	2025	2026	2027	2028	Thereafter	Total

Debt obligations(a)	$252	$76	$—	$—	$66	$80	$474
Interest commitments(b)	22	8	7	7	5	3	52
Operating lease obligations(c)	566	563	500	434	352	1,417	3,832
Flight equipment purchase obligations(d)	1,391	2,500	2,358	2,448	2,403	1,356	12,456
Maintenance deposit obligations(e)	3	3	3	4	4	1	18
Total	$2,234	$3,150	$2,868	$2,893	$2,830	$2,857	$16,832
__________________
(a)Includes principal commitments only associated with our PDP Financing Facility with borrowings as of December 31, 2023 pertaining to aircraft with deliveries through 2025, our floating rate building note through June 2024, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes through 2031. See “Notes to Consolidated Financial Statements — 8. Debt”.
(b)Represents interest on debt obligations.
(c)Represents gross cash payments related to our operating lease obligations that are not subject to discount as compared to the obligations measured on our consolidated balance sheets. See “Notes to Consolidated Financial Statements — 9. Operating Leases”.
(d)Represents purchase commitments for aircraft and engines. See “Notes to Consolidated Financial Statements — 12. Commitments and Contingencies”.
(e)Represents fixed maintenance reserve payments for aircraft including estimated amounts for contractual price escalations. See “Notes to Consolidated Financial Statements — 9. Operating Leases”.

Cash Flows
The following table presents information regarding our cash flows in the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(261)	$(78)
Net cash used in investing activities	(90)	(154)
Net cash provided by financing activities	199	75
Net decrease in cash, cash equivalents and restricted cash	(152)	(157)
Cash, cash equivalents and restricted cash at beginning of period	761	918
Cash, cash equivalents and restricted cash at end of period	$609	$761
Operating Activities
During the year ended December 31, 2023, net cash used in operating activities totaled $261 million, which was driven by an $11 million net loss, $211 million of outflows from changes in operating assets and liabilities and non-cash adjustments totaling $39 million.
The $211 million of outflows from changes in operating assets and liabilities includes:
•$163 million in increases in other long-term assets driven by increases in capitalized maintenance, prepaid maintenance, capitalized interest and forgivable loans, partially offset by a decreased deferred tax asset;
•$60 million in decreases in our air traffic liability;
•$45 million in decreases in other liabilities driven by leased aircraft return payments, partially offset by an increase in other operational related accruals;
•$16 million in increases in aircraft maintenance deposits; and
•$7 million in increases in supplies and other current assets; partially offset by
•$47 million in increases in accounts payable; and
•$33 million in decreases in accounts receivable.
Our net loss of $11 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$147 million in gains recognized on sale-leaseback transactions; partially offset by
•$50 million in depreciation and amortization;
•$43 million in deferred tax expense primarily due to the recognition of a valuation allowance;
•$14 million in stock-based compensation expense; and
•$1 million in amortization of cash flow hedges, net of tax.
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
•$8 million in deferred tax benefits; partially offset by
•$45 million in depreciation and amortization;
•$15 million in stock-based compensation expense;
•$7 million in losses on extinguishment of debt; and
•$1 million in amortization of cash flow hedges, net of tax.
As of December 31, 2023, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.
Investing Activities
During the year ended December 31, 2023, net cash used in investing activities totaled $90 million, driven by:
•$51 million in cash outflows for capital expenditures;
•$36 million in net outflows for PDP activity; and
•$3 million in cash outflows relating to other investing activity.
During the year ended December 31, 2022, net cash used in investing activities totaled $154 million, driven by:
•$111 million in net payments for pre-delivery deposit activity;
•$41 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activity.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $199 million, primarily driven by:
•$163 million in net proceeds received from sale-leaseback transactions;
•$171 million in cash proceeds from debt issuances, consisting of $162 million in draws on our PDP Financing Facility, net of issuance costs, and a $9 million draw on our Barclays facility; and
•$1 million in proceeds from the exercise of stock options; partially offset by
•$131 million in cash outflows from principal repayments on debt, which include $130 million in PDP Financing Facility payments and $1 million in payments pursuant to our floating rate building note; and
•$5 million cash outflows for payments related to tax withholdings of share-based awards.

During the year ended December 31, 2022, net cash provided by financing activities was $75 million, primarily driven by:
•$273 million in cash proceeds from debt issuances, consisting of $217 million in draws on our PDP Financing Facility, net of issuance costs, and $56 million draw on our Barclays facility;
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
Commitments and Contractual Obligations
Our contractual purchase commitments as of December 31, 2023 include future aircraft and spare engine acquisitions. Except to the extent set forth in the applicable notes to our consolidated financial statements, the table below does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2024	—	23	23	2
2025	17	25	42	4
2026	19	22	41	4
2027	21	21	42	3
2028	10	30	40	2
Thereafter	—	22	22	—
Total	67	143	210	15
__________________
(a)    While the commitments presented above reflect the agreed-upon delivery dates as of December 31, 2023, we have recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
During October 2019, we entered into an amendment with Airbus that allows us the option to convert 18 A320neo aircraft to A321XLR aircraft. This conversion right is not reflected in the table above as this option has not been exercised.
As of December 31, 2023, all 136 aircraft in our fleet were subject to operating leases. These leases expire between 2025 and the end of 2035. Leases for 42 of our aircraft could generally be renewed at rates based on fair market value at the end of a lease term for extensions ranging from two years to four years.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition and results of operations could be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below. For a detailed discussion of our significant accounting policies, please refer to “Notes to Consolidated Financial Statements — 1. Summary of Significant Accounting Policies.”
Frequent Flyer Program
Our FRONTIER Miles program provides frequent flyer travel awards to program members based on accumulated miles. Miles are accumulated as a result of travel, purchases using the co-branded credit card and purchases from other participating partners. As of each of December 31, 2023 and 2022, our total frequent flyer liability was $45 million.
The contract to sell miles under the co-branded credit card partnership has multiple performance obligations. The agreement provides for joint marketing, and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered based on relative stand-alone selling prices. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) equivalent ticket value (“ETV”) for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts. Any changes in the assumptions outlined above related to our co-branded credit card partnership at agreement inception would impact the allocation of consideration received and the resulting timing of when revenues from the each of the specific performance obligation would be recognized.
We estimate breakage (miles that are expected to expire unutilized) based on statistical models derived from historical redemption patterns. Breakage assumptions, including the period over which miles are expected to be redeemed, the actual redemption activity for miles, or the estimated fair value of miles expected to be redeemed, could have an impact on revenues in the year in which the change occurs and in future years. Additionally, we estimate ETV, which is used to determine the value per mile, based on the historical prices of the flights redeemed using miles and changes to these assumptions could impact the initial allocation of consideration in our co-branded credit card partnership or the amount of revenue recognized or deferred for miles accumulated as a result of travel.
For the year ended December 31, 2023, holding other factors constant, a 10% change in our estimated frequent flyer breakage rate would have resulted in a change to passenger revenues of approximately $3 million, or less than 1%.

Leased Aircraft Return Costs
Our aircraft operating lease agreements generally require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine’s actual return condition.These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition). When such costs become both probable and estimable, they are accrued as a component of supplemental rent through the remaining lease term. Changes to the assumptions utilized in the estimation of these lease return costs are accounted for on a cumulative catch-up basis. As of December 31, 2023 and 2022, our total leased aircraft return cost liability was $26 million and $102 million, respectively.
In 2023, we extended the term for certain aircraft and spare engine operating leases that were slated to return in 2023 and 2024. As a result of the six aircraft and five engine extension events, for the year ended December 31, 2023, we recorded a benefit of $53 million to aircraft rent in our consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
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
Income Tax Valuation Allowance
As of December 31, 2023, our total deferred tax assets, net of a $48 million valuation allowance, were $757 million, which included $75 million of deferred tax assets related to net operating loss (“NOL”) carry forwards. These deferred tax assets are comprised of $53 million, $11 million and $11 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. We assess whether it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. We consider sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
As part of our assessment of whether a valuation allowance is warranted, we consider all available positive and negative evidence in conjunction with evaluating the source and availability of taxable income to utilize such deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
As a result of our assessment, we concluded that as of December 31, 2023, it is more likely than not that the benefit from a portion of our federal and state deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance of $37 million against our federal and state NOL related deferred tax assets, which reflects the impact of expected income generated as a result of future reversals of existing taxable temporary differences. Furthermore, we have a valuation allowance related to our $11 million of foreign deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Long-Term Maintenance Agreements
We have entered into maintenance agreements with both of our engine providers, CFM International and Pratt & Whitney, to cover the primary maintenance services of the engines for a majority of our fleet. The arrangements stipulate that we pay a baseline per-flight-hour rate based on monthly engine utilization over the life of the arrangement. Given that the accounting for the arrangement will follow our heavy maintenance accounting and is dependent on many projected factors such as flight hours, shop visit timing and scope, and the stand-alone value of certain maintenance services, there are significant estimates that impact the accounting of our per-flight-hour maintenance agreements including amounts capitalized, expensed and treated as capitalized maintenance as well as the timing of each.
As of December 31, 2023, we had capitalized $141 million of rate per hour payments which are probable to be recovered via future shop visits.
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
“Adjusted CASM” is a non-GAAP measure and means operating expenses, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM including net interest” or “Adjusted CASM + net interest” is a non-GAAP measure and means the sum of Adjusted CASM and net interest expense (income) excluding special items divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Adjusted CASM (excluding fuel)” is a non-GAAP measure and means operating expenses less aircraft fuel expense, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
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
“Average daily aircraft utilization” means block hours divided by number of days in the period divided by average aircraft in service.
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
“CBP” means the United States Customs and Border Protection.
“DOT” means the United States Department of Transportation.
“EPA” means the United States Environmental Protection Agency.
“FAA” means the United States Federal Aviation Administration.
“Fare revenue” consists of base fares for air travel, including miles redeemed under our frequent flyer program, unused and expired passenger credits, other redeemed or expired travel credits and revenue derived from charter flights.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 31% and 34% of total operating expenses for the years ended December 31, 2023 and 2022, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $113 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility and our floating rate building note and Effective Federal Funds Rate (“EFFR”) based interest rates on our affinity card advance purchase of miles. During the year ended December 31, 2023 as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $4 million.
We are exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we enter into contracts in order to limit the exposure to fluctuations in interest rates. During the year ended December 31, 2023, we did not enter into any swaps and, therefore, paid no upfront premiums for options. During the year ended December 31, 2022, we paid $19 million in upfront premiums for the option to enter into and exercise cash-settled swaps with a forward starting effective date. As of December 31, 2023, we have no interest rate hedges outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Frontier Group Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Leased Aircraft Return Costs

Description of the Matter
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s aircraft lease agreements often require the Company to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the leased airframe or engine’s actual condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred, and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. When determining the need to accrue lease return costs, there are various factors considered by management such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, the number of projected cycles run on the airframe at the scheduled time of return and the ability to utilize previously paid maintenance reserves to offset projected costs. As of December 31, 2023, the Company has accrued liabilities of $26 million for leased aircraft return costs.
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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Frontier Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Frontier Group Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2024

FRONTIER GROUP HOLDINGS, INC.
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$609	$761
Accounts receivable, net	93	90
Supplies, net	79	55
Other current assets	90	114
Total current assets	871	1,020
Property and equipment, net	309	226
Operating lease right-of-use assets	2,964	2,484
Pre-delivery deposits for flight equipment	407	371
Aircraft maintenance deposits	84	105
Intangible assets, net	28	28
Other assets	330	265
Total assets	$4,993	$4,499
Liabilities and stockholders’ equity
Accounts payable	$134	$89
Air traffic liability	253	313
Frequent flyer liability	10	13
Current maturities of long-term debt, net	251	157
Current maturities of operating leases	549	465
Other current liabilities	461	518
Total current liabilities	1,658	1,555
Long-term debt, net	219	272
Long-term operating leases	2,440	2,034
Long-term frequent flyer liability	35	32
Other long-term liabilities	134	97
Total liabilities	4,486	3,990
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 222,998,790 and 217,875,890 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	403	393
Retained earnings	111	122
Accumulated other comprehensive income (loss)	(7)	(6)
Total stockholders’ equity	507	509
Total liabilities and stockholders’ equity	$4,993	$4,499

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating revenues:
Passenger	$3,509	$3,248	$2,000
Other	80	78	60
Total operating revenues	3,589	3,326	2,060
Operating expenses:
Aircraft fuel	1,130	1,160	575
Salaries, wages and benefits	858	715	616
Aircraft rent	554	556	530
Station operations	516	422	384
Maintenance, materials and repairs	179	146	119
Sales and marketing	164	164	109
Depreciation and amortization	50	45	38
CARES Act credits	—	—	(295)
Transaction and merger-related costs, net	1	10	—
Other operating	140	153	101
Total operating expenses	3,592	3,371	2,177
Operating income (loss)	(3)	(45)	(117)
Other income (expense):
Interest expense	(29)	(21)	(33)
Capitalized interest	28	11	4
Interest income and other	36	10	2
Total other income (expense)	35	—	(27)
Income (loss) before income taxes	32	(45)	(144)
Income tax expense (benefit)	43	(8)	(42)
Net income (loss)	$(11)	$(37)	$(102)
Earnings (loss) per share:
Basic	$(0.05)	$(0.17)	$(0.48)
Diluted	$(0.05)	$(0.17)	$(0.48)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(11)	$(37)	$(102)
Unrealized gains (losses) and amortization from cash flow hedges, net of adjustment for deferred tax benefit/(expense) of less than $1, $(2), and less than $(1), respectively (Note 6)	(1)	4	1
Other comprehensive income (loss)	(1)	4	1
Comprehensive income (loss)	$(12)	$(33)	$(101)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(11)	$(37)	$(102)
Deferred income taxes	43	(8)	(32)
Depreciation and amortization	50	45	38
Gains recognized on sale-leaseback transactions	(147)	(87)	(60)
Loss on extinguishment of debt	—	7	—
Warrant liability unrealized loss	—	—	22
Stock-based compensation	14	15	11
Amortization of cash flow hedges, net of tax	1	1	1
Changes in operating assets and liabilities:
Accounts receivable	33	(28)	(14)
Supplies and other current assets	(7)	(40)	174
Aircraft maintenance deposits	(16)	(18)	(20)
Other long-term assets	(163)	(94)	(37)
Accounts payable	47	(4)	13
Air traffic liability	(60)	40	138
Other liabilities	(45)	130	84
Cash provided by (used in) operating activities	(261)	(78)	216
Cash flows from investing activities:
Capital expenditures	(51)	(41)	(27)
Pre-delivery deposits for flight equipment, net of refunds	(36)	(111)	(36)
Other	(3)	(2)	(4)
Cash used in investing activities	(90)	(154)	(67)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	171	273	163
Principal repayments on debt	(131)	(266)	(97)
Proceeds from sale-leaseback transactions	163	71	59
Proceeds from initial public offering, net of offering costs, underwriting discounts and commissions	—	—	266
Proceeds from the exercise of stock options	1	1	3
Tax withholdings on share-based awards	(5)	(4)	(3)
Cash provided by financing activities	199	75	391
Net increase (decrease) in cash, cash equivalents and restricted cash	(152)	(157)	540
Cash, cash equivalents and restricted cash, beginning of period	761	918	378
Cash, cash equivalents and restricted cash, end of period	$609	$761	$918

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2020	199,438,098	$—	$60	$261	$(11)	$310
Net income (loss)	—	—	—	(102)	—	(102)
Shares issued in connection with vesting of restricted stock units	645,206	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(200,735)	—	(3)	—	—	(3)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Restricted stock unit repurchases	(20,368)	—	—	—	—	—
Stock option exercises	2,202,895	—	3	—	—	3
Stock-based compensation	—	—	11	—	—	11
Issuance of common stock upon initial public offering, net of offering costs, underwriting discounts and commissions	15,000,000	—	267	—	—	267
CARES Act warrants	—	—	43	—	—	43
Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
Net income (loss)	—	—	—	(37)	—	(37)
Shares issued in connection with vesting of restricted stock units	845,606	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(312,541)	—	(4)	—	—	(4)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized gain from cash flow hedges, net of tax	—	—	—	—	3	3
Stock option exercises	277,729	—	1	—	—	1
Stock-based compensation	—	—	15	—	—	15
Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
Net income (loss)	—	—	—	(11)	—	(11)
Shares issued in connection with vesting of restricted stock units	1,243,909	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(443,720)	—	(5)	—	—	(5)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized loss from cash flow hedges, net of tax	—	—	—	—	(2)	(2)
Stock option exercises	4,322,711	—	1	—	—	1
Stock-based compensation	—	—	14	—	—	14
Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
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
Certain reclassifications of previously reported amounts have been made to conform to the current year presentation within the effective income tax rate table in Note 15. Income Taxes. These reclassifications did not impact previously reported amounts on the Company’s audited consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders’ equity.
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
Restricted Cash
Restricted cash may include certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. The Company holds restricted cash to secure medical claims paid. Restricted cash may also include funds held as collateral for future travel paid with a credit card. These funds

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

may be held by credit card processors directly under contracts that require a holdback of funds equal to a certain percentage of the related air traffic liability. If the Company fails to maintain certain liquidity and other financial covenants, the credit card processors’ rights to holdback would apply, which would result in a decrease of unrestricted cash. Restricted cash is carried at cost, which management believes approximates fair value. As of December 31, 2023 and 2022, the Company had less than $1 million of restricted cash.
Accounts Receivable, net
Receivables primarily consist of amounts due from credit card receivables, amounts due from aircraft lessors for maintenance performed and amounts due from select airport locations under revenue share agreements. The Company records an allowance for credit losses for amounts not expected to be collected. The Company estimates the allowance based on expected credit losses. The allowance for doubtful accounts was $3 million and $4 million as of December 31, 2023 and 2022, respectively.
Supplies, net
Supplies consist of expendable aircraft spare parts, aircraft fuel and other supplies and are stated at the lower of cost or net realizable value. Supplies are accounted for on a first-in, first-out basis and are charged to expense as they are used. An allowance for obsolescence on expendable aircraft spare parts is provided over the remaining lease term or the estimated useful life of the related aircraft fleet to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value. The allowance for obsolescence was $10 million and $8 million as of December 31, 2023 and 2022, respectively.
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
Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft and spare engines	25 years	10%
Flight equipment leasehold improvements	Lesser of lease term or economic life	0%
Aircraft rotable parts	Fleet life	10%
Ground property and equipment	3 – 10 years	0%
Ground equipment leasehold improvements	Lesser of lease term or 10 years	0%
Internal-use software	3 – 10 years	0%
Capitalized maintenance	Lesser of lease term or economic life	0%
Buildings	Lesser of 40 years or economic life	10%

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The components of depreciation and amortization expense are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Depreciation	$50	$44	$38
Intangible amortization	—	1	—
Total depreciation and amortization	$50	$45	$38
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products and enhancements to existing products that have reached the application development stage and are deemed feasible. The Company depreciates these costs using the straight-line method over the estimated useful life of the software. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time to, internal-use software projects. Capitalized computer software, net is included within ground and other equipment, which is a component of property and equipment, net on the Company’s consolidated balance sheets and totaled $13 million and $10 million as of December 31, 2023 and 2022, respectively.
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
Forgivable Loans
Since 2022, the Company has launched several programs geared at attracting and retaining highly skilled pilots and mechanics. As an incentive of these programs, the Company issues forgivable loans to cadets and mechanics who join the programs, which can include pre-employment incentives such as a sign-on bonus, a monthly stipend, or reimbursement of training costs incurred. The loans and related interest are forgiven after a predetermined stay period, typically three years. Principal and interest incurred is to be repaid to the Company if a cadet or a mechanic terminates prior to the stay period being completed.
As of December 31, 2023 and 2022, the Company had $13 million and less than $1 million, respectively, in current forgivable loans, included within other current assets on the Company’s consolidated balance sheets, and $16 million and $3 million, respectively, in long-term forgivable loans, included within other assets on the Company’s consolidated balance sheets. During the year ended December 31, 2023, the Company issued $35 million in new forgivable loans and received $3 million in repayments due to participant terminations. The

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

expense associated with the forgiveness of the principal amount of the loans is amortized over the agreed upon stay period, within salaries, wages and benefits in the Company’s consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded $7 million and less than $1 million, respectively, in forgivable loan amortization expense. As of December 31, 2023, the Company recorded $1 million due under these loans within accounts receivable, net on the Company’s consolidated balance sheet, and there was no receivable balance as of December 31, 2022.
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
Based on the Company’s qualitative analysis performed during the fourth quarter of 2023, the Company concluded it is more likely than not that the fair values of its indefinite-lived intangible assets are greater than the carrying amount. Therefore, a quantitative assessment was not necessary. No impairments have been recorded in any periods presented. Finite-lived intangible assets are comprised of the Company’s affinity credit card program relationship recognized in connection with acquisition accounting and are amortized over their estimated economic useful life.
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
Aircraft Maintenance
The Company accounts for heavy maintenance and major overhauls under the deferral method, whereby the cost of heavy maintenance and major overhauls is deferred and recorded as flight equipment and depreciated over the lesser of the remaining lease term or the period until the next scheduled heavy maintenance event. The Company has separate maintenance cost-per-hour contracts for the repair of certain rotable parts to support airframe and engine maintenance and repair. These agreements require monthly payments based upon utilization, such as flight hours, cycles and age of the aircraft. For the contracts in which risk has been determined to transfer to the service

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

provider, expense is recognized based on the contractual terms of the cost-per-hour arrangement. For those contracts in which risk has not been determined to transfer to the service provider, the Company initially records monthly payments as a deposit included in other assets on the Company’s consolidated balance sheets and then accounts for the underlying maintenance event when it occurs, in accordance with the Company’s maintenance accounting policy.
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
The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor and the number of flight hours and cycles the aircraft is estimated to be utilized before it is returned to the lessor. Changes in estimates are accounted for on a cumulative catch-up basis. On a regular basis, the Company assesses the credit worthiness of the Company’s lessors to ensure deposits are collectible and, specifically, whether any credit losses exist for aircraft maintenance deposits. Based on these assessments, the Company determined no allowance was necessary as of December 31, 2023 and 2022.
Certain of the Company’s historical lease agreements have provided, and future lease agreements may provide, that maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to the Company and will be retained by the lessor. Consequently, any usage-based maintenance reserve payments after the last major maintenance event would not substantively be related to the maintenance of the leased asset and, therefore, would be accounted for as supplemental rent.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Aircraft and Spare Engine Purchase Hedging Activities
The Company is party to certain interest rate swaption agreements that are accounted for as cash flow hedges, as defined under ASC 815, Derivatives and Hedging. Some of the Company’s aircraft and spare engine sale-leaseback agreements can expose it to interest rate risk as, depending on the agreement, rental payments are adjusted and become fixed based on the swap rate at the time of delivery. The primary objective for interest rate derivatives is to hedge the portion of the estimated future monthly rental payments related to the associated agreement’s variable interest rate, primarily the Secured Overnight Financing Rate (“SOFR”). These swaption agreements provide for a single payment at maturity based upon the change in the applicable swap rate between the execution date and the termination date. For interest rate derivatives, the Company recognizes the associated gains or losses deferred in accumulated other comprehensive income/(loss) (“AOCI/L”), as well as amounts that are paid or received in connection with the purchase or sale of interest rate derivative instruments (i.e., premium costs of swaption contracts), as a component of aircraft rent expense within the Company’s consolidated statements of operations over the period of the related aircraft lease. Cash flows related to interest rate swaption agreements are classified as operating activities in the Company’s consolidated statements of cash flows. The Company presents its interest rate swaption derivative instruments gross on the consolidated balance sheets. The Company does not enter into derivative instruments for speculative purposes. Refer to Note 6 for additional information regarding the Company’s hedge accounting and derivative instruments.
Passenger Revenues
Fare revenues. Tickets sold in advance of the flight date are initially recorded as an air traffic liability on the Company’s consolidated balance sheets. Fare revenues are recognized in passenger revenues within the Company’s consolidated statements of operations at the time of departure when transportation is provided.
Non-fare passenger revenues. Certain ancillary items such as service fees, baggage and seat selection deemed part of providing passenger transportation are recognized to non-fare passenger revenues in passenger revenues within the Company’s consolidated statements of operations at the time of departure. Service fees include, among other things, convenience fees, charges for nonrefundable ticket expiration, cancellation charges and service charges assessed for itinerary changes made prior to the date of departure. Such change fees are recognized at the time of departure of the newly scheduled travel.
Passenger Taxes and Fees. The Company is required to collect certain taxes and fees from customers on behalf of government agencies and airports and remit these back to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges, and foreign arrival and departure taxes. These taxes and fees are collected from customers at the time they purchase their tickets but are not included in passenger revenues. The Company records a liability within other current liabilities on the consolidated balance sheets upon collection from the customer, and reduces the liability when payments are remitted to the applicable governmental agency or airport.
Other Revenues
Other revenues primarily consist of services not directly related to providing transportation, such as the advertising, marketing and brand elements of the FRONTIER Miles affinity credit card program and commissions revenue from the third-party sale of items such as rental cars and hotels.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Frequent Flyer Program
The Company’s FRONTIER Miles program provides frequent flyer travel awards to program members based on accumulated miles. Miles are generally accumulated as a result of travel, purchases using the co-branded credit card and purchases from other participating partners. The Company defers revenue for miles earned by passengers under its FRONTIER Miles program based on the equivalent ticket value a passenger receives by redeeming miles for a ticket rather than paying cash.
The Company has a credit card affinity agreement with its credit card partner, Barclays Bank Delaware (“Barclays”), through 2029, which provides for joint marketing, grants certain benefits to co-branded credit cardholders (“Cardholders”) and allows Barclays to market using the Company’s customer database. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers.
Miles are also sold to participating companies, including credit card companies and other third parties. Sales to credit card companies include multiple promised goods and services, which the Company evaluates to determine whether they represent performance obligations. The Company determined these arrangements have three separate performance obligations: (i) miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. Total arrangement consideration is allocated to each performance obligation on the basis of the deliverables relative standalone selling price. For miles, the Company considers a number of entity-specific factors when developing the best estimate of the standalone selling price, including the number of miles needed to redeem an award, average fare of comparable segments, breakage and restrictions. For licensing of brand and access to member lists, the Company considers both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace and industry, brand power, market royalty rates and size of customer base. For the advertising and marketing performance obligation, the Company considers market-specific factors and entity-specific factors, including the Company’s internal costs of providing services, volume of marketing efforts and overall advertising plan.
Consideration allocated based on the relative standalone selling price to both the brand licensing and access to member lists and advertising and marketing elements is recognized as other revenue in the Company’s consolidated statements of operations over time as miles are delivered. The consideration allocated to the transportation portion of these mile sales is deferred and recognized as a component of passenger revenue in the Company’s consolidated statements of operations at the time of travel for miles redeemed. Miles that the Company estimates are not likely to be redeemed are subject to breakage and are recognized as a portion of passenger revenues in the Company’s consolidated statements of operations in proportion to the pattern of rights exercised by customers. Management uses statistical modeling to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which miles are expected to be redeemed, the actual redemption activity for miles or the estimated fair value of miles expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years. Redemptions are allocated between sold and flown miles based on historical patterns.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs and federal and state taxes.
Sales and Marketing
Sales and marketing expense includes credit card processing fees, system booking fees and distribution costs such as the costs of the Company’s contact centers and advertising costs. Advertising and the related production costs are expensed as incurred, and for the years ended December 31, 2023, 2022 and 2021 represented $5 million, $9 million and $7 million, respectively, of sales and marketing expense reported within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Credits
The CARES Act became law on March 27, 2020, and provided the airline industry with up to $25 billion for a Payroll Support Program (the “PSP”) to be used for employee wages, salaries and benefits and up to $25 billion in loans. During 2020 and 2021, the Company participated in the PSP, as well as the second Payroll Support Program (the “PSP2”) and the third Payroll Support Program (the “PSP3,” and, together with the PSP and the PSP2, the “PSPs”) offered by the U.S. Department of the Treasury (the “Treasury”), each of which included both a grant and an unsecured 10-year, low-interest promissory note.
During the year ended December 31, 2021, the Company received $311 million in installment funding under the PSP2 and PSP3, comprised of $278 million in grants, and $33 million in unsecured 10-year, low-interest loans. The Company recognized the full $278 million of grant proceeds, net of deferred financing costs, over the period they were intended to support payroll, during the year ended December 31, 2021, within CARES Act credits in the Company’s consolidated statements of operations.
The CARES Act also provided for an employee retention credit (the “CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes that the Company qualified for beginning on April 1, 2020. As a result of the increase in revenues after the first quarter of 2021, the Company was no longer eligible for future credits due to the provisions of the gross receipt test applicable to this program. During the year ended December 31, 2021, the Company recognized $17 million related to the CARES Employee Retention Credit within CARES Act credits in the Company’s consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. The Company periodically assesses whether it is more likely than not that sufficient taxable income will be generated to realize deferred income tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future projected taxable income when assessing the future realization of deferred tax assets. In assessing the sources of income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. Refer to Note 15 for additional information regarding the Company’s valuation allowance.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for an award, with forfeitures accounted for as they occur. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. Restricted stock units are valued at the fair value of the shares on the date of grant. The exercise price of all stock awards is determined by the Company’s board of directors based, in part, on the ending stock price on the grant date. Refer to Note 10 for additional disclosures regarding details of the Company’s stock-based compensation plans.
Gains on Sale-Leaseback Transactions
The Company enters into sale-leaseback transactions for its aircraft and spare engine assets, whereby the Company sells one or more aircraft or aircraft engine assets to a third-party and simultaneously enters into an operating lease for a right to use such assets for a fixed period of time. Gains on sale-leaseback transactions are recognized in the period in which title to the asset transfers to the buyer-lessor and the lease commences, as a

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

component of other operating expenses within the Company’s consolidated statements of operations. Gains on sale-leaseback transactions are calculated as the excess of the sale price of the asset over its carrying value. The carrying value of the assets sold will generally include the price paid for the asset, net of the amount of cash or the fair value of non-cash credits and incentives received from equipment and component manufacturers and any liquidated damages received from the manufacturer, the costs associated with delivery of the asset including any taxes or tariffs, financing costs capitalized in connection with the construction of the asset, capitalized maintenance and other improvements, and accumulated depreciation. Gains on sale-leaseback transactions may also be adjusted if it is determined that the terms of the sale transaction or the lease agreement are at a price other than fair value.
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel. Aircraft fuel represented approximately 31%, 34% and 26% of total operating expenses for the years ended December 31, 2023, 2022 and 2021, respectively. Gulf Coast Jet and U.S. Gulf Coast indexed fuel are the Company’s basis for the majority of aircraft fuel purchases. Any disruption to the oil production or refinery capacity in the Gulf Coast or any other index, as a result of weather or any other disaster, or disruptions in the supply chain of jet fuel, dramatic escalations in the cost of jet fuel and/or the failure of fuel providers to perform under fuel arrangements for other reasons could have a material adverse effect on the Company’s financial condition and results of operations.
As of December 31, 2023, the Company had seven union-represented employee groups that together represented approximately 86% of all employees. Additional disclosure relating to the Company’s union-represented employee groups is included in Note 12.
As of December 31, 2023, the Company had all capitalized maintenance deposits with one lessor, and all pre-delivery deposits for flight equipment with one vendor.
Recent Accounting Pronouncements
The Company did not adopt any previously issued accounting pronouncements during the year ended December 31, 2023.
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations or financial position.
2. Revenue Recognition
As of December 31, 2023 and 2022, the Company’s air traffic liability balance was $259 million and $328 million, respectively, which includes amounts classified as other long-term liabilities. During the year ended December 31, 2023, substantially all of the air traffic liability as of December 31, 2022 was recognized as passenger revenue within the Company’s consolidated statements of operations. Of the air traffic liability balances as of both December 31, 2023 and 2022, $60 million was related to unearned membership fees.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $44 million, $82 million and $58 million of revenue related to expected and actual expiration of customer rights to book future travel, respectively, in passenger revenues within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Passenger revenues:
Fare	$1,277	$1,382	$806
Non-fare passenger revenues:
Service fees	943	817	521
Baggage	880	741	457
Seat selection	281	251	170
Other	128	57	46
Total non-fare passenger revenue	2,232	1,866	1,194
Total passenger revenues	3,509	3,248	2,000
Other revenues	80	78	60
Total operating revenues	$3,589	$3,326	$2,060
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$3,315	$3,051	$1,950
Latin America	274	275	110
Total operating revenues	$3,589	$3,326	$2,060
The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
3. Other Current Assets
Other current assets consist of the following (in millions):

	December 31,
	2023	2022
Supplier incentives	$50	$55
Prepaid expenses	21	20
Forgivable loans	13	—
Income tax and other taxes receivable	3	8
Derivative instruments	—	24
Other	3	7
Total other current assets	$90	$114

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment, Net
The components of property and equipment, net are as follows (in millions):

	December 31,
	2023	2022
Flight equipment	$344	$255
Ground and other equipment	148	122
Less: accumulated depreciation	(183)	(151)
Total property and equipment, net	$309	$226
During the years ended December 31, 2023, 2022 and 2021 the Company deferred $77 million, $40 million and $18 million of costs for heavy maintenance, respectively.
The Company’s deferred heavy maintenance balance, net was $99 million and $46 million as of December 31, 2023 and 2022, respectively, and is included as a part of flight equipment within property and equipment, net on the Company’s consolidated balance sheets.
5. Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net (in millions):

		December 31,
		2023			2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Airport slots	Indefinite	$20	$—	$20	$20	$—	$20
Trademarks	Indefinite	6	—	6	6	—	6
		26	—	26	26	—	26
Finite-lived:
Affinity credit card program	16 years	16	(14)	2	16	(14)	2
Total intangible assets, net		$42	$(14)	$28	$42	$(14)	$28
Expected future amortization expense of the Company’s finite-lived intangible asset is less than $1 million per year from 2024 through 2029.
6. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the year ended December 31, 2023, the Company did not enter into any swaps and therefore, paid no upfront premiums for options. During the year ended December 31, 2022, the Company paid $19 million in upfront premiums for the option to enter into and exercise cash-settled swaps with a forward starting effective date for future deliveries of 14 aircraft and 4 engines. During the year ended December 31, 2021, the Company did not enter into any swaps and, therefore, paid no upfront premiums for options. As of December 31, 2023, the Company had no interest rate hedges outstanding.

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
The assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s consolidated balance sheets. As of December 31, 2023 there were no assets outstanding. As of December 31, 2022 there were $24 million of assets outstanding.
The following table summarizes the effect of interest rate derivative instruments reflected in rent expense within the Company’s consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$(1)	$(1)	$(1)
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s consolidated statements of comprehensive income (loss) (in millions):

	Year Ended December 31,
	2023	2022	2021
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$1	$1	$1
Interest rate derivative contract gains (losses), net of tax	(2)	3	—
Total	$(1)	$4	$1
As of December 31, 2023, $7 million is included in AOCI/L related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the Company’s consolidated statements of operations over the aircraft or engine lease term.
7. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	December 31,
	2023	2022
Passenger and other taxes and fees payable	$125	$113
Salaries, wages and benefits	107	104
Aircraft maintenance	76	63
Station obligations	69	57
Fuel liabilities	35	34
Leased aircraft return costs	1	84
Other current liabilities	48	63
Total other current liabilities	$461	$518

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

8. Debt
The Company’s debt obligations are as follows (in millions):

	December 31,
	2023	2022
Secured debt:
Pre-delivery credit facility(a)	$312	$277
Floating rate building note(b)	16	17
Unsecured debt:
Affinity card advance purchase of miles(c)	80	71
PSP Promissory Notes(d)	66	66
Total debt	474	431
Less current maturities of long-term debt	(251)	(157)
Less debt acquisition costs and other discounts, net	(4)	(2)
Long-term debt, net	$219	$272
_________________
(a)The Company, through an affiliate, entered into the PDP facility with Citibank, N.A., as facility agent, in December 2014 (as amended from time to time, the “PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320neo family aircraft deliveries (see Note 12) through the term of the facility, which extends through December 2026. In August 2023, the PDP Financing Facility was amended and restated to expand the number of financial institution participants as lenders and increase the total available capacity to $365 million, among other things. The Company capitalized $2 million in deferred financing costs related to the amendment during the year ended December 31, 2023, which reduced the carrying value of the loan on the Company’s consolidated balance sheet. These costs will be amortized on a straight-line basis over the life of the facility.
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
(b)Represents a note with a commercial bank related to the Company’s headquarters building. Under the terms of the note, the Company began repaying the outstanding principal balance with quarterly payments beginning in January 2022 and continuing until the maturity date in June 2024, per the latest amendment. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. The interest rate of the one-month SOFR plus a margin is payable monthly.
(c)The Company entered into an agreement with Barclays in 2003 which, as amended, provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through, and including, January 15, 2028 based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning March 31, 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
(d)As a result of the Company’s participation in the payroll support programs offered by the Treasury, the Company obtained a series of 10-year, low-interest loans from the Treasury (collectively, the “PSP Promissory Notes”) that are due between 2030 to 2031. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.
In connection with the term loan facility entered into with the Treasury on September 28, 2020 (the “Treasury Loan”), which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. The initial fair value of these warrants upon issuance was treated as a loan discount, which reduced the carrying value of the related Treasury Loan and PSP Promissory Notes, and is amortized utilizing the effective interest method as interest expense in the Company’s consolidated statements of operations over the term of each loan. These awards were originally classified as liability-based awards within other current liabilities on the Company’s consolidated balance sheets, with periodic mark to market remeasurements included in interest expense in the Company’s consolidated statements of operations given the Company only had the option of settling in cash prior to being publicly traded. As a result of the IPO, the Company has the intent and

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

ability to settle the warrants issued to the Treasury in shares and, as a result, as of April 6, 2021, the Company reclassified the warrant liability to additional paid-in capital on the Company’s consolidated balance sheets and is no longer required to mark to market the warrants. The Company recorded no mark to market adjustments during the years ended December 31, 2023 and 2022, and $22 million in mark to market adjustments during the year ended December 31, 2021, to interest expense within the Company’s consolidated statements of operations. The Treasury has not exercised any warrants as of December 31, 2023.
Cash payments for interest related to debt were $28 million, $14 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of December 31, 2023 and 2022, the Company did not have any outstanding letters of credit that were drawn upon.
As of December 31, 2023, future maturities of debt are payable as follows (in millions):

Total
Year Ending
2024	$252
2025	76
2026	—
2027	—
2028	66
Thereafter	80
Total debt principal payments	$474
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of December 31, 2023, the Company was in compliance with all of its covenants.
9. Operating Leases
Aircraft
As of December 31, 2023, the Company leased 136 aircraft with remaining terms ranging from 1 year to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets. In addition, as of December 31, 2023, the Company leased 35 spare engines which are all under operating leases, with the remaining term ranging from 1 month to 12 years. As of December 31, 2023, the lease rates for 14 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the years ended December 31, 2023, 2022 and 2021, the Company executed sale-leaseback transactions with third-party lessors for 11, 13, and 13 new Airbus A320neo family aircraft, respectively, and also entered into direct leases for 10 new Airbus A320neo family aircraft during the year ended December 31, 2023. The Company did not enter into any direct leases during the years ended December 31, 2022 and 2021. Additionally, the Company completed sale-leaseback transactions for four engines during each of the years ended December 31, 2023 and 2022, and two engines during the year ended December 31, 2021. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $147 million, $87 million and $60 million during the years ended December 31, 2023, 2022 and 2021, respectively, which are included as a component of other operating expenses within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

In May 2021, the Company entered into an early termination and buyout agreement with one of its lessors for six aircraft previously owned by the Company. Of the four A319 aircraft originally scheduled to be returned in December 2021, two were returned during the second quarter of 2021 and two were returned during the third quarter of 2021. Additionally, two A320ceo aircraft were returned as scheduled during the fourth quarter of 2021. The early returns of these aircraft retired the remaining A319 aircraft in the Company’s fleet. As a result of this early termination and buyout arrangement, the Company recorded a $10 million charge included as a component of aircraft rent within the Company’s consolidated statements of operations for the year ended December 31, 2021 related to the accelerated rent and lease return obligations of the A319 aircraft returned early.
Aircraft Rent Expense and Maintenance Obligations
During the years ended December 31, 2023, 2022 and 2021, aircraft rent expense was $554 million, $556 million and $530 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable, and any impact from changes in those estimates, was $(2) million, $(1) million and $(3) million for the years ended December 31, 2023, 2022 and 2021, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $20 million, $90 million and $61 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company’s total leased aircraft return cost liability was $26 million and $102 million, respectively, and are reflected in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of December 31, 2023 and 2022, the Company had aircraft maintenance deposits that are expected to be recoverable of $96 million and $117 million, respectively, on the Company’s consolidated balance sheets of which $12 million was included in accounts receivable as of December 31, 2023 and 2022, net on the Company’s consolidated balance sheets as the eligible maintenance has been performed. The remaining $84 million and $105 million are included within aircraft maintenance deposits on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of December 31, 2023, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be $3 million per year for the years 2024 through 2026, $4 million for 2027 through 2028 and $1 million thereafter, before consideration of reimbursements.
In 2023, the Company extended the term for certain aircraft and spare engine operating leases that were slated to expire in 2023 and 2024, respectively. As a result of six aircraft and five engine extension events, for the year ended December 31, 2023, the Company recorded a benefit of $53 million to aircraft rent in the Company’s consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft and engine operating leases, such variable return costs are no longer probable of occurring.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

For these leases, the contractual term is used as the lease term. As of December 31, 2023, the remaining lease terms vary from one month to eleven years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s consolidated balance sheets as a right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to eight years as of December 31, 2023.
Lessor Concessions
In response to the COVID-19 pandemic, beginning in 2020, the Company was granted payment deferrals on leases included in the Company’s right-of-use assets for certain aircraft and engines from lessors along with airport facilities and other vendors that are not included in the Company’s right-of-use assets. As these deferred payments are made, the Company will recognize the deferred payments in aircraft rent or station operations, as applicable, in the Company’s consolidated statements of operations. The payback of all previous aircraft and engine rent deferrals was completed as of December 31, 2021, and, therefore, there was no impact to aircraft rent in the Company’s consolidated statement of operations for the years ended December 31, 2023 and 2022. The payback of station deferrals decreased operating cash flows and unfavorably impacted station operations within the Company’s results of operations by $2 million and $3 million for the years ended December 31, 2023 and 2022, respectively. The deferrals for the year ended December 31, 2021 decreased operating cash flows and unfavorably impacted the Company’s results of operations by $22 million, including a $31 million unfavorable impact to aircraft rent and a $9 million favorable impact to station operations in the Company’s consolidated statement of operations. As of December 31, 2023, the Company had $6 million in station deferrals which will be recognized to station operations within the Company’s consolidated statements of operations in future periods as the deferrals are repaid.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Lease Position
The table below presents the lease-related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 (in millions):

		December 31,
	Balance Sheet Classification	2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$2,964	$2,484
Liabilities
Current operating leases	Current maturities of operating leases	$549	$465
Long-term operating leases	Long-term operating leases	2,440	2,034
Total lease liabilities		$2,989	$2,499
Weighted-average remaining lease term
Operating leases		9 years	8 years
Weighted-average discount rate
Operating leases		6.23%	5.39%
Lease Costs
The table below presents certain information related to lease costs for operating leases during the years ended December 31, 2023, 2022 and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost(a)	$539	$478	$454
Variable lease cost(a)	304	219	284
Total lease costs	$843	$697	$738
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows as of December 31, 2023 (in millions) for each of the next five years and total of the remaining years to the operating lease liability recorded on the Company’s consolidated balance sheet:

Total
Operating Leases
2024	$566
2025	563
2026	500
2027	434
2028	352
Thereafter	1,417
Total undiscounted minimum lease rentals	3,832
Less: amount of lease payments representing interest	(843)
Present value of future minimum lease rentals	2,989
Less: current obligations under operating leases	(549)
Long-term operating lease obligations	$2,440
During the years ended December 31, 2023 and 2022, the Company acquired, through new operating leases, operating lease assets totaling $864 million and $405 million, respectively, which are included in operating lease right-of-use assets on the Company’s consolidated balance sheets. During the years ended December 31, 2023, 2022 and 2021, the Company paid cash of $535 million, $464 million and $461 million net of lessor incentives received, respectively, for amounts included in the measurement of lease liabilities.
10. Stock-Based Compensation
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $14 million, $15 million and $11 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s consolidated statements of operations. The stock-based compensation expense is related to stock options and restricted stock units. The total income tax benefit recognized in the income statement for stock-based compensation expenses was $3 million for each of the years ended December 31, 2023 and 2022, and $2 million for the year ended December 31, 2021. The Company also recognized additional income tax benefits of $5 million, $1 million, and $8 million for each of the years ended December 31, 2023, 2022, and 2021, respectively, for which options were exercised or restricted shares vested.
Stock Options and Restricted Stock Units
In April 2014, FGHI approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock were reserved for issuance. Concurrently with the Company’s IPO, on April 1, 2021 the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock, as well as the 11 million issued awards from the 2014 Plan that were still outstanding plus any subsequently forfeited awards or awards that lapse unexercised after April 1, 2021, to be available for future issuances of stock-based compensation awards to be granted to members of the Board of Directors and certain employees and consultants. Additionally, shares available for issuance under the 2021 Plan will be subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s Board of Directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

options. On January 1, 2023, 2,178,758 shares were added to the 2021 Plan as a result of the annual increase. As of December 31, 2023, there were 5 million shares available for issuance.
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
A summary of stock option activity during the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Grant Date Fair Value (in millions)
Outstanding at January 1, 2023	7,373,678	$1.96	$7
Issued	—	$—	—
Exercised	(4,322,711)	$0.29	—
Forfeited	(28,500)	$10.93	—
Outstanding at December 31, 2023	3,022,467	$4.27	$7
Exercisable at December 31, 2023	3,022,467	$4.27	$7
There were no stock options granted during the years ended December 31, 2023, 2022, and 2021. During the years ended December 31, 2023, 2022, and 2021, 4,322,711, 277,729 and 2,202,895 vested stock options were exercised, respectively, with an intrinsic value of $26 million, $3 million and $32 million, respectively. As of December 31, 2023, the aggregate intrinsic value of outstanding options was $6 million.
As of December 31, 2023, there were no unvested options remaining and therefore, there was no unrecognized compensation costs related to options. Additionally, as of December 31, 2023, exercisable options and outstanding options both have a remaining weighted-average contractual term of 2.4 years.
Restricted Stock Units
Restricted stock units (“RSUs”) in FGHI are valued at the fair value of FGHI’s common stock on the date of grant. Each RSU represents the right to receive one share of common stock upon vesting of such RSU. Vesting of RSUs is based on time-based service conditions, approximately one year of continuous service for the Company’s Board of Directors and three to four years of continuous service for all other employees. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Generally, within 30 days after the vesting date, the shares underlying the RSU will be issued to the participant. Compensation expense, net of forfeitures as incurred on a specific identification basis, is recognized on a straight-line basis over the requisite service period.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

A summary of RSU activity during the years ended December 31, 2023, 2022 and 2021 is presented below:

	2023		2022		2021
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	2,395,509	$12.24	1,970,294	$12.47	2,020,650	$10.54
Issued	6,176,938	$5.88	1,344,532	$11.96	899,800	$14.70
Vested	(800,189)	$11.55	(533,065)	$12.48	(543,879)	$10.23
Forfeited	(549,950)	$12.17	(73,711)	$11.98	(205,542)	$10.62
Repurchased (a)	(443,720)	$12.21	(312,541)	$12.14	(200,735)	$11.00
Outstanding at December 31	6,778,588	$6.53	2,395,509	$12.24	1,970,294	$12.47
________________
(a) Represents withholdings to cover tax obligations on vested shares when applicable.
The total fair value of RSUs vested was $13 million, $10 million and $11 million, during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $33 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.5 years.
Liability-Classified Awards
On December 3, 2013, to give effect to the reorganization of the Company’s corporate structure, an agreement was reached to amend and restate a phantom equity agreement with the Company’s pilots. Under the terms of this agreement, when an amendment to the underlying collective bargaining agreement was approved, the Company’s pilots employed by Frontier in June 2011, (the “Participating Pilots”), through their agent, FAPAInvest, LLC, received phantom equity units. Each unit represented the right to receive common stock or cash in connection with certain events, including a qualifying initial public offering, such stock to be distributed or cash paid to the Participating Pilots in 2020 and 2022 based on a predetermined formula. In accordance with the amended and restated phantom equity agreement, the obligation became fixed as of December 31, 2019 and was no longer subject to valuation adjustments. As of December 31, 2019, the final associated liability was $137 million, of which $111 million was paid during the year ended December 31, 2020 and the remaining $26 million was paid during the year ended December 31, 2022.
11. Employee Retirement Plans
The Company recorded $65 million, $56 million and $46 million in expense related to matching contributions to employee retirement plans for the years ended December 31, 2023, 2022 and 2021, respectively. This is recorded as a component of salaries, wages and benefits in the Company’s consolidated statements of operations.
Frontier 401(k) Plan
The Company sponsors The Frontier Airlines, Inc. 401(k) Retirement Plan (the “Frontier 401(k) Plan”) under Section 401(k) of the Internal Revenue Code. This plan excludes pilots, who are covered under a separate plan discussed below. Under the Frontier 401(k) Plan, the Company matches 50% of each eligible participant’s contribution, up to 2% of their compensation for maintenance employees and up to 6% of their compensation for all other employees, excluding flight attendants and dispatchers, whose contributions are matched at 100% of up to 6% of their compensation. Contributions for employees begin after 60 days of employment and vest 25% per year over four years. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. The plan is subject to the annual IRS elective deferral limit of $22,500 for 2023, $20,500 for 2022 and $19,500 for 2021.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

FAPA Plan
The Company also established the Frontier Airlines, Inc. Pilots Retirement Plan (the “FAPA Plan”), a defined contribution retirement plan for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots Association (“FAPA”). Effective September 1, 2016, pilots are no longer represented by FAPA and are represented by the Air Line Pilots Association (“ALPA”), however the FAPA Plan remained in effect under the collective bargaining agreement with ALPA. Under the latest collective bargaining agreement with the pilots, effective as of January 2019 for a five year period, the Company match no longer occurs under this plan, and instead, the Company makes nonelective contributions on behalf of each eligible pilot equal to a percentage of the pilot’s compensation, ranging from 12% to 15% over the term of the collective bargaining agreement (see Note 12). The nonelective contributions are subject to vesting based on years of service. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. The plan is subject to the annual IRS elective deferral limit of $22,500 for 2023, $20,500 for 2022 and $19,500 for 2021.
12. Commitments and Contingencies
Flight Equipment Commitments
As of December 31, 2023, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2024	—	23	23	2
2025	17	25	42	4
2026	19	22	41	4
2027	21	21	42	3
2028	10	30	40	2
Thereafter	—	22	22	—
Total	67	143	210	15
___________________
(a)    While the schedule presented reflects the contractual delivery dates as of December 31, 2023, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of December 31, 2023, the Company had commitments to purchase an aggregate of 67 A320neo and 143 A321neo aircraft, with deliveries expected through 2029 per the latest delivery schedule. The Company has the option to convert 18 A320neo aircraft to A321XLR aircraft under certain terms and conditions. Since the option has not been exercised, this conversion right is not reflected in the table above.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
2024	$1,391
2025	2,500
2026	2,358
2027	2,448
2028	2,403
Thereafter	1,356
Total	$12,456
Litigation and Other Contingencies
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. In December 2023, the DOT sent the Company a request for information to assist its investigation into whether the Company cared for its customers as required by law during Winter Storm Elliott, which caused significant operational disruptions and spanned from December 21, 2022 to January 2, 2023, which included providing adequate customer service assistance, prompt flight status notifications, and proper and timely refunds. The Company is fully cooperating with the DOT request.
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
The ultimate outcome of legal actions is unpredictable and can be subject to significant uncertainties, and it is difficult to determine whether any loss is probable or even possible. Additionally, it is also difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Thus, actual losses may be in excess of any recorded liability or the range of reasonably possible loss. The Company believes the ultimate outcome of any potential lawsuits, proceedings and reviews will likely not, individually or in the aggregate, have a material adverse effect on its consolidated financial position, liquidity or results of operations and that the Company’s current accruals cover matters where loss is deemed probable and can be reasonably estimated.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Employees
The Company has seven union-represented employee groups that together represented approximately 86% of all employees as of December 31, 2023. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of December 31, 2023:

			Percentage of Workforce
Employee Group	Representative	Amendable Date (a)	December 31, 2023
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	29%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	49%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028(e)	1%
Material Specialists	IBT	March 2022(d)	<1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)Subject to standard early opener provisions.
(b)ALPA filed for meditation through the National Mediation Board in January 2024 and the first mediation session is scheduled for March 2024.
(c)In November 2023, AFA-CWA exercised their contractual right to open negotiations early. Negotiations are currently ongoing.
(d)The Company’s collective bargaining agreements with its aircraft appearance agents, material specialists, and maintenance controllers, each represented by IBT, were still amendable as of December 31, 2023, and negotiations are ongoing; however, the agreements are operating under their current arrangements until amendments have been reached.
(e)On August 4, 2023, the Company finalized a collective bargaining agreement with its dispatchers, represented by TWU, which will be amendable in August 2028.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $5 million for health care claims estimated to be incurred but not yet paid as of December 31, 2023 and 2022, which are included as a component of other current liabilities on the Company’s consolidated balance sheets.
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
13. Stockholders’ Equity
Common Stock
As of December 31, 2023, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
The Company had 222,998,790 and 217,875,890 shares of common stock outstanding as of December 31, 2023 and 2022, respectively. All of the Company’s issued and outstanding shares of common stock are duly authorized, validly issued, fully paid and nonassessable. Each holder of the Company’s common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Holders of the Company’s common stock have no preemptive, subscription or other rights, and no redemption or sinking fund provisions applicable to the Company’s common stock exist.
During each of the years ended December 31, 2023, 2022 and 2021, there were no dividends declared. There were no dividends paid for the year ended December 31, 2023 and less than $1 million was paid in distributions to those with other participating rights for each of the years ended December 31, 2022 and 2021. There were no dividends payable as of December 31, 2023 and 2022.
14. Net Earnings (Loss) per Share
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic:
Net income (loss)	$(11)	$(37)	$(102)
Less: net income attributable to participating rights	—	—	—
Net income (loss) attributable to common stockholders	$(11)	$(37)	$(102)
Weighted-average common shares outstanding, basic	220,097,989	217,601,373	211,436,542
Net earnings (loss) per share, basic	$(0.05)	$(0.17)	$(0.48)
Diluted:
Net income (loss)	$(11)	$(37)	$(102)
Less: net income attributable to participating rights	—	—	—
Net income (loss) attributable to common stockholders	$(11)	$(37)	$(102)
Weighted-average common shares outstanding, basic	220,097,989	217,601,373	211,436,542
Effect of dilutive potential common shares	—	—	—
Weighted-average common shares outstanding, diluted	220,097,989	217,601,373	211,436,542
Net earnings (loss) per share, diluted	$(0.05)	$(0.17)	$(0.48)
Due to the net loss for the years ended December 31, 2023, 2022 and 2021, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.
15. Income Taxes
The components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(1)	$—	$(10)
State and local	1	—	—
Current income tax expense (benefit)	—	—	(10)
Deferred:
Federal	41	(7)	(32)
State and local	2	(1)	(1)
Foreign	—	—	1
Deferred income tax expense (benefit)	43	(8)	(32)
Total income tax expense (benefit)	$43	$(8)	$(42)

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.4	1.7	1.6
Valuation allowance	115.8	—	—
Employee benefits	6.6	(1.6)	—
State refund adjustment	3.7	—	—
Executive compensation limitation	3.6	(3.9)	(0.5)
Change in state effective rate	0.9	0.8	—
Return to provision adjustment	—	(2.9)	—
Nondeductible warrants	—	—	(3.5)
Other non-deductible expenses	1.4	—	—
Excess tax benefits of stock-based compensation	(17.2)	1.2	5.2
Reserves for uncertain tax positions, net	(3.0)	0.6	6.2
Other	0.2	0.9	(0.8)
Effective income tax rate	134.4%	17.8%	29.2%
The effective tax rate for the year ended December 31, 2023 is higher than the statutory rate, primarily due to the establishment of valuation allowances against the Company’s U.S. Federal and State net operating loss (“NOL”) carryforwards and limitations on the deductibility of employee benefits and compensation provided to certain executives pursuant to Internal Revenue Code section 162(m), partially offset by windfall benefits recognized on the exercise of stock options. The effective tax rate for the year ended December 31, 2022 is lower than the statutory rate, primarily due to limitations on compensation provided to certain executives pursuant to Internal Revenue Code section 162(m) and return to provision adjustments, partially offset by state taxes, net of federal benefit and excess tax benefits of stock-based compensation. The effective tax rate for the year ended December 31, 2021 was greater than the statutory rate, primarily attributable to the release of the reserves related to uncertain tax positions for which the statute of limitations has expired and excess tax benefits associated with the Company’s stock-based compensation arrangements, partially offset by non-deductible interest from the mark to market adjustments from the warrants issued to the Treasury as part of the Company’s participation in the PSPs and the Treasury Loan.
The Company had net tax payments/(refunds) of less than $1 million, less than $1 million and $(158) million for the years ended December 31, 2023, 2022 and 2021, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The following table shows the components of the Company’s deferred tax assets and liabilities (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Operating lease liability	$669	$568
Net operating losses	75	50
Nondeductible accruals	30	42
Deferred revenue	16	14
Income tax credits	2	1
Valuation allowance	(48)	(8)
Other	13	10
Deferred tax assets	$757	$677
Deferred tax liabilities:
Right-of-use asset	$(658)	$(559)
Property and equipment	(55)	(41)
Maintenance deposits	(19)	(24)
Intangibles	(6)	(6)
Other	(27)	(14)
Deferred tax liabilities	(765)	(644)
Net deferred tax assets (liabilities)	$(8)	$33
As of December 31, 2023, the Company’s net deferred tax liability balance was $8 million, and was classified within other long-term liabilities on the Company’s consolidated balance sheet. This balance included $75 million of deferred tax assets related to NOL carry forwards which are made up of $53 million of federal NOLs, which do not expire, $11 million of state NOLs, which expire from one year to having no expiration, and $11 million of foreign NOLs, which expire in seven years. The Company recognizes a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
The Company considers all available positive and negative evidence in determining the need for a valuation allowance. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future profitability to utilize deferred tax assets.
The Company concluded that as of December 31, 2023, it is more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance of $37 million against its deferred tax assets for U.S. Federal and State NOL carryforwards, which reflects the impact of expected income generated as a result of future reversals of existing taxable temporary differences. Further, the Company recorded a valuation allowance of $3 million related to its foreign deferred tax asset NOLs during 2023, which was fully offset by a corresponding reversal of a U.S. federal deferred tax liability.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table shows the components of the Company’s unrecognized tax benefits related to uncertain tax positions (in millions):

	2023	2022	2021
Unrecognized tax benefits at January 1	$1	$1	$10
Decrease for tax positions taken during prior period	(1)	—	(9)
Increase for tax positions taken during current period	—	—	—
Unrecognized tax benefits at December 31	$—	$1	$1
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
It is reasonably possible that the amount of unrecognized tax benefit could change within the next 12 months, as the statute of limitations remains open for three preceding tax years; however, the Company has not identified any unrecognized tax benefits as of December 31, 2023. Should the amount of unrecognized tax benefit change, the Company will accrue interest related to unrecognized tax benefits in its provision for income taxes, and any associated penalties in other operating expenses. The amounts recorded in the Company’s consolidated financial statements related to interest and penalties were less than $1 million for each of the years ended December 31, 2023, 2022 and 2021.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates yearly. The Company's federal income tax returns for tax years 2020 and forward remain open. Additionally, various tax years remain open to examination by state and local taxing jurisdictions.
16. Fair Value Measurements
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

carried at cost, which management believes approximates fair value. As of December 31, 2023 and 2022, the Company had less than $1 million of restricted cash.
Interest Rate Derivative Contracts
Interest rate derivative contracts are valued under an income approach based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets and, therefore, they are classified as Level 2 inputs. Given the interest rate derivative contracts will be cash-settled upon exercise and that the market value will be done using overnight indexed swap (OIS) discounting, OIS discounting is applied to the income approach valuation.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$312	$316	$277	$277
Floating rate building note	16	16	17	17
Unsecured debt:
Affinity card advance purchase of miles	80	76	71	66
PSP Promissory Notes	66	57	66	52
Total debt	$474	$465	$431	$412
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements (in millions):

		Fair Value Measurements as of December 31, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$609	$609	$—	$—

		Fair Value Measurements as of December 31, 2022
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$761	$761	$—	$—
Interest rate derivative contracts	Other current assets	$24	$—	$24	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2023 and 2022.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

17. Related Parties
Management Services
Indigo Partners, LLC (“Indigo Partners”) manages an investment fund that is the controlling stockholder of the Company. The Company is assessed a quarterly fee by Indigo Partners for management services. The Company recorded $2 million for each of the years ended December 31, 2023, 2022 and 2021 for these fees, which are included as other operating expenses within the Company’s consolidated statements of operations.
Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018. Two of the Company’s directors are members of the board of directors of Volaris and one is an honorary director. As of December 31, 2023, Indigo Partners holds approximately 18% of the total outstanding common stock of Volaris.
In August 2018, the Company and Volaris began operating scheduled codeshare flights. Each party bears its own costs and expenses of performance under the codeshare agreement. The codeshare agreement is subject to automatic renewals and may be terminated by either party at any time upon the satisfaction of certain conditions.
18. The Proposed Merger with Spirit Airlines, Inc. (“Spirit”)
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
During the year ended December 31, 2023, the Company recorded $1 million in expenses related to the proposed Merger within transaction and merger-related costs, net in the Company’s consolidated statement of operations, which included merger-related retention bonus expense for all eligible employees who were subject to CARES Act compensation restrictions. During the year ended December 31, 2022, the Company recorded $10 million in net expenses related to the proposed Merger within transaction and merger-related costs, net in the Company’s consolidated statement of operations. These costs included $19 million in retention bonus expense and $16 million in transaction costs, which were made up of banking, legal and accounting fees, among others, offset by $25 million received from Spirit for reimbursement of incurred Merger-related expenses in accordance with the termination provisions set forth in the Merger Agreement.
The Merger Agreement provides that in the event that Spirit, within twelve months following the termination of the Merger Agreement, consummates an acquisition with another acquiror or enters into a definitive written agreement providing for an acquisition with another acquiror, which is ultimately consummated, the Company will be owed an additional $69 million. Although Spirit entered into a definitive written agreement providing for an acquisition with another acquiror within this twelve-month period ending July 27, 2023, the acquisition has not been consummated and therefore no amounts have been recognized on the consolidated balance sheets and in the statements of operations for the year ended December 31, 2023 and 2022.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives and, as noted above, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2023. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement,” except as follows:
On November 22, 2023, Barry L. Biffle, our Chief Executive Officer, and Mr. Biffle’s spouse, as trustee for a trust holding shares of our common stock for the benefit of Mr. Biffle’s child (the “Biffle Trust”) terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) originally adopted on June 9, 2023 for the sale of up to 2,226,972 shares of our common stock by Mr. Biffle and up to 75,000 shares of our common stock by the Biffle Trust, until February 15, 2024. Subsequently, on November 22, 2023, Mr. Biffle and Mr. Biffle’s spouse adopted a Rule 10b5-1(c) trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,226,972 shares of our common stock by Mr. Biffle and up to 75,000 shares of our common stock by the Biffle Trust, with a duration until August 5, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	10-K	001-40304	2/22/2023	3.2

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40304	2/23/2022	4.1

4.2	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.3	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	001-40304	4/6/2021	4.1

4.4†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.35

4.5	Form of PSP Warrant (incorporated by reference to Annex B of Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.36

4.6	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.38

4.7	Form of Warrant (incorporated by reference to Annex B of Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.39

4.8	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.43

4.9	Form of PSP2 Warrant (incorporated by reference to Annex B of Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed on March 8, 2021).	S-1	333-254004	3/8/2021	10.44

4.10	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	001-40204	5/13/2021	4.5

4.11	Form of PSP3 Warrant (incorporated by reference to Annex B of Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021).	10-Q	001-40204	5/13/2021	4.6

10.1(a)#	2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(b)

10.1(c)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement for Non-Employee Directors.	S-1	333-254004	3/8/2021	10.2(c)

10.1(d)#	Form of Restricted Stock Unit Award Grant Notice and RSU Award Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(d)

10.2(a)#	2021 Incentive Award Plan.	S-1/A	333-254004	3/23/2021	10.3(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan, effective for grants after October 25, 2023.					X

10.3#	Form of Indemnification Agreement for directors and officers.	S-1	333-254004	3/8/2021	10.4

10.4#	Form of Bonus Letter	8-K	001-40204	6/21/2021	10.1

10.5#	Employment Agreement, dated as of March 15, 2016, by and between Frontier Airlines, Inc. and Barry L. Biffle.	S-1	333-254004	3/8/2021	10.5

10.6(a)#	Amended and Restated Employment Agreement, dated as of April 13, 2017, by and between Frontier Airlines, Inc. and James G. Dempsey.	S-1	333-254004	3/8/2021	10.6

10.6(b)#	Amendment to Amended and Restated Employment Agreement, dated as of October 16, 2023, by and between Frontier Airlines, Inc. and James G. Dempsey.					X

10.7#	Employment Letter, dated as of October 16, 2023, by and between Frontier Airlines, Inc. and Mark C. Mitchell.					X

10.8#	Employment Letter, dated as of June 30, 2014, by and between Frontier Airlines, Inc. and Howard M. Diamond.	S-1	333-254004	3/8/2021	10.8

10.9#	Employment Letter, dated as of February 13, 2019, by and between Frontier Airlines, Inc. and Trevor J. Stedke.	S-1	333-254004	3/8/2021	10.11

10.10#	Employment Letter, dated as of August 25, 2023, by and between Frontier Airlines, Inc. and Rajat Khanna.					X

10.11#	Non-Employee Director Compensation Program, as amended on February 8, 2023.	10-Q	001-40304	5/3/2023	10.1

10.12#	Professional Services Agreement, dated December 3, 2013, by and among Indigo Partners LLC, Frontier Airlines Holdings, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.14

10.13#	Subscription Agreement, dated as of December 3, 2013, by and between Falcon Acquisition Group, Inc. and Indigo Frontier Holdings Company, LLC.	S-1	333-254004	3/8/2021	10.15

10.14(a)†	Airbus A320 Family Aircraft Purchase Agreement, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(a)

10.14(b)†	Amended and Restated Letter Agreement No. 1, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(b)

10.14(c)†	Third Amended and Restated Letter Agreement No. 2, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(c)

10.14(d)†	Second Amended and Restated Letter Agreement No. 3, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(d)

10.14(e)†	Amended and Restated Letter Agreement No. 4, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(e)

10.14(f)†	Letter Agreement No. 5, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(f)

10.14(g)†	Letter Agreement No. 6A, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(g)

10.14(h)†	Letter Agreement No. 6B, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(h)

10.14(i)†	Letter Agreement No. 6D, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(i)

10.14(j)†	Letter Agreement No. 6D-1, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(j)

10.14(k)†	Letter Agreement No. 6D-2, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(k)

10.14(l)†	Letter Agreement No. 6D-3, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(l)

10.14(m)†	Amended and Restated Letter Agreement No. 7, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(m)

10.14(n)†	Letter Agreement No. 8, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(n)

10.14(o)†	Letter Agreement No. 9, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(o)

10.14(p)†	Amended and Restated Letter Agreement No. 10, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(p)

10.14(q)†	Letter Agreement No. 11, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(q)

10.14(r)†	Amendment No. 1 to Airbus A320 Family Aircraft Purchase Agreement, dated as of January 10, 2013, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(q)

10.14(s)†	Amendment No. 2 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 3, 2013, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(r)

10.14(t)†	Amendment No. 3 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(s)

10.14(u)†	Amendment No. 4 to Airbus A320 Family Aircraft Purchase Agreement, dated as of August 7, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(t)

10.14(v)†	Amendment No. 5 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(u)

10.14(w)†	Amendment No. 6 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 1, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(v)

10.14(x)†	Amendment No. 7 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(w)

10.14(y)†	Amendment No. 8 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 16, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(x)

10.14(z)†	Amendment No. 9 to Airbus A320 Family Aircraft Purchase Agreement, dated as of May 4, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(y)

10.14(aa)†	Amendment No. 10 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 2, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(z)

10.14(bb)†	Amendment No. 11 to Airbus A320 Family Aircraft Purchase Agreement, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(bb)

10.14(cc)†	Amendment No. 12 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 31, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/22/2023	10.17(cc)

10.14(dd)†	Amendment No. 13 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 16, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/22/2023	10.17(dd)

10.14(ee)†	Amendment No. 14 to Airbus A320 Family Purchase Agreement, dated as of March 31, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	5/3/2023	10.2

10.14(ff)†	Amendment No. 15 to Airbus A320 Family Purchase Agreement, dated as of June 28, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.1

10.14(gg)†	Amendment No. 16 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/26/2023	10.1

10.14(hh)†	Amendment No. 17 to Airbus A320 Family Purchase Agreement, dated as of September 28, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/26/2023	10.2

10.14(ii)†	Letter Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(aa)

10.15(a)†	Airbus A321 Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(a)

10.15(b)†	Letter Agreement No. 5, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(b)

10.15(c)†	Letter Agreement No. 6A, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(c)

10.15(d)†	Letter Agreement No. 6B, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(d)

10.15(e)†	Letter Agreement No. 8, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(e)

10.15(f)†	Letter Agreement No. 9, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(f)

10.16(a)†	Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 15, 2020, by and between Frontier Airlines, Inc. and Barclays Bank Delaware, formerly known as Juniper Bank.	S-1/A	333-254004	3/18/2021	10.18

10.16(b)†	First Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of June 29, 2021, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.6

10.16(c)†	Second Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of May 23, 2023, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.7

10.17(a)†	General Terms Agreement No. 6-13616, dated as of June 30, 2000, by and between Frontier Airlines, Inc., CFM International, Inc. and Societe Nationale D’Etude et de Construction de Monteurs d’Aviation.	S-1	333-254004	3/8/2021	10.19(a)

10.17(b)†	Letter Agreement No. 1, dated as of June 30, 2000, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(b)

10.17(c)†	Letter Agreement No. 2, dated as of November 20, 2002, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(c)

10.17(d)†	Letter Agreement No. 3, dated as of August 1, 2003, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(d)

10.17(e)†	Letter Agreement No. 4, dated as of March 26, 2004, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(e)

10.17(f)†	Letter Agreement No. 5, dated as of April 11, 2006, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(f)

10.17(g)	Amendment No. 1 to GTA 6-13616, dated as of June 6, 2009, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(g)

10.17(h)†	Letter Agreement No. 7, dated as of October 25, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(h)

10.17(i)†	Letter Agreement No. 8, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(i)

10.17(j)†	Letter Agreement No. 9, dated as of August 3, 2015, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(j)

10.18(a)†	General Terms Agreement No. CFM-1 1-2576101711, dated as of October 17, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(a)

10.18(b)†	Letter Agreement No. 1 to General Terms Agreement No. CFM-1 1-2576101711, dated as of October 26, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(b)

10.18(c)†	Amendment No. 1 to Letter Agreement No. 1, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(c)

10.19†	Purchase Terms Agreement (Material-Single Event), dated as of November 5, 2014, by and between Frontier Airlines, Inc. and Lufthansa Technik AG.	S-1	333-254004	3/8/2021	10.21

10.20(a)†	Navitaire Hosted Services Agreement, dated as of June 20, 2014, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(a)

10.20(b)†	Amendment No. 1 to Navitaire Hosted Services Agreement, dated as of March 1, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(b)

10.20(c)†	Amendment No. 2 to Navitaire Hosted Services Agreement, dated as of April 10, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(c)

10.20(d)†	Amendment No. 3 to Navitaire Hosted Services Agreement, dated as of January 1, 2016, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(d)

10.21(a)†	Ninth Amended and Restated Credit Agreement, dated as of August11, 2023, by and among Vertical Horizons, Ltd., as borrower, Citibank, N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on Schedule I thereto.	10-Q	001-40304	10/26/2023	10.3

10.21(b)†	Amendment No. 1 to Ninth Amended and Restated Credit Agreement, dated as of October 13, 2023, by and among Vertical Horizons, Ltd., as borrower, Citibank N.A., as facility agent and arranger, Bank of Utah, not in its individual capacity but solely as security trustee, and each lender identified on the signature pages thereto.	10-Q	001-40304	10/26/2023	10.4

10.22(a)	Guarantee, dated as of December 23, 2014, by Frontier Airlines Holdings, Inc. for the benefit of Airbus S.A.S.	S-1	333-254004	3/8/2021	10.24(a)

10.22(b)	Guarantee, dated as of December 23, 2014, by Frontier Airlines, Inc. for the benefit of Airbus S.A.S.	S-1	333-254004	3/8/2021	10.24(b)

10.23	Ninth Amended and Restated Guarantee, dated as of August 11, 2023, by Frontier Airlines, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.	10-Q	001-40304	10/26/2023	10.5

10.24	Ninth Amended and Restated Guarantee, dated as of August 11, 2023, by Frontier Airlines Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.	10-Q	001-40304	10/26/2023	10.6

10.25†	Second Amended and Restated Guarantee, dated as of August 11, 2023, by Frontier Group Holdings, Inc., as guarantor, in favor of Bank of Utah, not in its individual capacity but solely as security trustee.	10-Q	001-40304	10/26/2023	10.7

10.26(a)†	Amended and Restated Step-In Agreement, dated as of August 11, 2023, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.	10-Q	001-40304	10/26/2023	10.8

10.26(b)†	Amendment to Amended and Restated Step-In Agreement, dated as of October 13, 2023, by and among Vertical Horizons, Ltd., Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.	10-Q	001-40304	10/26/2023	10.9

10.27	Subordinated Loan Agreement, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and Vertical Horizons, Ltd.	S-1	333-254004	3/8/2021	10.28

10.28†	Fifth Amended and Restated CFMI Engine Benefits Agreement, dated as of March 19, 2020, by and among Vertical Horizons, Ltd., CFM International, Inc., Bank of Utah and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.29

10.29†	Master Services Agreement, dated April 26, 2023, by and among Frontier Airlines Holdings, Inc., on behalf of itself and Frontier Airlines, Inc., U.S. Bank National Association, acting through its Canadian branch, Elavon Company Canada, and Elavon Inc.	10-Q	001-40304	8/1/2023	10.5

10.30(a)†	Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(a)

10.30(b)†	Amendment No. 1 to Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(b)

10.31†	Codeshare Agreement, dated as of January 16, 2018, by and between Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.32

10.32	Promissory Note, dated as of April 30, 2020, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.33

10.33	Payroll Support Program Agreement, dated as of April 30, 2020, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.34

10.34†	Loan and Guarantee Agreement, dated as of September 28, 2020, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc., the United States Department of the Treasury and The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.37

10.35	Letter Agreement, dated as of January 15, 2021, among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and the United States Department of the Treasury and acknowledged by The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.40

10.36	Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.41

10.37	Promissory Note, dated as of January 15, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.42

10.38	Payroll Support Program Agreement, dated as of April 29, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	10-Q	001-40304	5/13/2021	10.8

10.39	Promissory Note, dated as of April 29, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	10-Q	001-40304	5/13/2021	10.9

10.40†
Fifth Amended and Restated IAE Engine Benefits Agreement A320neo and A321neo Aircraft (2022, 2023, 2024 and 2025 Deliveries), dated as of December 19, 2023, among Vertical Horizons, Ltd., International Aero Engines, LLC, Bank of Utah, not in its individual capacity but solely as security trustee, and Frontier Airlines, Inc.
						X

10.41(a)†	PW1100G-JM Engine Purchase and Support Agreement, dated as of April 13, 2020, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.46

10.41(b)†	Amendment No. 1 to PW1100G-JM Engine Purchase and Support Agreement, dated as of April 18, 2022, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	10-Q	001-40304	7/27/2022	10.9

19.1	Insider Trading Compliance Policy and Procedures					X

21.1	List of subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature pages hereto).					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Policy for Recovery of Erroneously Awarded Compensation of Frontier Group Holdings, Inc., dated as of October 2, 2023.	X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).	X
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

Date: February 20, 2024	By: /s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry L. Biffle, Mark C. Mitchell, and Howard M. Diamond, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry L. Biffle	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
Barry L. Biffle

/s/ Mark C. Mitchell	Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Mark C. Mitchell

/s/ Josh A. Wetzel	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Josh A. Wetzel

/s/ William A. Franke	Director (Chairman of the Board)	February 20, 2024
William A. Franke

/s/ Andrew S. Broderick	Director	February 20, 2024
Andrew S. Broderick

/s/ Josh T. Connor	Director	February 20, 2024
Josh T. Connor

/s/ Brian H. Franke	Director	February 20, 2024
Brian H. Franke

/s/ Robert J. Genise	Director	February 20, 2024
Robert J. Genise

/s/ Bernard L. Han	Director	February 20, 2024
Bernard L. Han

/s/ Ofelia Kumpf	Director	February 20, 2024
Ofelia Kumpf

/s/ Michael R. MacDonald	Director	February 20, 2024
Michael R. MacDonald

/s/ Patricia Salas Pineda	Director	February 20, 2024
Patricia Salas Pineda

/s/ Alejandro D. Wolff	Director	February 20, 2024
Alejandro D. Wolff