Form 10-Q
period 2024-03-31
Frontier Group Holdings, Inc.
filed 2024-05-02
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 223,958,245 shares of common stock, $0.001 par value per share, outstanding as of April 26, 2024.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2024 (the “2023 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q, as well as those risks and uncertainties set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the SEC, including our 2023 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$622	$609
Accounts receivable, net	98	93
Supplies, net	75	79
Other current assets	108	90
Total current assets	903	871
Property and equipment, net	330	309
Operating lease right-of-use assets	3,117	2,964
Pre-delivery deposits for flight equipment	394	407
Aircraft maintenance deposits	87	84
Intangible assets, net	27	28
Other assets	348	330
Total assets	$5,206	$4,993
Liabilities and stockholders’ equity
Accounts payable	$131	$134
Air traffic liability	328	253
Frequent flyer liability	11	10
Current maturities of long-term debt, net	265	251
Current maturities of operating leases	576	549
Other current liabilities	486	461
Total current liabilities	1,797	1,658
Long-term debt, net	201	219
Long-term operating leases	2,565	2,440
Long-term frequent flyer liability	34	35
Other long-term liabilities	125	134
Total liabilities	4,722	4,486
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 223,886,304 and 222,998,790 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	406	403
Retained earnings	85	111
Accumulated other comprehensive income (loss)	(7)	(7)
Total stockholders’ equity	484	507
Total liabilities and stockholders’ equity	$5,206	$4,993
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Passenger	$845	$830
Other	20	18
Total operating revenues	865	848
Operating expenses:
Aircraft fuel	263	292
Salaries, wages and benefits	233	203
Aircraft rent	159	131
Station operations	137	124
Maintenance, materials and repairs	49	45
Sales and marketing	40	40
Depreciation and amortization	16	11
Other operating	(1)	27
Total operating expenses	896	873
Operating income (loss)	(31)	(25)
Other income (expense):
Interest expense	(9)	(6)
Capitalized interest	9	6
Interest income and other	7	8
Total other income (expense)	7	8
Income (loss) before income taxes	(24)	(17)
Income tax expense (benefit)	2	(4)
Net income (loss)	$(26)	$(13)
Earnings (loss) per share:
Basic	$(0.12)	$(0.06)
Diluted	$(0.12)	$(0.06)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(26)	$(13)
Unrealized gains (losses) and amortization from cash flow hedges, net of adjustment for deferred tax benefit/(expense) of less than $(1) for the three months ended March 31, 2024 and $2 for the three months ended March 31, 2023. (Note 4)	—	(7)
Other comprehensive income (loss)	—	(7)
Comprehensive income (loss)	$(26)	$(20)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(26)	$(13)
Deferred income taxes	2	(4)
Depreciation and amortization	16	11
Gains recognized on sale-leaseback transactions	(71)	(40)
Stock-based compensation	4	4
Changes in operating assets and liabilities:
Accounts receivable	(4)	19
Supplies and other current assets	4	—
Aircraft maintenance deposits	(4)	(4)
Other long-term assets	(48)	(37)
Accounts payable	5	(8)
Air traffic liability	75	111
Other liabilities	25	(64)
Cash used in operating activities	(22)	(25)
Cash flows from investing activities:
Capital expenditures	(17)	(11)
Pre-delivery deposits for flight equipment, net of refunds	13	23
Other	(3)	(2)
Cash provided by (used in) investing activities	(7)	10
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	69	36
Principal repayments on debt	(74)	(38)
Proceeds from sale-leaseback transactions	48	51
Proceeds from the exercise of stock options	1	—
Tax withholdings on share-based awards	(2)	(5)
Cash provided by financing activities	42	44
Net increase in cash, cash equivalents and restricted cash	13	29
Cash, cash equivalents and restricted cash, beginning of period	609	761
Cash, cash equivalents and restricted cash, end of period	$622	$790
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
Net income (loss)	—	—	—	(13)	—	(13)
Shares issued in connection with vesting of restricted stock units	976,916	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(402,814)	—	(5)	—	—	(5)
Unrealized loss from cash flows hedges, net of tax	—	—	—	—	(7)	(7)
Stock option exercises	53,862	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2023	218,503,854	$—	$392	$109	$(13)	$488

Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
Net income (loss)	—	—	—	(26)	—	(26)
Shares issued in connection with vesting of restricted stock units	741,546	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(252,094)	—	(2)	—	—	(2)
Stock option exercises	398,062	—	1	—	—	1
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2024	223,886,304	$—	$406	$85	$(7)	$484
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
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 20, 2024 (the “2023 Annual Report”).
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations and is volatile and highly affected by economic cycles and trends.
Reclassifications
A reclassification of previously reported amounts has been made to conform to the current year’s presentation in the Company’s condensed consolidated statements of operations. The reclassification relates to the removal of transaction and merger-related costs and the reclassification of these costs into other operating expenses. This reclassification did not impact previously reported amounts on the Company’s condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of cash flows or condensed consolidated statements of stockholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2. Revenue Recognition
As of March 31, 2024 and December 31, 2023, the Company’s air traffic liability balance was $332 million and $259 million, respectively, which includes amounts classified within other long-term liabilities on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2024, 83% of the air traffic liability as of December 31, 2023 was recognized as passenger revenue within the Company’s condensed consolidated statements of operations. Of the air traffic liability balances as of March 31, 2024 and December 31, 2023, $48 million and $60 million, respectively, was related to unearned membership fees.
During the three months ended March 31, 2024 and 2023, the Company recognized $8 million and $10 million of revenue related to expected and actual expiration of customer rights to book future travel, respectively, in passenger revenues within the Company’s condensed consolidated statements of operations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Passenger revenues:
Fare	$324	$303
Non-fare passenger revenues:
Baggage	204	221
Service fees	216	217
Seat selection	64	72
Other	37	17
Total non-fare passenger revenue	521	527
Total passenger revenues	845	830
Other revenues	20	18
Total operating revenues	$865	$848
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Domestic	$802	$781
Latin America	63	67
Total operating revenues	$865	$848
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
3. Other Current Assets
Other current assets consist of the following (in millions):

	March 31, 2024	December 31, 2023
Supplier incentives	$67	$50
Prepaid expenses	19	21
Forgivable loans	15	13
Income tax and other taxes receivable	4	3
Other	3	3
Total other current assets	$108	$90
4. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, from time to time the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended March 31, 2024 and 2023, the Company did not enter into any swaps and, therefore, paid no upfront premiums for options. As of March 31, 2024, the Company had no interest rate hedges outstanding.
Assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s condensed consolidated balance sheets. There were no assets outstanding as of March 31, 2024 and December 31, 2023, respectively.
Amortization of cash flow hedges, net of tax was less than $1 million for the three months ended March 31, 2024 and 2023, respectively, as reflected in aircraft rent expense within the Company’s condensed consolidated statements of operations.
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended March 31,
	2024	2023
Derivatives designated as cash flow hedges
Interest rate derivative contract gains (losses), net of tax	$—	$(7)
As of March 31, 2024, $7 million was included in accumulated other comprehensive income (loss) related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft or engine lease term.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

5. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	March 31, 2024	December 31, 2023
Passenger and other taxes and fees payable	$164	$125
Salaries, wages and benefits	104	107
Station obligations	70	69
Aircraft maintenance	61	76
Fuel liabilities	31	35
Leased aircraft return costs	9	1
Other current liabilities	47	48
Total other current liabilities	$486	$461
6. Debt
The Company’s debt obligations are as follows (in millions):

	March 31, 2024	December 31, 2023
Secured debt:
Pre-delivery credit facility(a)	$304	$312
Floating rate building note(b)	16	16
Unsecured debt:
Affinity card advance purchase of miles(c)	83	80
PSP Promissory Notes(d)	66	66
Total debt	469	474
Less: current maturities of long-term debt, net	(265)	(251)
Less: total debt acquisition costs and other discounts, net	(3)	(4)
Long-term debt, net	$201	$219
__________________
(a)The Company, through an affiliate, entered into the pre-delivery deposit payment (“PDP”) facility with Citibank, N.A., as facility agent, in December 2014 (as amended from time to time, the “PDP Financing Facility”). The PDP Financing Facility is collateralized by the Company’s purchase agreement for Airbus A320neo family aircraft deliveries (see Note 9) through the term of the facility, which extends through December 2026. The total available capacity of the PDP Financing Facility is $365 million.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(d)As a result of the Company’s participation in the payroll support programs offered by the U.S. Department of the Treasury (the “Treasury”), the Company obtained a series of 10-year, low-interest loans from the Treasury (collectively, the “PSP Promissory Notes”) that are due between 2030 and 2031. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued to the Treasury warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. The Treasury has not exercised any warrants as of March 31, 2024.
Cash payments for interest related to debt were $9 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of March 31, 2024 and December 31, 2023, the Company did not have any outstanding letters of credit that were drawn upon.
As of March 31, 2024, future maturities of debt are payable as follows (in millions):

Total
Remainder of 2024	$204
2025	116
2026	—
2027	—
2028	69
Thereafter	80
Total debt principal payments	$469
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of March 31, 2024, the Company was in compliance with all of its covenants.
7. Operating Leases
Aircraft
As of March 31, 2024, the Company leased 142 aircraft with remaining terms ranging from 11 months to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of March 31, 2024, the Company leased 32 spare engines which are all under operating leases, with the remaining term ranging from one month to 11 years. As of March 31, 2024, the lease rates for 11 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three months ended March 31, 2024 and 2023, the Company executed sale-leaseback transactions with third-party lessors for six and three new Airbus A320neo family aircraft, respectively. The Company did not enter into any direct leases during the three months ended March 31, 2024 and entered into three direct leases for new Airbus A320neo family aircraft during the three months ended March 31, 2023. Additionally, the Company did not complete a sale-leaseback transaction for any engines during the three months ended March 31, 2024 and completed a sale-leaseback transaction for one engine during the three months ended March 31, 2023. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized sale-leaseback gain transactions of $71 million and $40 million during the three months ended March 31, 2024 and 2023, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three months ended March 31, 2024 and 2023, aircraft rent expense was $159 million and $131 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable, and any impact from changes in those estimates, was less than $1 million for each of the three months ended March 31, 2024 and 2023. The portion of supplemental rent expense related to probable lease return condition obligations was $13 million and $2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company’s total leased aircraft return cost liability was $33 million and $26 million, respectively, which are reflected in other current liabilities and other long-term liabilities within the Company’s condensed consolidated balance sheets.
Additionally, certain of the Company’s aircraft lease agreements require the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. As of March 31, 2024 and December 31, 2023, the Company had aircraft maintenance deposits that are expected to be recoverable of $98 million and $96 million, respectively, on the Company’s condensed consolidated balance sheets, of which $11 million and $12 million, respectively, are included in accounts receivable, net as of March 31, 2024 and December 31, 2023, on the Company’s condensed consolidated balance sheets as the eligible maintenance has been performed. The remaining $87 million and $84 million are included within aircraft maintenance deposits on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles. Maintenance reserves collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. As of March 31, 2024, fixed maintenance reserve payments for aircraft and spare engines, including estimated amounts for contractual price escalations, were expected to be $2 million for the remainder of 2024, $3 million per year for 2025 through 2026, $4 million per year for 2027 through 2028, and $1 million thereafter, before consideration of reimbursements.
In March 2023, the Company extended the term for certain aircraft operating leases that were slated to expire in the fourth quarter of 2023. As a result of two aircraft extension events, for the three months ended March 31, 2023, the Company recorded an $18 million benefit to aircraft rent in the Company’s condensed consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 90 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

space and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of March 31, 2024, the remaining lease terms vary from one month to 10 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to eight years as of March 31, 2024.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Operating lease cost(a)	$147	$127
Variable lease cost(a)	79	74
Total lease costs	$226	$201
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2024 and 2023, the Company acquired, through new or modified operating leases, operating lease assets totaling $255 million and $231 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company paid cash of $147 million and $127 million, respectively, for amounts included in the measurement of lease liabilities.
8. Stock-Based Compensation
During each of the three months ended March 31, 2024 and 2023, the Company recognized $4 million in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options and Restricted Stock Units
There were no stock options granted during the three months ended March 31, 2024. During the three months ended March 31, 2024, 398,062 vested stock options were exercised with a weighted-average exercise price of $1.72 per share. As of March 31, 2024, the weighted-average exercise price of outstanding stock options was $4.66 per share.
During the three months ended March 31, 2024, 717,326 restricted stock units were issued with a weighted-average grant date fair value of $5.31 per share. During the three months ended March 31, 2024, 741,546 restricted stock units vested, of which 252,094 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $12.88 and $12.91 per share, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stockholders’ Equity
As of March 31, 2024 and December 31, 2023, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
9. Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2024, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2024	—	17	17	2
2025	17	25	42	4
2026	19	22	41	4
2027	21	21	42	3
2028	10	30	40	2
Thereafter	—	22	22	—
Total	67	137	204	15
__________________
(a)    While the schedule presented reflects the contractual delivery dates as of March 31, 2024, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of March 31, 2024, the Company had commitments to purchase an aggregate of 67 A320neo and 137 A321neo aircraft, with deliveries expected through 2029 per the latest delivery schedule. The Company has the option to convert 18 A320neo aircraft to A321XLR aircraft under certain terms and conditions. Since the option has not been exercised, this conversion right is not reflected in the table above.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2024, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2024	$1,036
2025	2,501
2026	2,359
2027	2,448
2028	2,403
Thereafter	1,357
Total	$12,104
Litigation and Other Contingencies
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. During 2023, the DOT sent the Company a request for information to assist in its investigation into whether the Company cared for its customers as required by law during Winter Storm Elliott, which caused significant operational disruptions and spanned from December 21, 2022 to January 2, 2023, including providing adequate customer service assistance, prompt flight status notifications, and proper and timely refunds. The Company is fully cooperating with the DOT request.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of March 31, 2024. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of March 31, 2024:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	March 31, 2024
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	28%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	51%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028	1%
Material Specialists	IBT	March 2022(d)	<1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)    ALPA filed for meditation through the National Mediation Board in January 2024. Mediation sessions were held in March 2024 and April 2024 and are presently scheduled to continue on a monthly basis.
(c)    In November 2023, AFA-CWA exercised their contractual right to open negotiations early. Negotiations are currently ongoing.
(d)    The Company’s collective bargaining agreements with its aircraft appearance agents, material specialists, and maintenance controllers, each represented by IBT, were still amendable as of March 31, 2024, and negotiations are ongoing; however, the agreements are operating under their current arrangements until amendments have been reached.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $6 million and $5 million for health care claims estimated to be incurred but not yet paid, as of March 31, 2024 and December 31, 2023, respectively, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
The following table sets forth the computation of net earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended March 31,
	2024	2023
Basic:
Net income (loss)	$(26)	$(13)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(26)	$(13)
Weighted-average common shares outstanding, basic	223,428,610	218,181,386
Net earnings (loss) per share, basic	$(0.12)	$(0.06)
Diluted:
Net income (loss)	$(26)	$(13)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(26)	$(13)
Weighted-average common shares outstanding, basic	223,428,610	218,181,386
Effect of dilutive potential common shares	—	—
Weighted-average common shares outstanding, diluted	223,428,610	218,181,386
Net earnings (loss) per share, diluted	$(0.12)	$(0.06)
Due to the net loss for each of the three months ended March 31, 2024 and 2023, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11. Income Taxes
The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to pretax income (loss) excluding unusual or infrequently occurring discrete items for the reporting period. When a reliable estimate cannot be made, the Company computes the interim provision using the discrete method based on actual results for the period. For the three months ended March 31, 2024, the Company was unable to reliably estimate the annual effective tax rate largely due to the expectation of annual taxable income and the resulting uncertainty of the impact on the valuation allowance in conjunction with the presence of a historical three-year cumulative loss position. As a result, the Company determined that using the discrete method was more appropriate than using the annual effective tax rate method. Our effective tax rate for the three months ended March 31, 2024 was an expense of 8.3% on a pre-tax loss, compared to a benefit of 23.5% on a pre-tax loss for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate primarily related to nonrecognition of current period tax benefits due to the valuation allowance established for U.S. federal and state net operating losses as well as the impact of non-deductibility of certain executive compensation costs and other employee benefits in addition to net shortfalls related to the vesting and exercise of the Company’s share-based awards. Our effective tax rate for the three months ended March 31, 2023 was higher than the statutory rate primarily due to the non-deductibility of certain executive compensation costs and other employee benefits.
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. Quarterly, the Company assesses whether it is more likely than not that sufficient taxable income will be generated to realize deferred income tax assets, and a valuation allowance is recorded when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future projected taxable income when assessing the future realization of deferred tax assets.
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of March 31, 2024, the Company remains in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective negative evidence outweighs other subjective positive evidence, such as the projection of future taxable income. As a result, as of March 31, 2024, the Company has a valuation allowance of $42 million against its deferred tax assets for U.S. federal and state net operating loss carryforwards, which includes an additional $5 million valuation allowance recorded during the three months ended March 31, 2024.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of March 31, 2024 and December 31, 2023, the Company had less than $1 million of restricted cash.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$304	$307	$312	$316
Floating rate building note	16	16	16	16
Unsecured debt:
Affinity card advance purchase of miles	83	81	80	76
PSP Promissory Notes	66	58	66	57
Total debt	$469	$462	$474	$465
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of March 31, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$622	$622	$—	$—

		Fair Value Measurements as of December 31, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$609	$609	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2023 and March 31, 2024.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13. Related Parties
Management Services
Indigo Partners LLC (“Indigo Partners”) managed an investment fund, Indigo Frontier Holdings Company, LLC (“Indigo Frontier”), that was the controlling stockholder of the Company as of March 31, 2024. The Company is assessed a quarterly fee by Indigo Partners for management services. The Company recorded less than $1 million for each of the three months ended March 31, 2024 and 2023 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
In April 2024, Indigo Frontier distributed all of its shares held to its members on a pro rata basis, in-kind and without consideration (the “Share Distribution”). Subsequent to the Share Distribution, Indigo Partners will continue to provide management services to the Company and the Company will continue to be assessed a quarterly fee for those services.

Codeshare Arrangement
The Company entered into a codeshare agreement with Controladora Vuela Compañía de Aviación, S.A.B. de C.V. (an airline based in Mexico doing business as “Volaris”) during 2018. Two of the Company’s directors are members of the board of directors of Volaris and one is an honorary director. As of March 31, 2024, Indigo Partners held approximately 18% of the total outstanding common stock of Volaris.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 20, 2024 (the “2023 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of our 2023 Annual Report and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our other reports and documents filed with the SEC from time to time.
Overview
Frontier Airlines, Inc. (“Frontier”) is an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select international destinations in the Americas. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
The following table provides select financial and operational information for the three months ended March 31, 2024 and 2023, respectively (in millions):

	Three Months Ended March 31,		Percent Change
	2024	2023
Total operating revenues	$865	$848	2%
Total operating expenses	$896	$873	3%
Income (loss) before income taxes	$(24)	$(17)	41%
Available seat miles (“ASMs”)	9,446	8,775	8%
Total operating revenues for the three months ended March 31, 2024 totaled $865 million, an increase of 2% compared to the three months ended March 31, 2023. This was primarily due to an 8% increase in capacity, as measured by ASMs, partially offset by a 5% decrease in revenue per available seat mile (“RASM”), which was driven primarily by a decrease in load factor.
Total operating expenses during the three months ended March 31, 2024 totaled $896 million, resulting in a cost per available seat mile (“CASM”) of 9.49¢, compared to 9.95¢ for the three months ended March 31, 2023. Fuel expense decreased by $29 million, or 10%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily driven by a 15% reduction in fuel prices, partially offset by a 6% increase in fuel gallons consumed as a result of our 8% capacity increase. Our non-fuel expenses increased by 9% during the three months ended March 31, 2024, as compared to the corresponding prior year period, driven primarily by higher capacity and a larger fleet size and the resulting increase in operations during the same period, partially offset by increased sale-leaseback gains. While non-fuel expenses increased by 9%, CASM (excluding fuel), a non-GAAP measure, increased only 1% to 6.71¢ for the three months ended March 31, 2024, on 8% capacity growth. The increase in CASM (excluding fuel) was largely due to increased rent expense as a result of a larger fleet and increases in salaries wages and benefits costs and station costs due to a lower stage length on higher departures, partially offset by increased sale-leaseback gains. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”

We generated a net loss of $26 million during the three months ended March 31, 2024, compared to a net loss of $13 million for the three months ended March 31, 2023.
As of March 31, 2024, our total available liquidity was $622 million, made up of cash and cash equivalents.
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating Revenues

	Three Months Ended March 31,		Change
	2024	2023
Operating revenues ($ in millions):
Passenger	$845	$830	$15	2%
Other	20	18	2	11%
Total operating revenues	$865	$848	$17	2%

Operating statistics:
ASMs (millions)	9,446	8,775	671	8%
Revenue passenger miles (“RPMs”) (millions)	6,869	7,262	(393)	(5)%
Average stage length (miles)	956	1,053	(97)	(9)%
Load factor	72.7%	82.8%	(10.1) pts	N/A
RASM (¢)	9.16	9.67	(0.51)	(5)%
Total ancillary revenue per passenger ($)	77.32	79.95	(2.63)	(3)%
Total revenue per passenger ($)	123.53	124.28	(0.75)	(1)%
Passengers (thousands)	7,005	6,826	179	3%
Total operating revenue increased $17 million, or 2%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by 8% capacity growth, as measured by ASMs. Further, revenue was unfavorably impacted by a 5% reduction in RASM due to lower load factors, mainly due to the transition of our network to high-fare, underserved markets as well as decreased total revenue per passenger, partially offset by shorter stage length. The increase in capacity was driven by a 13% increase in average aircraft in service during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, partially offset by a 6% decrease in average daily aircraft utilization to 10.6 hours per day compared to 11.3 hours per day for the corresponding prior year period.

Operating Expenses

	Three Months Ended March 31,		Change		Cost per ASM				Change
	2024	2023			2024		2023
Operating expenses ($ in millions):(a)
Aircraft fuel	$263	$292	$(29)	(10)%	2.78	¢	3.33	¢	(17)%
Salaries, wages and benefits	233	203	30	15%	2.47		2.31		7%
Aircraft rent	159	131	28	21%	1.68		1.49		13%
Station operations	137	124	13	10%	1.45		1.41		3%
Maintenance, materials and repairs	49	45	4	9%	0.52		0.51		2%
Sales and marketing	40	40	—	—%	0.42		0.46		(9)%
Depreciation and amortization	16	11	5	45%	0.17		0.13		31%
Other operating	(1)	27	(28)	N/M	—		0.31		N/M
Total operating expenses	$896	$873	$23	3%	9.49	¢	9.95	¢	(5)%

Operating statistics:
ASMs (millions)	9,446	8,775	671	8%
Average stage length (miles)	956	1,053	(97)	(9)%
Passengers (thousands)	7,005	6,826	179	3%
Departures	48,666	42,712	5,954	14%
CASM (excluding fuel) (¢) (b)	6.71	6.62	0.09	1%
Adjusted CASM (excluding fuel) (¢) (b)	6.71	6.61	0.10	2%
Fuel cost per gallon ($)	2.93	3.45	(0.52)	(15)%
Fuel gallons consumed (thousands)	89,657	84,587	5,070	6%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended March 31,
	2024		2023
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.49		9.95
Aircraft fuel	(263)	(2.78)	(292)	(3.33)
CASM (excluding fuel)(b)		6.71		6.62
Transaction and merger-related costs(c)	—	—	(1)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.71		6.61
Aircraft fuel	263	2.78	292	3.33
Adjusted CASM(d)		9.49		9.94
Net interest expense (income)	(7)	(0.07)	(8)	(0.09)
Adjusted CASM + net interest(e)		9.42		9.85

CASM		9.49		9.95
Net interest expense (income)	(7)	(0.07)	(8)	(0.09)
CASM + net interest(e)		9.42		9.86
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
(c)Represents $1 million in employee retention costs incurred in connection with the terminated merger with Spirit Airlines, Inc., for the three months ended March 31, 2023.
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
(e)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense decreased by $29 million, or 10%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily due to a 15% reduction in fuel cost per gallon, partially offset by the 6% increase in gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $30 million, or 15%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to higher crew costs, driven by elevated credit hours on higher capacity, and an increased headcount of salaried support staff for the three months ended March 31, 2024, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $28 million, or 21%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a larger fleet as well as an increase in lease return costs.
Station Operations. Station operations expense increased by $13 million, or 10%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increased airport operations and the resulting 14% increase in departures, partially offset by an increase of airport revenue sharing arrangements.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $4 million, or 9%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was primarily due to a 13% increase in average aircraft in service, which resulted in higher maintenance costs, partly offset by lower contract labor costs.
Sales and Marketing. Sales and marketing expense remained consistent during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a reduction in contract labor, offset by an increase in customer reservation system fees. The following table presents our distribution channel mix:

	Three Months Ended March 31,		Change
Distribution Channel	2024	2023
Our website, mobile app and other direct channels	71%	70%	1	pt
Third-party channels	29%	30%	(1)	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 45%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating. Other operating resulted in a net gain of $1 million during the three months ended March 31, 2024, compared to an expense of $27 million during the three months ended March 31, 2023. This movement was primarily driven by the increase in sale-leaseback gains compared to the corresponding prior year period as a result of six aircraft inductions subject to sale-leaseback transactions in the current period compared to three aircraft inductions and one engine induction subject to sale-leaseback transactions in the corresponding prior year period. This change was partially offset by increases in travel expenses relating to crew accommodations, driven by an increase in capacity.
Other Income (Expense). We recognized $7 million in other income during the three months ended March 31, 2024, as compared to $8 million in other income during the three months ended March 31, 2023. The decrease was primarily due to increased interest expense, driven mainly by higher principal balances on our debt and lower interest income, partly offset by greater capitalized interest.
Income Taxes. Our effective tax rate for the three months ended March 31, 2024 was an expense of 8.3%, compared to a benefit of 23.5% for the three months ended March 31, 2023, on a pre-tax net loss for both periods. The primary difference between the effective tax rate and the federal statutory rate is related to nonrecognition of current period tax benefits due to the valuation allowance established for U.S. federal and state net operating losses as well as the impact of non-deductibility of certain executive compensation costs and other employee benefits in addition to net shortfalls related to the vesting and exercise of our share-based awards. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended March 31,
	2024	2023
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$(24)	$(16)
Adjusted net income (loss)(a)	$(21)	$(12)
EBITDA(a)	$(15)	$(14)
EBITDAR(b)	$144	$117
Adjusted EBITDA(a)	$(15)	$(13)
Adjusted EBITDAR(b)	$144	$118
__________________
(a)Adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of pre-tax income (loss), net income (loss) and EBITDA are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
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

	Three Months Ended March 31,
	2024	2023
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(26)	$(13)
Non-GAAP Adjustments(a):
Transaction and merger-related costs	—	1
Pre-tax impact	—	1
Tax benefit (expense), related to non-GAAP adjustments	—	—
Valuation allowance(b)	5	—
Net income (loss) impact	$5	$1

Adjusted net income (loss)	$(21)	$(12)

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$(24)	$(17)
Pre-tax impact	—	1
Adjusted pre-tax income (loss)	$(24)	$(16)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(26)	$(13)
Plus (minus):
Interest expense	9	6
Capitalized interest	(9)	(6)
Interest income and other	(7)	(8)
Income tax expense (benefit)	2	(4)
Depreciation and amortization	16	11
EBITDA	(15)	(14)
Plus: Aircraft rent	159	131
EBITDAR	$144	$117

EBITDA	$(15)	$(14)
Plus (minus)(a)
Transaction and merger-related costs	—	1
Adjusted EBITDA	(15)	(13)
Plus: Aircraft rent	159	131
Adjusted EBITDAR	$144	$118
___________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.
(b)During the three months ended March 31, 2024, we recorded a $5 million non-cash valuation allowance against our U.S. federal and state net operating loss deferred tax assets, which largely do not expire, mainly as a result of being in a three-year historical cumulative pre-tax loss position and due to the current quarter loss, which has no impact on cash taxes and is not reflective of our effective tax rate for deductible net operating losses generated or actual cash tax obligations created. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2024 and 2023. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended March 31,			Percent Change
	2024	2023
Operating statistics (unaudited)(a)
Available seat miles (“ASMs”) (millions)	9,446	8,775		8%
Departures	48,666	42,712		14%
Average stage length (miles)	956	1,053		(9)%
Block hours	132,057	122,970		7%
Average aircraft in service	137	121		13%
Aircraft – end of period	142	125		14%
Average daily aircraft utilization (hours)	10.6	11.3		(6)%
Passengers (thousands)	7,005	6,826		3%
Average seats per departure	202	195		4%
Revenue passenger miles (“RPMs”) (millions)	6,869	7,262		(5)%
Load Factor	72.7%	82.8%	(10.1)	pts
Fare revenue per passenger ($)	46.21	44.33		4%
Non-fare passenger revenue per passenger ($)	74.41	77.25		(4)%
Other revenue per passenger ($)	2.91	2.70		8%
Total ancillary revenue per passenger ($)	77.32	79.95		(3)%
Total revenue per passenger ($)	123.53	124.28		(1)%
Total revenue per available seat mile (“RASM”) (¢)	9.16	9.67		(5)%
Cost per available seat mile (“CASM”) (¢)	9.49	9.95		(5)%
CASM (excluding fuel) (¢) (b)	6.71	6.62		1%
CASM + net interest (¢) (b)	9.42	9.86		(4)%
Adjusted CASM (¢) (b)	9.49	9.94		(5)%
Adjusted CASM (excluding fuel) (¢) (b)	6.71	6.61		2%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢) (b)(c)	6.56	6.78		(3)%
Adjusted CASM + net interest (¢) (b)	9.42	9.85		(4)%
Fuel cost per gallon ($)	2.93	3.45		(15)%
Fuel gallons consumed (thousands)	89,657	84,587		6%
Full-time equivalent employees	7,675	6,587		17%
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
(c)Stage-length adjusted to 1,000 miles: Adjusted CASM (excluding fuel) * Square root (stage length / 1,000).

Liquidity, Capital Resources and Financial Position
Overview
As of March 31, 2024, we had $622 million in total available liquidity, made up of cash and cash equivalents. We had $466 million of total debt, net, of which $265 million is short-term and consists of amounts outstanding under our pre-delivery deposit payment (“PDP”) facility (as amended from time to time, the “PDP Financing Facility”) and secured indebtedness related to our headquarters building. Our total debt, net is comprised of $304 million outstanding under our PDP Financing Facility, $83 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans from the U.S. Department of the Treasury (the “Treasury,” and such loans, the “PSP Promissory Notes”) and $16 million in secured indebtedness for our headquarters building, partially offset by $3 million in deferred debt acquisition costs.
In connection with the PSP Promissory Notes and the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full on February 2, 2022, we issued to the Treasury warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued to the Treasury in common shares and we have classified the warrant liability to additional paid-in-capital on our condensed consolidated balance sheet. The Treasury has not exercised any warrants as of March 31, 2024.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity:

	March 31, 2024	December 31, 2023
	($ in millions)
Cash and cash equivalents	$622	$609
Total current assets, excluding cash and cash equivalents	$281	$262
Total current liabilities, excluding current maturities of long-term debt and operating leases	$956	$858
Current maturities of long-term debt, net	$265	$251
Long-term debt, net	$201	$219
Stockholders’ equity	$484	$507
Debt to capital ratio	49%	48%
Debt to capital ratio, including operating lease obligations	88%	87%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our PDP Financing Facility and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings under the PDP Financing Facility and/or potential issuances of debt or equity. We also have unencumbered loyalty and brand related assets, which we believe could generate significant additional liquidity, if desired. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of March 31, 2024, we operated all of our 142 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of March 31, 2024, we had $394 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of March 31, 2024, our PDP Financing Facility, which allows us to draw up to an aggregate of $365 million, had $304 million outstanding. As of March 31, 2024, we had a firm obligation to purchase 204 A320neo family aircraft and 15 additional spare engines to be delivered by 2029. Of our aircraft commitments, nine had committed operating leases for 2024 deliveries, and seven were subject to non-binding letters of intent to provide operating lease financing for 2024 deliveries. We intend to evaluate financing options for the remaining aircraft.
Additionally, we are required by some of our aircraft lease agreements to pay maintenance reserves to the applicable aircraft lessors in advance of the performance of major maintenance activities; these payments act as collateral for the lessors to ensure aircraft are returned in the agreed-upon condition at the end of the lease period. Qualifying payments that are expected to be recovered from lessors are recorded as aircraft maintenance deposits on our condensed consolidated balance sheets. The amount we have deposited as maintenance reserves is, therefore, unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. We made $4 million in maintenance deposit payments to our lessors for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, we had $98 million in recoverable aircraft maintenance deposits on our condensed consolidated balance sheet, of which $11 million was included in accounts receivable because the eligible maintenance had been performed and the remaining $87 million was included within net aircraft maintenance deposits.
The following table summarizes current and long-term material cash requirements as of March 31, 2024, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations(a)	$204	$116	$—	$—	$69	$80	$469
Interest commitments(b)	17	10	10	10	8	8	63
Operating lease obligations(c)	445	592	531	466	384	1,641	4,059
Flight equipment purchase obligations(d)	1,036	2,501	2,359	2,448	2,403	1,357	12,104
Maintenance deposit obligations(e)	2	3	3	4	4	1	17
Total	$1,704	$3,222	$2,903	$2,928	$2,868	$3,087	$16,712
__________________
(a)Includes principal commitments only associated with our PDP Financing Facility with borrowings as of March 31, 2024 pertaining to aircraft with deliveries through 2025, our floating rate building note through June 2024, our affinity card unsecured debt due through 2029 and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 6. Debt”.
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

Cash Flows
The following table presents information regarding our cash flows in the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(22)	$(25)
Net cash provided by (used in) investing activities	(7)	10
Net cash provided by financing activities	42	44
Net increase in cash, cash equivalents and restricted cash	13	29
Cash, cash equivalents and restricted cash at beginning of period	609	761
Cash, cash equivalents and restricted cash at end of period	$622	$790
Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities totaled $22 million, which was driven by a $26 million net loss, and non-cash adjustments totaling $49 million, partially offset by $53 million of inflows from changes in operating assets and liabilities.
The $53 million of inflows from changes in operating assets and liabilities included:
•$75 million in increases in our air traffic liability driven by increased bookings;
•$25 million in increases in other liabilities driven primarily by passenger taxes payable;
•$5 million in increases in accounts payable; and
•$4 million in decreases in supplies and other current assets; partially offset by
•$48 million in increases in other long-term assets driven by increases in prepaid maintenance, capitalized maintenance and deferred purchase incentives;
•$4 million in increases in accounts receivable; and
•$4 million in increases in aircraft maintenance deposits.
Our net loss of $26 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$71 million in gains recognized on sale-leaseback transactions; partially offset by
•$16 million in depreciation and amortization;
•$4 million in stock-based compensation expense; and
•$2 million in deferred income tax expense.
During the three months ended March 31, 2023, net cash used in operating activities totaled $25 million, which was driven by a $13 million net loss, and non-cash adjustments totaling $29 million, partially offset by $17 million of inflows from changes in operating assets and liabilities.
The $17 million of inflows from changes in operating assets and liabilities included:
•$111 million in increases in our air traffic liability as a result of increased bookings; and
•$19 million in decreases in station and credit card receivables; partially offset by
•$64 million in decreases in other liabilities driven primarily by leased aircraft return payments and decreased return costs, and other related accruals;

•$37 million in increases in other long-term assets driven by increases in prepaid maintenance and capitalized maintenance;
•$8 million in decreases in accounts payable; and
•$4 million in increases in aircraft maintenance deposits.
Our net loss of $13 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$40 million in gains recognized on sale-leaseback transactions; and
•$4 million in deferred income tax benefits; partially offset by
•$11 million in depreciation and amortization; and
•$4 million in stock-based compensation expense.
As of March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities totaled $7 million, driven by:
•$17 million in cash outflows for capital expenditures; and
•$3 million in cash outflows relating to other investing activity; partially offset by
•$13 million in net proceeds for PDP activity.
During the three months ended March 31, 2023, net cash provided by investing activities totaled $10 million, driven by:
•$23 million in net proceeds for PDP activity; partially offset by
•$11 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activity.
Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $42 million, driven by:
•$69 million in cash proceeds from debt issuances, consisting of $66 million drawn on our PDP Financing Facility, net of issuance costs and a $3 million draw on our Barclays facility;
•$48 million in net proceeds received from sale-leaseback transactions; and
•$1 million in proceeds from the exercise of stock options; partially offset by
•$74 million in cash outflows from principal repayments on our PDP Financing Facility; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.
During the three months ended March 31, 2023, net cash provided by financing activities was $44 million, driven by:
•$51 million in cash inflows from sale-leaseback transactions related to A320neo family aircraft and spare engines delivered during the three months ended March 31, 2023; and
•$36 million in cash proceeds from debt issuances, consisting of $27 million draws on our PDP Financing Facility and $9 million draws on our Barclays facility; partially offset by
•$38 million in cash outflows from principal repayments on our PDP Financing Facility; and
•$5 million in cash outflows for payments related to tax withholdings of share-based awards.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2024. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2023 Annual Report.
Recently Adopted Accounting Pronouncements
See “Notes to Consolidated Financial Statements —1. Summary of Significant Accounting Policies” included in Part II, Item 8 of our 2023 Annual Report for a discussion of recent accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, with respect to aircraft fuel, as well as interest rate risk, specifically with respect to our floating rate obligations and aircraft lease contracts. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 29% and 33% of total operating expenses for the three months ended March 31, 2024 and 2023, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption for the 12 months ended March 31, 2024, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $110 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility and our floating rate building note and Effective Federal Funds Rate (“EFFR”) based interest rates on our affinity card advance purchase of miles. During the three months ended March 31, 2024, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $4 million.
We are also exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we have historically entered into contracts in order to limit the exposure to fluctuations in interest rates. During the three months ended March 31, 2024, as well as the three months ended March 31, 2023, we did not enter into any swaps and, therefore, paid no upfront premiums for options. As of March 31, 2024, we had no interest rate hedges outstanding.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our 2023 Annual Report, except for the change to the following risk factors. Investors are urged to review all such risk factors carefully.
Risk Related to Our Business
We rely on our private equity sponsor.
Indigo Partners, LLC (“Indigo Partners”) is a private equity fund with significant expertise in the ultra low-cost airline business, and this expertise has been available to us through the persons affiliated with Indigo Partners on our board of directors and through a Professional Services Agreement that was put in place in connection with the 2013 acquisition from Republic Airways Holdings, Inc. and pursuant to which we are charged a fee by Indigo Partners of approximately $375,000 per quarter, plus expenses. We also pay each director affiliated with Indigo Partners an annual director’s fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than approximately 19.8 million shares of our common stock. In April 2024, an investment fund affiliated with Indigo Denver Management Company, LLC (“Indigo”) distributed all of the shares of our common stock held by the investment fund to its members on a pro rata basis, in-kind and without consideration (the “Share Distribution”). Approximately 99.4 million shares were distributed to William Franke, the Chair of our Board, or entities directly or indirectly controlled by him, including Indigo and Indigo Partners. Although Indigo Partners and its affiliates, including William Franke, continue to own a substantial percentage of our outstanding common stock following the Share Distribution, Indigo Partners and its affiliates may nonetheless elect to reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners, such as management expertise, industry knowledge and volume purchasing. For more information on the Share Distribution, please refer to our Current Report on Form 8-K filed on March 29, 2024.
Risk Related to Owning Our Common Stock
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholder or its transferees.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We had 223.9 million shares of common stock outstanding as of March 31, 2024. An investment fund managed by Indigo, which held approximately 178.8 million shares of our common stock as of March 31, 2024, was entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Following the Share Distribution, certain of the recipients of such shares are entitled to the registration of their shares pursuant to the registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur or the issuance of securities exercisable or convertible into our common stock could adversely affect the prevailing trading price of our common stock.

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
•actions to be taken by our stockholders may only be affected at an annual or special meeting of our stockholders and not by written consent;
•special meetings of our stockholders may be called only by the Chair of our board of directors or by our corporate secretary at the direction of our board of directors;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•a majority stockholder vote is required for removal of a director only for cause (and a director may only be removed for cause), and a 66 2⁄3% stockholder vote is required for the amendment, repeal or modification of certain provisions of our certificate of incorporation and bylaws; and
•our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.
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
We are no longer a “controlled company” within the meaning of the Nasdaq Stock Market rules. However, we may continue to rely on exemptions from certain corporate governance requirements during the applicable transition periods.
Following the Share Distribution, the investment fund managed by Indigo no longer controlled a majority of the voting power of our outstanding common stock, and we ceased to be a “controlled company” within the meaning of the Nasdaq Stock Market rules. As a result, the rules of the Nasdaq Stock Market require that, within 90 days of the date we no longer qualified as a “controlled company,” we have a compensation committee consisting of a majority of independent directors and a director nominations process whereby directors are selected by a nominations committee consisting of a majority of independent directors or by a vote of the board of directors in which only independent directors participate, and that, within one year of the date we no longer qualified as a “controlled company,” we have a majority of independent directors on our board of directors, a compensation committee consisting solely of independent directors, and a director nominations process whereby directors are selected by a nominations committee consisting solely of independent directors or by a vote of the board of directors in which only independent directors participate. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the rules of the Nasdaq Stock Market, and our Compensation Committee and Nominating and Corporate Governance Committee do not presently consist solely of independent directors. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market, which could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the first quarter of 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	10-K	001-40304	2/22/2023	3.2

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

10.1#	Employment Letter, dated as of November 30, 2023, by and between Frontier Airlines, Inc. and Alex Clerc					X

10.2#	Employment Letter, dated as of February 6, 2024, by and between Frontier Airlines, Inc. and Steven C. Schuller					X

10.3#	Employment Letter, dated as of February 6, 2024, by and between Frontier Airlines, Inc. and Howard M. Diamond					X

10.4#	Employment Letter, dated as of February 29, 2024, by and between Frontier Airlines, Inc. and Robert Schroeter					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

FRONTIER GROUP HOLDINGS, INC.

Date: May 2, 2024	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)