Form 10-Q
period 2024-06-30
Frontier Group Holdings, Inc.
filed 2024-08-08
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 224,483,246 shares of common stock, $0.001 par value per share, outstanding as of August 2, 2024.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2024 (the “2023 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q, as well as those risks and uncertainties set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the SEC, including our 2023 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$658	$609
Accounts receivable, net	95	93
Supplies, net	78	79
Other current assets	116	90
Total current assets	947	871
Property and equipment, net	350	309
Operating lease right-of-use assets	3,589	2,964
Pre-delivery deposits for flight equipment	392	407
Aircraft maintenance deposits	—	84
Intangible assets, net	27	28
Other assets	384	330
Total assets	$5,689	$4,993
Liabilities and stockholders’ equity
Accounts payable	$137	$134
Air traffic liability	323	253
Frequent flyer liability	12	10
Current maturities of long-term debt, net	263	251
Current maturities of operating leases	601	549
Other current liabilities	485	461
Total current liabilities	1,821	1,658
Long-term debt, net	189	219
Long-term operating leases	3,016	2,440
Long-term frequent flyer liability	33	35
Other long-term liabilities	110	134
Total liabilities	5,169	4,486
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 224,471,666 and 222,998,790 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	411	403
Retained earnings	116	111
Accumulated other comprehensive income (loss)	(7)	(7)
Total stockholders’ equity	520	507
Total liabilities and stockholders’ equity	$5,689	$4,993
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$950	$945	$1,795	$1,775
Other	23	22	43	40
Total operating revenues	973	967	1,838	1,815
Operating expenses:
Aircraft fuel	288	244	551	536
Salaries, wages and benefits	244	211	477	414
Aircraft rent	147	148	306	279
Station operations	163	124	300	248
Maintenance, materials and repairs	42	52	91	97
Sales and marketing	47	44	87	84
Depreciation and amortization	18	12	34	23
Other operating	(1)	53	(2)	80
Total operating expenses	948	888	1,844	1,761
Operating income (loss)	25	79	(6)	54
Other income (expense):
Interest expense	(8)	(7)	(17)	(13)
Capitalized interest	7	6	16	12
Interest income and other	8	10	15	18
Total other income (expense)	7	9	14	17
Income (loss) before income taxes	32	88	8	71
Income tax expense (benefit)	1	17	3	13
Net income (loss)	$31	$71	$5	$58
Earnings (loss) per share:
Basic	$0.14	$0.32	$0.02	$0.26
Diluted	$0.14	$0.31	$0.02	$0.26
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$31	$71	$5	$58
Unrealized gains (losses) and amortization from cash flow hedges, net of adjustment for deferred tax benefit/(expense) of less than $(1) for each of the three and six months ended June 30, 2024 and $(1) and $1, for the three and six months ended June 30, 2023, respectively. (Note 4)	—	3	—	(4)
Other comprehensive income (loss)	—	3	—	(4)
Comprehensive income (loss)	$31	$74	$5	$54
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$5	$58
Deferred income taxes	3	13
Depreciation and amortization	34	23
Gains recognized on sale-leaseback transactions	(148)	(57)
Stock-based compensation	9	7
Amortization of cash flow hedges, net of tax	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	(1)	28
Supplies and other current assets	1	9
Aircraft maintenance deposits	82	(9)
Other long-term assets	(105)	(93)
Accounts payable	9	6
Air traffic liability	70	40
Other liabilities	28	(60)
Cash used in operating activities	(13)	(34)
Cash flows from investing activities:
Capital expenditures	(48)	(23)
Pre-delivery deposits for flight equipment, net of refunds	15	(9)
Other	(1)	(1)
Cash used in investing activities	(34)	(33)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	142	52
Principal repayments on debt	(161)	(51)
Proceeds from sale-leaseback transactions	116	89
Proceeds from the exercise of stock options	1	1
Tax withholdings on share-based awards	(2)	(5)
Cash provided by financing activities	96	86
Net increase in cash, cash equivalents and restricted cash	49	19
Cash, cash equivalents and restricted cash, beginning of period	609	761
Cash, cash equivalents and restricted cash, end of period	$658	$780
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

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
Net income (loss)	—	—	—	(26)	—	(26)
Shares issued in connection with vesting of restricted stock units	741,546	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(252,094)	—	(2)	—	—	(2)
Stock option exercises	398,062	—	1	—	—	1
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2024	223,886,304	$—	$406	$85	$(7)	$484
Net income (loss)	—	—	—	31	—	31
Shares issued in connection with vesting of restricted stock units	248,979	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(23,772)	—	—	—	—	—
Stock option exercises	360,155	—	—	—	—	—
Stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2024	224,471,666	$—	$411	$116	$(7)	$520
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2. Revenue Recognition
As of June 30, 2024 and December 31, 2023, the Company’s air traffic liability balance was $325 million and $259 million, respectively, which includes amounts classified within other long-term liabilities on the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2024, 89% of the air traffic liability as of December 31, 2023 was recognized as passenger revenue within the Company’s condensed consolidated statements of operations. Of the air traffic liability balances as of June 30, 2024 and December 31, 2023, $47 million and $60 million, respectively, was related to unearned membership fees.
During the three and six months ended June 30, 2024 and 2023, the Company recognized $10 million, $18 million, $10 million and $20 million, respectively, of revenue related to expected and actual expiration of customer rights to book future travel in passenger revenues within the Company’s condensed consolidated statements of operations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Passenger revenues:
Fare	$355	$361	$679	$664
Non-fare passenger revenues:
Service fees	266	245	482	462
Baggage	233	232	437	453
Seat selection	67	74	131	146
Other	29	33	66	50
Total non-fare passenger revenue	595	584	1,116	1,111
Total passenger revenues	950	945	1,795	1,775
Other revenues	23	22	43	40
Total operating revenues	$973	$967	$1,838	$1,815
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$904	$877	$1,706	$1,658
Latin America	69	90	132	157
Total operating revenues	$973	$967	$1,838	$1,815
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
3. Other Current Assets
Other current assets consist of the following (in millions):

	June 30, 2024	December 31, 2023
Supplier incentives	$72	$50
Prepaid expenses	18	21
Forgivable loans	17	13
Income tax and other taxes receivable	4	3
Other	5	3
Total other current assets	$116	$90
4. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, from time to time the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During each of the three and six months ended June 30, 2024 and 2023, the Company did not enter into any swaps and, therefore, paid no upfront premiums for options. As of June 30, 2024, the Company had no interest rate hedges outstanding.
Assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s condensed consolidated balance sheets. There were no assets outstanding as of June 30, 2024 and December 31, 2023, respectively.
The following table summarizes the effect of interest rate derivative instruments reflected in rent expense within the Company’s condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Amortization of cash flow hedge gains (losses), net of tax	$—	$(1)	$—	$(1)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$—	$1	$—	$1
Interest rate derivative contract gains (losses), net of tax	—	2	—	(5)
Total	$—	$3	$—	$(4)
As of June 30, 2024, $7 million was included in accumulated other comprehensive income (loss) related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft or engine lease term.
5. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	June 30, 2024	December 31, 2023
Passenger and other taxes and fees payable	$163	$125
Salaries, wages and benefits	107	107
Station obligations	73	69
Aircraft maintenance	43	76
Fuel liabilities	36	35
Leased aircraft return costs	22	1
Other current liabilities	41	48
Total other current liabilities	$485	$461
6. Debt
The Company’s debt obligations are as follows (in millions):

	June 30, 2024	December 31, 2023
Secured debt:
Pre-delivery credit facility(a)	$300	$312
Building note(b)	6	16
Unsecured debt:
Affinity card advance purchase of miles(c)	83	80
PSP promissory notes(d)	66	66
Total debt	455	474
Less: current maturities of long-term debt, net	(263)	(251)
Less: total debt acquisition costs and other discounts, net	(3)	(4)
Long-term debt, net	$189	$219
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
(b)Represents a note with a commercial bank related to the Company’s headquarters. In June 2024, the Company’s previous note related to its headquarters reached maturity and a final payment of $16 million was made to cover all unpaid principal, accrued unpaid interest and other amounts due. Subsequent to this final payment, the Company entered into a new $6 million note with a different commercial bank maturing in June 2031. Under the terms of the new outstanding note, the Company is required to make regular monthly payments on principal and unpaid interest. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and other amounts due. Interest on the new note will accrue on the unpaid principal balance at a fixed annual rate of 6.79%.
(c)The Company entered into an agreement with Barclays in 2003 which, as amended, provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through, and including, January 15, 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning March 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
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
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. These warrants will expire between May 2025 and June 2026. No warrants have been exercised as of June 30, 2024.
Cash payments for interest related to debt were $17 million and $12 million for the six months ended June 30, 2024 and 2023, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of June 30, 2024 and December 31, 2023, the Company did not have any outstanding letters of credit that were drawn upon.
As of June 30, 2024, future maturities of debt are payable as follows (in millions):

Total
Remainder of 2024	$141
2025	159
2026	—
2027	—
2028	69
Thereafter	86
Total debt principal payments	$455
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of June 30, 2024, the Company was in compliance with all of its covenants.
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Operating Leases
Aircraft
As of June 30, 2024, the Company leased 148 aircraft with remaining terms ranging from 8 months to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of June 30, 2024, the Company leased 33 spare engines which are all under operating leases, with the remaining term ranging from one month to 12 years. As of June 30, 2024, the lease rates for 10 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three and six months ended June 30, 2024 and 2023, the Company executed sale-leaseback transactions with third-party lessors for six, twelve, one and four new Airbus A320neo family aircraft, respectively. The Company did not enter into any direct leases during the three and six months ended June 30, 2024 and entered into two and five direct leases for new Airbus A320neo family aircraft during the three and six months ended June 30, 2023, respectively. Additionally, the Company completed sale-leaseback transactions for two, two, one and two engines during the three and six months ended June 30, 2024 and 2023, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized sale-leaseback gain transactions of $77 million, $148 million, $17 million and $57 million during the three and six months ended June 30, 2024 and 2023, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and six months ended June 30, 2024 and 2023, aircraft rent expense was $147 million, $306 million, $148 million and $279 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance-related reserves and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves was $(7) million for each of the three and six months ended June 30, 2024, and $(2) million for each of the three and six months ended June 30, 2023. The portion of supplemental rent expense related to probable lease return condition obligations was $1 million, $14 million, $22 million and $24 million for the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company’s total leased aircraft return cost liability was $31 million and $26 million, respectively, which are reflected in other current liabilities and other long-term liabilities within the Company’s condensed consolidated balance sheets.
During the three months ended June 30, 2024, the Company reached an agreement with one of its aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of the Company’s required performance of major maintenance activities on its aircraft leases. As a result of the agreement, the lessor disbursed back to the Company previously paid aircraft maintenance deposits of approximately $104 million, resulting in the Company no longer having any aircraft maintenance deposits with any of its lessors as of June 30, 2024.
During the three months ended June 30, 2024, the Company extended the term for certain aircraft operating leases that were slated to expire between 2025 and 2027. For the three and six months ended June 30, 2024, the Company recorded a benefit of $11 million and $14 million, respectively, to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
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
Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of June 30, 2024, the remaining lease terms vary from one month to 10 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to eight years as of June 30, 2024.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost(a)	$155	$131	$302	$258
Variable lease cost(a)	94	70	173	144
Total lease costs	$249	$201	$475	$402
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and six months ended June 30, 2024 and 2023, the Company acquired, through new or modified operating leases, operating lease assets totaling $571 million, $826 million, $107 million and $338 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2024 and 2023, the Company paid cash of $155 million, $302 million, $130 million and $257 million, respectively, for amounts included in the measurement of lease liabilities.
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8. Stock-Based Compensation
During the three and six months ended June 30, 2024 and 2023, the Company recognized $5 million, $9 million, $3 million and $7 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options and Restricted Stock Units
During the six months ended June 30, 2024, no stock options were granted and 758,217 vested stock options were exercised with a weighted-average exercise price of $1.25 per share. As of June 30, 2024, the weighted-average exercise price of outstanding stock options was $5.26 per share.
During the six months ended June 30, 2024, 1,409,000 restricted stock units were issued with a weighted-average grant date fair value of $5.53 per share. During the six months ended June 30, 2024, 990,525 restricted stock units vested, of which 275,866 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $11.79 and $12.68 per share, respectively.
Stockholders’ Equity
As of June 30, 2024 and December 31, 2023, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
9. Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2024, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2024	—	11	11	1
2025	14	23	37	4
2026	19	24	43	4
2027	14	21	35	3
2028	2	38	40	2
Thereafter	—	32	32	—
Total	49	149	198	14
__________________
(a)    While the schedule presented reflects the contractual delivery dates as of June 30, 2024, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of June 30, 2024, the Company had commitments to purchase an aggregate of 49 A320neo and 149 A321neo aircraft, with deliveries expected through 2029 per the latest delivery schedule. In June 2024, the Company provided notice to Airbus as permitted in the Airbus Purchase Agreements that it will not purchase any A321XLR aircraft and will convert 18 A320neo to A321neo aircraft. This conversion has been reflected in the table above.
The Airbus Purchase Agreements also provide for, among other things, varying purchase incentives for each aircraft type (e.g., A320neo versus A321neo), which are allocated proportionally by aircraft type over the remaining
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost. As of June 30, 2024 and December 31, 2023, the Company had $88 million and $78 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets.
As of June 30, 2024, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2024	$668
2025	2,224
2026	2,477
2027	2,066
2028	2,467
Thereafter	2,002
Total	$11,904
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
In situations where the Company may be a plaintiff and receives, or expects to receive, a favorable ruling related to litigation, the Company follows the accounting standards codification guidance for gain contingencies. The Company does not recognize a gain contingency within its condensed consolidated financial statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the condensed consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized. During the three months ended June 30, 2024, the Company received a favorable ruling in the U.S District Court for the Southern District of New York regarding a breach of contract action against a former aircraft lessor in which the Company was awarded
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

$50 million in damages plus post-judgement interest. Given that the judgment has been appealed to the Unites States Court of Appeals for the Second Circuit, the Company has not recorded any amounts within the condensed consolidated financial statements as of June 30, 2024.
Employees
The Company has seven union-represented employee groups that together represented approximately 88% of all employees as of June 30, 2024. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of June 30, 2024:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	June 30, 2024
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	53%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028	1%
Material Specialists	IBT	March 2022(d)	1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)    ALPA filed for mediation through the National Mediation Board in January 2024, and the parties are meeting regularly as part of the mediation process.
(c)    In November 2023, AFA-CWA exercised their contractual right to open negotiations early. Negotiations are currently ongoing.
(d)    The Company’s collective bargaining agreements with its aircraft appearance agents, material specialists, and maintenance controllers, each represented by IBT, were still amendable as of June 30, 2024, and pursuant to the Railway Labor Act the parties continue to be bound by the existing agreements as negotiations continue.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $6 million and $5 million for health care claims estimated to be incurred but not yet paid, as of June 30, 2024 and December 31, 2023, respectively, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
10. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share are computed pursuant to the two-class method. Under the two-class method, the Company attributes net income to common stock and other participating rights (including those with vested share-based awards). Basic earnings per share is calculated by taking net income, less earnings allocated to participating rights, divided by the basic weighted-average common stock outstanding. In accordance with the two-class method, diluted earnings per share is calculated using the more dilutive impact of the treasury-stock method or from reducing net income for the earnings allocated to participating rights.
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic:
Net income (loss)	$31	$71	$5	$58
Less: net income attributable to participating rights	—	(2)	—	(2)
Net income (loss) attributable to common stockholders	$31	$69	$5	$56
Weighted-average common shares outstanding, basic	224,214,030	219,402,647	223,822,565	218,792,850
Earnings (loss) per share, basic	$0.14	$0.32	$0.02	$0.26
Diluted:
Net income (loss)	$31	$71	$5	$58
Less: net income attributable to participating rights	—	(2)	—	(2)
Net income (loss) attributable to common stockholders	$31	$69	$5	$56
Weighted-average common shares outstanding, basic	224,214,030	219,402,647	223,822,565	218,792,850
Effect of dilutive potential common shares	2,389,768	1,023,012	2,380,811	1,430,423
Weighted-average common shares outstanding, diluted	226,603,798	220,425,659	226,203,376	220,223,273
Earnings (loss) per share, diluted	$0.14	$0.31	$0.02	$0.26
Approximately 5,007,745 and 5,154,621 shares were excluded from the computation of diluted weighted-average shares for the three and six months ended June 30, 2024, respectively, due to anti-dilutive effects. Approximately 2,886,151 and 2,264,024 shares were excluded from the computation of diluted weighted-average shares for the three and six months ended 2023, respectively, due to anti-dilutive effects.
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11. Income Taxes
The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to pretax income (loss) excluding unusual or infrequently occurring discrete items for the reporting period. When a reliable estimate cannot be made, the Company computes the interim provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company determined that given small changes in estimated ordinary income would result in significant variation in the estimated annual effective tax rate for the current year and the resulting uncertainty of the impact on the valuation allowance, the discrete method represents the best estimate of the actual effective tax rate and the Company has calculated its effective tax using the discrete method for the three and six months ended June 30, 2024. The Company’s effective tax rate for the three and six months ended June 30, 2024 was an expense of 3.1% and 37.5%, respectively, on pre-tax income, compared to an expense of 19.3% and 18.3%, respectively, on pre-tax income for the three and six months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was lower than the statutory rate primarily related to a decrease in the Company’s valuation allowance relating to U.S. federal and state net operating losses. The effective tax rate for the six months ended June 30, 2024 was higher than the statutory rate primarily due to the non-deductibility of certain executive compensation costs and other employee benefits, as well as shortfalls related to the vesting and exercise of the Company’s share-based awards offset by a decrease in the valuation allowance. The Company’s effective tax rate for the three and six months ended June 30, 2023 was lower than the statutory rate primarily due to excess tax benefits associated with the Company’s stock-based compensation arrangements.
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
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of June 30, 2024, the Company remains in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective negative evidence outweighs other subjective positive evidence, such as the projection of future taxable income. As a result, as of June 30, 2024, the Company has a valuation allowance of $35 million against its deferred tax assets for U.S. federal and state net operating loss carryforwards, which includes reductions in the Company’s valuation allowance of $7 million and $2 million, respectively, recorded during the three and six months ended June 30, 2024.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of June 30, 2024 and December 31, 2023, the Company had less than $1 million of restricted cash.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facility	$300	$304	$312	$316
Building note	6	6	16	16
Unsecured debt:
Affinity card advance purchase of miles	83	81	80	76
PSP promissory notes	66	60	66	57
Total debt	$455	$451	$474	$465

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of June 30, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$658	$658	$—	$—

		Fair Value Measurements as of December 31, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$609	$609	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2023 and June 30, 2024.
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13. Related Parties
Management Services
Indigo Partners LLC (“Indigo Partners”) managed an investment fund, Indigo Frontier Holdings Company, LLC (“Indigo Frontier”), that was the controlling stockholder of the Company until April 2024, when Indigo Frontier distributed all of its shares held to its members on a pro rata basis, in-kind and without consideration. Certain affiliates of Indigo Partners continue to be substantial stockholders of the Company. Indigo Partners continues to provide management services to the Company, for which the Company is assessed a quarterly fee. The Company recorded $1 million for each of the three and six months ended June 30, 2024 and 2023 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
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
14. Subsequent Events
Flight Equipment Commitments
In August 2024, the Company and Airbus entered into a binding term sheet, subject to execution of customary closing documentation, to, among other things, update the remaining firm aircraft purchase order delivery schedule, which defers previously scheduled firm aircraft delivery dates from 2025 through 2028 to later years. These changes are reflected in the table below and reflect scheduled aircraft received in July 2024:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2024	—	9	9	1
2025	8	13	21	4
2026	7	15	22	4
2027	8	26	34	3
2028	4	30	34	2
Thereafter	—	76	76	—
Total	27	169	196	14

See Notes to Condensed Consolidated Financial Statements

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
The following table provides select financial and operational information for the three and six months ended June 30, 2024 and 2023, respectively (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total operating revenues	$973	$967	$1,838	$1,815
Total operating expenses	$948	$888	$1,844	$1,761
Income (loss) before income taxes	$32	$88	$8	$71
Available seat miles (“ASMs”)	10,552	9,337	19,998	18,112
Total operating revenues for the three and six months ended June 30, 2024 totaled $973 million and $1,838 million, respectively, an increase of 1% compared to each of the three and six months ended June 30, 2023, respectively. This was primarily due to an increase in capacity, as measured by ASMs, partially offset by a reduction in revenue per available seat mile (“RASM”) for the three and six months ended June 30, 2024 as compared to the corresponding prior year periods.
Total operating expenses during the three and six months ended June 30, 2024 totaled $948 million and $1,844 million, respectively, resulting in a cost per available seat mile (“CASM”) of 8.98¢ and 9.22¢, compared to 9.51¢ and 9.72¢ for the three and six months ended June 30, 2023, respectively. Fuel expense was 18% and 3% higher, respectively, as compared to the corresponding prior year periods. The $44 million increase in fuel expense for the three months ended June 30, 2024 as compared to the corresponding prior year period was primarily driven by a 13% increase in fuel gallons consumed as a result of our 13% capacity increase and a 6% increase in fuel cost per gallon. The $15 million increase in fuel expense for the six months ended June 30, 2024 as compared to the corresponding prior year period was primarily driven by a 9% increase in fuel gallons consumed as a result of our 10% increase in capacity partially offset by a 6% reduction in fuel cost per gallon.
Our non-fuel expenses increased by 2% and 6% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding prior year periods, driven primarily by higher capacity and larger fleet size and the resulting increase in operations during the same periods partially offset by increased sale-leaseback gains, lower lease return costs and lower maintenance, materials and repairs costs. While non-fuel expenses
See Notes to Condensed Consolidated Financial Statements

increased by $16 million and $68 million, CASM (excluding fuel), a non-GAAP measure, decreased by 10% and 5% to 6.24¢ and 6.46¢ for the three and six months ended June 30, 2024, respectively. The decrease in CASM (excluding fuel) on increased ASMs of 13% and 10% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding prior year periods, was due to an increase in sale-leaseback gains compared to the corresponding prior year periods as well as a decrease in aircraft rent expense due to lease extension events and a decrease in maintenance, materials and repairs primarily due to lower contract labor costs partially offset by an increase in station costs due to a lower stage length on higher departures. Additionally, for the six months ended June 30, 2024, CASM (excluding fuel) was unfavorably impacted by higher crew costs including other benefits and increased salaried support staff expenses. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest.”
We generated net income of $31 million and $5 million during the three and six months ended June 30, 2024, respectively, compared to net income of $71 million and $58 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, our total available liquidity was $658 million, made up of cash and cash equivalents.
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating Revenues

	Three Months Ended June 30,		Change
	2024	2023
Operating revenues ($ in millions):
Passenger	$950	$945	$5	1%
Other	23	22	1	5%
Total operating revenues	$973	$967	$6	1%

Operating statistics:
ASMs (millions)	10,552	9,337	1,215	13%
Revenue passenger miles (“RPMs”) (millions)	8,238	7,964	274	3%
Average stage length (miles)	899	1,038	(139)	(13)%
Load factor	78.1%	85.3%	(7.2) pts	N/A
RASM (¢)	9.21	10.35	(1.14)	(11)%
Total ancillary revenue per passenger ($)	69.34	79.64	(10.30)	(13)%
Total revenue per passenger ($)	109.25	127.23	(17.98)	(14)%
Passengers (thousands)	8,899	7,596	1,303	17%
Total operating revenue increased $6 million, or 1%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. While capacity grew by 13%, as measured by ASMs, revenue was unfavorably impacted by the 11% reduction in RASM due to a 14% decline in total revenue per passenger as well as a 7.2 point reduction in load factor. Revenue per passenger reflected weak domestic pricing as seat growth outpaced seasonal demand and the above-average concentration of capacity allocated to new markets which also led to lower load factors. The increase in capacity was driven by an 18% increase in average aircraft in service during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, partially offset by a 13% decrease in average stage length to 899 miles compared to 1,038 miles for the corresponding prior year period.
See Notes to Condensed Consolidated Financial Statements

Operating Expenses

	Three Months Ended June 30,		Change		Cost per ASM				Change
	2024	2023			2024		2023
Operating expenses ($ in millions):(a)
Aircraft fuel	$288	$244	$44	18%	2.74	¢	2.61	¢	5%
Salaries, wages and benefits	244	211	33	16%	2.31		2.26		2%
Aircraft rent	147	148	(1)	(1)%	1.39		1.59		(13)%
Station operations	163	124	39	31%	1.54		1.33		16%
Maintenance, materials and repairs	42	52	(10)	(19)%	0.40		0.56		(29)%
Sales and marketing	47	44	3	7%	0.45		0.47		(4)%
Depreciation and amortization	18	12	6	50%	0.17		0.13		31%
Other operating	(1)	53	(54)	N/M	(0.02)		0.56		N/M
Total operating expenses	$948	$888	$60	7%	8.98	¢	9.51	¢	(6)%

Operating statistics:
ASMs (millions)	10,552	9,337	1,215	13%
Average stage length (miles)	899	1,038	(139)	(13)%
Passengers (thousands)	8,899	7,596	1,303	17%
Departures	57,176	45,408	11,768	26%
CASM (excluding fuel) (¢) (b)	6.24	6.90	(0.66)	(10)%
Fuel cost per gallon ($)	2.84	2.69	0.15	6%
Fuel gallons consumed (thousands)	101,690	90,379	11,311	13%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)This metric is not calculated in accordance with GAAP. See the reconciliation to the corresponding GAAP measure provided below.
See Notes to Condensed Consolidated Financial Statements

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended June 30,
	2024		2023
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		8.98		9.51
Aircraft fuel	(288)	(2.74)	(244)	(2.61)
CASM (excluding fuel)(b)		6.24		6.90

Adjusted CASM (excluding fuel)(b)		6.24		6.90
Aircraft fuel	288	2.74	244	2.61
Adjusted CASM(c)		8.98		9.51
Net interest expense (income)	(7)	(0.08)	(9)	(0.10)
Adjusted CASM + net interest(d)		8.90		9.41

CASM		8.98		9.51
Net interest expense (income)	(7)	(0.08)	(9)	(0.10)
CASM + net interest(d)		8.90		9.41
__________________
(a)Cost per ASM figures may not recalculate due to rounding. During the three months ended June 30, 2024 and 2023, there were no non-GAAP adjustments.
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
(c)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(d)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
Aircraft Fuel. Aircraft fuel expense increased by $44 million, or 18%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to an increase of 13% in fuel gallons consumed due to higher capacity and a 6% growth in fuel cost per gallon.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $33 million, or 16%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was
See Notes to Condensed Consolidated Financial Statements

primarily due to higher crew costs, driven by elevated credit hours on higher capacity and other benefit costs, as well as increased headcount of salaried support staff, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense decreased by $1 million, or 1%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due a decrease in lease return costs caused by aircraft lease extension events that occurred in the current period as well as the ongoing benefit from extensions in prior periods, which was mostly offset by a larger fleet.
Station Operations. Station operations expense increased by $39 million, or 31%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to increased airport operations as a result of the 26% increase in departures and 17% increase in passengers.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense decreased by $10 million, or 19%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was primarily due to lower contract labor costs, partially offset by the 18% increase in average aircraft in service, resulting in higher aircraft maintenance costs.
Sales and Marketing. Sales and marketing expense increased by $3 million, or 7%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due an increase in customer reservation system fees and paid media advertising. The following table presents our distribution channel mix:

	Three Months Ended June 30,		Change
Distribution Channel	2024	2023
Our website, mobile app and other direct channels	72%	71%	1	pts
Third-party channels	28%	29%	(1)	pts
Depreciation and Amortization. Depreciation and amortization expense increased by $6 million, or 50%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase in capitalized maintenance depreciation due to the increase in fleet size as well as a gain on asset disposal during the comparable prior year period.
Other Operating. Other operating resulted in a net gain of $1 million during the three months ended June 30, 2024, as compared to an expense of $53 million during the three months ended June 30, 2023. This movement was primarily driven by the increase in sale-leaseback gains compared to the corresponding prior year period, as a result of six aircraft inductions and two engine inductions subject to sale-leaseback transactions in the current period compared to one aircraft induction and one engine induction subject to sale-leaseback transactions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $2 million, or 22%, during the three months ended June 30, 2024, as compared the three months ended June 30, 2023. The decrease was primarily due to lower interest income from lower balances in interest-bearing cash accounts and increased interest expense, driven mainly by higher interest rates and higher principal balances on our debt, partially offset by greater capitalized interest due to higher interest rates.
Income Taxes. Our effective tax rate for the three months ended June 30, 2024 was an expense of 3.1%, compared to an expense of 19.3% for the three months ended June 30, 2023, on pre-tax net income for both periods. The primary difference between the effective tax rate and the federal statutory rate is related to a decrease in our valuation allowance relating to federal and state net operating losses. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.
See Notes to Condensed Consolidated Financial Statements

Results of Operations
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating Revenues

	Six Months Ended June 30,		Change
	2024	2023
Operating revenues ($ in millions):
Passenger	$1,795	$1,775	$20	1%
Other	43	40	3	8%
Total operating revenues	$1,838	$1,815	$23	1%

Operating statistics:
ASMs (millions)	19,998	18,112	1,886	10%
RPMs (millions)	15,107	15,226	(119)	(1)%
Average stage length (miles)	925	1,045	(120)	(11)%
Load factor	75.5%	84.1%	(8.6) pts	N/A
RASM (¢)	9.19	10.02	(0.83)	(8)%
Total ancillary revenue per passenger ($)	72.86	79.78	(6.92)	(9)%
Total revenue per passenger ($)	115.54	125.83	(10.29)	(8)%
Passengers (thousands)	15,904	14,422	1,482	10%
Total operating revenue increased $23 million, or 1%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. While capacity grew by 10%, as measured by ASMs, revenue was unfavorably impacted by the 8% reduction in RASM due to decreased total revenue per passenger as well as lower load factor. Revenue performance reflected weak domestic industry pricing and the above-average concentration of capacity allocated to new markets. The increase in capacity was driven by a 16% increase in average aircraft in service during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, partially offset by an 11% decrease in average stage length to 925 miles compared to 1,045 miles for the corresponding prior year period as well as a 4% decrease in average daily aircraft utilization to 10.9 hours per day compared to 11.4 hours per day for the corresponding prior year period.
See Notes to Condensed Consolidated Financial Statements

Operating Expenses

	Six Months Ended June 30,		Change		Cost per ASM				Change
	2024	2023			2024		2023
Operating expenses ($ in millions):(a)
Aircraft fuel	$551	$536	$15	3%	2.76	¢	2.96	¢	(7)%
Salaries, wages and benefits	477	414	63	15%	2.39		2.29		4%
Aircraft rent	306	279	27	10%	1.53		1.54		(1)%
Station operations	300	248	52	21%	1.50		1.37		9%
Maintenance, materials and repairs	91	97	(6)	(6)%	0.46		0.54		(15)%
Sales and marketing	87	84	3	4%	0.44		0.46		(4)%
Depreciation and amortization	34	23	11	48%	0.17		0.13		31%
Other operating	(2)	80	(82)	N/M	(0.03)		0.43		N/M
Total operating expenses	$1,844	$1,761	$83	5%	9.22	¢	9.72	¢	(5)%

Operating statistics:
ASMs (millions)	19,998	18,112	1,886	10%
Average stage length (miles)	925	1,045	(120)	(11)%
Passengers (thousands)	15,904	14,422	1,482	10%
Departures	105,842	88,120	17,722	20%
CASM (excluding fuel) (¢) (b)	6.46	6.77	(0.31)	(5)%
Adjusted CASM (excluding fuel) (¢) (b)	6.46	6.76	(0.30)	(4)%
Fuel cost per gallon ($)	2.88	3.06	(0.18)	(6)%
Fuel gallons consumed (thousands)	191,347	174,966	16,381	9%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. See the reconciliation to corresponding GAAP measures provided below.
See Notes to Condensed Consolidated Financial Statements

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Six Months Ended June 30,
	2024		2023
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.22		9.72
Aircraft fuel	(551)	(2.76)	(536)	(2.95)
CASM (excluding fuel)(b)		6.46		6.77
Transaction and merger-related costs(c)	—	—	(1)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.46		6.76
Aircraft fuel	551	2.76	536	2.95
Adjusted CASM(d)		9.22		9.71
Net interest expense (income)	(14)	(0.07)	(17)	(0.09)
Adjusted CASM + net interest(e)		9.15		9.62

CASM		9.22		9.72
Net interest expense (income)	(14)	(0.07)	(17)	(0.09)
CASM + net interest(e)		9.15		9.63
__________________
(a)Cost per ASM figures may not recalculate due to rounding. During the six months ended June 30, 2024, there were no non-GAAP adjustments.
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
(c)Represents $1 million in employee retention costs incurred in connection with the terminated merger with Spirit Airlines, Inc., for the six months ended June 30, 2023.
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
Aircraft Fuel. Aircraft fuel expense increased by $15 million, or 3%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to a 9% increase in fuel gallons consumed, driven by higher capacity, partially offset by a 6% reduction in fuel cost per gallon.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $63 million, or 15%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to higher crew costs, driven primarily by elevated credit hours on higher capacity, an increased headcount of salaried
See Notes to Condensed Consolidated Financial Statements

support staff and increased other benefits for the six months ended June 30, 2024, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $27 million, or 10%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a larger fleet, partially offset by a decrease in lease return costs.
Station Operations. Station operations expense increased by $52 million, or 21%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to increased airport operations as a result of the 20% increase in departures and 10% increase in passengers, partially offset by an increase in airport revenue sharing arrangements.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense decreased by $6 million, or 6%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This was primarily due to lower contract labor costs, partially offset by a 16% increase in average aircraft in service, which resulted in higher aircraft maintenance costs.
Sales and Marketing. Sales and marketing expense increased by $3 million, or 4%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase in customer reservation system fees and paid media advertising, partially offset by less contract labor costs. The following table presents our distribution channel mix:

	Six Months Ended June 30,		Change
Distribution Channel	2024	2023
Our website, mobile app and other direct channels	72%	71%	1	pt
Third-party channels	28%	29%	(1)	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $11 million, or 48%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating. Other operating resulted in a net gain of $2 million during the six months ended June 30, 2024, compared to an expense of $80 million during the six months ended June 30, 2023. This movement was primarily driven by the increase in sale-leaseback gains compared to the corresponding prior year period as a result of twelve aircraft inductions and two engine inductions subject to sale-leaseback transactions in the current period compared to four aircraft inductions and two engine inductions subject to sale-leaseback transactions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $3 million or 18% during the six months ended June 30, 2024, as compared the six months ended June 30, 2023. The decrease was primarily due to increased interest expense, driven mainly by higher interest rates and higher principal balances on our debt as well as lower interest income from lower balances in interest-bearing cash accounts, partially offset by greater capitalized interest due to higher interest rates.
Income Taxes. Our effective tax rate for the six months ended June 30, 2024 was an expense of 37.5%, compared to an expense of 18.3% for the six months ended June 30, 2023, on pre-tax net income for both periods. The primary difference between the effective tax rate and the federal statutory rate for the six months ended June 30, 2024 is related to the impact of non-deductibility of certain executive compensation costs and other employee benefits in addition to net shortfalls related to the vesting and exercise of our share-based awards. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.
See Notes to Condensed Consolidated Financial Statements

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$32	$88	$8	$72
Adjusted net income (loss)(a)	$31	$71	$10	$59
EBITDA(a)	$43	$91	$28	$77
EBITDAR(b)	$190	$239	$334	$356
Adjusted EBITDA(a)	$43	$91	$28	$78
Adjusted EBITDAR(b)	$190	$239	$334	$357
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
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$31	$71	$5	$58
Non-GAAP Adjustments(a):
Transaction and merger-related costs	—	—	—	1
Pre-tax impact	—	—	—	1
Tax benefit (expense), related to non-GAAP adjustments	—	—	—	—
Valuation allowance(b)	—	—	5	—
Net income (loss) impact	$—	$—	$5	$1

Adjusted net income (loss)	$31	$71	$10	$59

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$32	$88	$8	$71
Pre-tax impact	—	—	—	1
Adjusted pre-tax income (loss)	$32	$88	$8	$72

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$31	$71	$5	$58
Plus (minus):
Interest expense	8	7	17	13
Capitalized interest	(7)	(6)	(16)	(12)
Interest income and other	(8)	(10)	(15)	(18)
Income tax expense (benefit)	1	17	3	13
Depreciation and amortization	18	12	34	23
EBITDA	43	91	28	77
Plus: Aircraft rent	147	148	306	279
EBITDAR	$190	$239	$334	$356

EBITDA	$43	$91	$28	$77
Plus (minus)(a)
Transaction and merger-related costs	—	—	—	1
Adjusted EBITDA	43	91	28	78
Plus: Aircraft rent	147	148	306	279
Adjusted EBITDAR	$190	$239	$334	$357
___________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.
(b)During the six months ended June 30, 2024, we recorded a $5 million non-cash valuation allowance against our U.S. federal and state net operating loss deferred tax assets, which largely do not expire, mainly as a result of being in a three-year historical cumulative pre-tax loss position and due to the loss generated during the three months ended March 31, 2024, which has no impact on cash taxes and is not reflective of our effective tax rate for deductible net operating losses generated or actual cash tax obligations created. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.
See Notes to Condensed Consolidated Financial Statements

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2024 and 2023. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended June 30,			Change	Six Months Ended June 30,			Change
	2024	2023			2024	2023
Operating statistics (unaudited)(a)
Available seat miles (“ASMs”) (millions)	10,552	9,337		13%	19,998	18,112		10%
Departures	57,176	45,408		26%	105,842	88,120		20%
Average stage length (miles)	899	1,038		(13)%	925	1,045		(11)%
Block hours	147,506	128,854		14%	279,563	251,824		11%
Average aircraft in service	145	123		18%	141	122		16%
Aircraft – end of period	148	126		17%	148	126		17%
Average daily aircraft utilization (hours)	11.2	11.5		(3)%	10.9	11.4		(4)%
Passengers (thousands)	8,899	7,596		17%	15,904	14,422		10%
Average seats per departure	204	198		3%	203	197		3%
Revenue passenger miles (“RPMs”) (millions)	8,238	7,964		3%	15,107	15,226		(1)%
Load Factor	78.1%	85.3%	(7.2)	pts	75.5%	84.1%	(8.6)	pts
Fare revenue per passenger ($)	39.91	47.59		(16)%	42.68	46.05		(7)%
Non-fare passenger revenue per passenger ($)	66.80	76.89		(13)%	70.15	77.06		(9)%
Other revenue per passenger ($)	2.54	2.75		(8)%	2.71	2.72		—%
Total ancillary revenue per passenger ($)	69.34	79.64		(13)%	72.86	79.78		(9)%
Total revenue per passenger ($)	109.25	127.23		(14)%	115.54	125.83		(8)%
Total revenue per available seat mile (“RASM”) (¢)	9.21	10.35		(11)%	9.19	10.02		(8)%
Cost per available seat mile (“CASM”) (¢)	8.98	9.51		(6)%	9.22	9.72		(5)%
CASM (excluding fuel) (¢) (b)	6.24	6.90		(10)%	6.46	6.77		(5)%
CASM + net interest (¢) (b)	8.90	9.41		(5)%	9.15	9.63		(5)%
Adjusted CASM (¢) (b)	8.98	9.51		(6)%	9.22	9.71		(5)%
Adjusted CASM (excluding fuel) (¢) (b)	6.24	6.90		(10)%	6.46	6.76		(4)%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢) (b)(c)	5.92	7.03		(16)%	6.21	6.91		(10)%
Adjusted CASM + net interest (¢) (b)	8.90	9.41		(5)%	9.15	9.62		(5)%
Fuel cost per gallon ($)	2.84	2.69		6%	2.88	3.06		(6)%
Fuel gallons consumed (thousands)	101,690	90,379		13%	191,347	174,966		9%
Full-time equivalent employees	8,100	6,692		21%	8,100	6,692		21%
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
(c)Stage-length adjusted to 1,000 miles: Adjusted CASM (excluding fuel) * Square root (stage length / 1,000).
See Notes to Condensed Consolidated Financial Statements

Liquidity, Capital Resources and Financial Position
Overview
As of June 30, 2024, we had $658 million in total available liquidity, made up of cash and cash equivalents. We had $452 million of total debt, net, of which $263 million is short-term and consists primarily of amounts outstanding under our pre-delivery deposit payment (“PDP”) facility (as amended from time to time, the “PDP Financing Facility”). Our total debt, net is comprised of $300 million outstanding under our PDP Financing Facility, $83 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans from the U.S. Department of the Treasury (the “Treasury,” and such loans, the “PSP Promissory Notes”) and $6 million in secured indebtedness for our headquarters building, partially offset by $3 million in deferred debt acquisition costs and other discounts.
The previous note related to our headquarters had a maturity date in June 2024 and we repaid the remaining outstanding balance, inclusive of any unpaid principal, interest, and other amounts, during the three months ended June 30, 2024. Subsequent to the payoff of the loan, we entered into a loan agreement in the amount of $6 million, with a maturity date in June 2031, which was outstanding on our condensed consolidated balance sheet as of June 30, 2024. Please refer to “Notes to Condensed Consolidated Financial Statements—6. Debt” for additional information.
In connection with the PSP Promissory Notes and the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full on February 2, 2022, we issued warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued in common shares and we have classified the warrant liability to additional paid-in-capital on our condensed consolidated balance sheet. These warrants will expire between May 2025 and June 2026. No warrants have been exercised as of June 30, 2024.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	June 30, 2024	December 31, 2023
	($ in millions)
Cash and cash equivalents	$658	$609
Total current assets, excluding cash and cash equivalents	$289	$262
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$957	$858
Current maturities of long-term debt, net	$263	$251
Long-term debt, net	$189	$219
Stockholders’ equity	$520	$507
Debt to capital ratio	47%	48%
Debt to capital ratio, including operating lease obligations	89%	87%
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

Our single largest capital commitment relates to the acquisition of aircraft. As of June 30, 2024, we operated all of our 148 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of June 30, 2024, we had $392 million of PDPs held by Airbus which have been partially financed by our PDP Financing Facility. As of June 30, 2024, our PDP Financing Facility, which allows us to draw up to an aggregate of $365 million, had $300 million outstanding. As of June 30, 2024, we had a firm obligation to purchase 198 A320neo family aircraft and 14 additional spare engines to be delivered by 2029. Of our aircraft commitments, 13 had committed operating leases for 2024 and 2025 deliveries, and 15 were subject to non-binding letters of intent to provide operating lease financing for 2025 and 2026 deliveries. We intend to evaluate financing options for the remaining aircraft.
During the three months ended June 30, 2024, we reached an agreement with one of our aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of our required performance of major maintenance activities on its aircraft leases. As a result of the agreement, the lessor disbursed back to us previously paid aircraft maintenance deposits of approximately $104 million, resulting in us no longer having any aircraft maintenance deposits with any of our lessors as of June 30, 2024.
The following table summarizes current and long-term material cash requirements as of June 30, 2024, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations(a)	$141	$159	$—	$—	$69	$86	$455
Interest commitments(b)	13	12	10	10	9	8	62
Operating lease obligations(c)	307	622	595	566	490	2,180	4,760
Flight equipment purchase obligations(d)	668	2,224	2,477	2,066	2,467	2,002	11,904
Total	$1,129	$3,017	$3,082	$2,642	$3,035	$4,276	$17,181
__________________
(a)Includes principal commitments only associated with our PDP Financing Facility with borrowings as of June 30, 2024 pertaining to aircraft with deliveries through 2025, our affinity card unsecured debt due through 2029, our building note through June 2031 and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 6. Debt”.
(b)Represents interest on debt obligations.
(c)Represents gross cash payments related to our operating lease obligations that are not subject to discount as compared to the obligations measured on our condensed consolidated balance sheets. See “Notes to Condensed Consolidated Financial Statements — 7. Operating Leases”.
(d)Represents purchase commitments for aircraft and engines. In August 2024, Airbus agreed to an amended delivery schedule which delays previously scheduled firm aircraft delivery dates from 2025 through 2028 to later years. The table above reflects our commitments as of June 30, 2024 and does not reflect our aircraft purchase commitments after giving effect to this revised delivery schedule. See “Notes to Condensed Consolidated Financial Statements — 9. Commitments and Contingencies” and “Notes to Condensed Consolidated Financial Statements — 14. Subsequent Events” for further detail.

Cash Flows
The following table presents information regarding our cash flows in the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(13)	$(34)
Net cash used in investing activities	(34)	(33)
Net cash provided by financing activities	96	86
Net increase in cash, cash equivalents and restricted cash	49	19
Cash, cash equivalents and restricted cash at beginning of period	609	761
Cash, cash equivalents and restricted cash at end of period	$658	$780
Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities totaled $13 million, which was driven by non-cash adjustments of $102 million partially offset by $5 million of net income and $84 million of inflows from changes in operating assets and liabilities.
The $84 million of inflows from changes in operating assets and liabilities included:
•$82 million in decreases in our capitalized aircraft maintenance deposits;
•$70 million in increases in our air traffic liability driven by increased bookings;
•$28 million in increases in other liabilities driven primarily by passenger taxes payable;
•$9 million in increases in accounts payable; and
•$1 million in decreases in supplies and other current assets; partially offset by
•$105 million in increases in other long-term assets primarily driven by increases in prepaid maintenance, capitalized maintenance, and supplier incentives; and
•$1 million in increases in accounts receivable.
Our net income of $5 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$148 million in gains recognized on sale-leaseback transactions; partially offset by
•$34 million in depreciation and amortization;
•$9 million in stock-based compensation expense; and
•$3 million in deferred income tax expense.
During the six months ended June 30, 2023, net cash used in operating activities totaled $34 million, which was driven by $79 million of outflows from changes in operating assets and liabilities and non-cash adjustments totaling $13 million, partially offset by $58 million of net income.

The $79 million of outflows from changes in operating assets and liabilities included:
•$93 million in increases in other long-term assets driven by increases in capitalized maintenance, prepaid maintenance, prepaid bonuses and capitalized interest;
•$60 million in decreases in other liabilities driven primarily by leased aircraft return payments and decreased return costs, and other related accruals; and
•$9 million in increases in aircraft maintenance deposits; partially offset by
•$40 million in increases in our air traffic liability;
•$28 million in decreases in accounts receivable due to station and credit card receivables;
•$9 million in decreases in supplies and other current assets; and
•$6 million in increases in accounts payable.
Our net income of $58 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$57 million in gains recognized on sale-leaseback transactions; partially offset by
•$23 million in depreciation and amortization;
•$13 million in deferred tax expense;
•$7 million in stock-based compensation expense; and
•$1 million in amortization of cash flow hedges, net of tax.
As of June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities totaled $34 million, driven by:
•$48 million in cash outflows for capital expenditures; and
•$1 million in cash outflows relating to other investing activity; partially offset by
•$15 million in net proceeds for PDP activity.
During the six months ended June 30, 2023, net cash used in investing activities totaled $33 million, driven by:
•$23 million in cash outflows for capital expenditures;
•$9 million in net outflows for PDP activity; and
•$1 million in cash proceeds relating to other investing activity.
Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $96 million, driven by:
•$142 million in cash proceeds from debt issuances, consisting of $133 million drawn on our PDP Financing Facility, $6 million in new borrowing on our building note and a $3 million draw on our Barclays facility;
•$116 million in net proceeds received from sale-leaseback transactions; and
•$1 million in proceeds from the exercise of stock options; partially offset by
•$161 million in cash outflows from principal repayments on debt, which includes $145 million on our PDP Financing Facility and $16 million on our building note that reached maturity; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.

During the six months ended June 30, 2023, net cash provided by financing activities was $86 million, primarily driven by:
•$89 million in cash inflows from sale-leaseback transactions and spare engines delivered during the six months ended June 30, 2023; and
•$52 million in cash proceeds from debt issuances, consisting of $44 million in draws on our PDP Financing Facility and $9 million in draws on our Barclays facility, net of issuance costs; partially offset by
•$51 million in cash outflows from principal repayments on our PDP Financing Facility; and
•$5 million in cash outflows for payments related to tax withholdings of share-based awards.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2024. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2023 Annual Report.
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
“Available seat miles” or “ASMs” means seats (empty or full) multiplied by miles the seats are flown.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 30%, 30%, 27% and 30% of total operating expenses for the three and six months ended June 30, 2024 and 2023, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption for the 12 months ended June 30, 2024, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $114 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility and Effective Federal Funds Rate (“EFFR”) based interest rates on our affinity card advance purchase of miles. During the six months ended June 30, 2024, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $4 million.
We are also exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we have historically entered into contracts in order to limit the exposure to fluctuations in interest rates. During each of the three and six months ended June 30, 2024 and 2023, we did not enter into any swaps and, therefore, paid no upfront premiums for interest rate hedges. As of June 30, 2024, we had no interest rate hedges outstanding.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our 2023 Annual Report, other than the risk factors disclosed in Item 1A “Risk Factors” contained in our Quarterly Report for the quarter ended March 31, 2024. Investors are urged to review all such risk factors carefully.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the second quarter of 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Flight Equipment Commitments
On August 7, 2024, the Company and Airbus entered into a binding term sheet, subject to execution of customary closing documentation, to, among other things, update the remaining firm aircraft purchase order delivery schedule, which defers previously scheduled firm aircraft delivery dates from 2025 through 2028 to later years. These changes are reflected in the table below and reflect scheduled aircraft received in July 2024:

	A320neo	A321neo	Total Aircraft	Engines
Year Ending
Remainder of 2024	—	9	9	1
2025	8	13	21	4
2026	7	15	22	4
2027	8	26	34	3
2028	4	30	34	2
Thereafter	—	76	76	—
Total	27	169	196	14

The foregoing information is included for the purpose of providing the disclosures required under “Item 1.01 – Entry Into a Material Definitive Agreement” of Form 8-K.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On May 19, 2024, Steve Schuller, our Senior Vice President of Human Resources, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 40,000 shares of our common stock until May 16, 2026.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.2	Form of Common Stock Warrant					X

10.1†	Amendment No. One to Codeshare Agreement, dated as of May 22, 2018, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.					X

10.2	Amendment No. Two to Codeshare Agreement, dated as of February 14, 2019, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.					X

10.3	Amendment No. Three to Codeshare Agreement, dated as of April 12, 2024, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

FRONTIER GROUP HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)