Form 10-Q
period 2024-09-30
Frontier Group Holdings, Inc.
filed 2024-10-29
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 225,372,311 shares of common stock, $0.001 par value per share, outstanding as of October 25, 2024.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$576	$609
Accounts receivable, net	147	93
Supplies, net	76	79
Other current assets	111	90
Total current assets	910	871
Property and equipment, net	367	309
Operating lease right-of-use assets	3,723	2,964
Pre-delivery deposits for flight equipment	390	407
Aircraft maintenance deposits	—	84
Intangible assets, net	27	28
Other assets	409	330
Total assets	$5,826	$4,993
Liabilities and stockholders’ equity
Accounts payable	$128	$134
Air traffic liability	292	253
Frequent flyer liability	12	10
Current maturities of long-term debt, net	190	251
Current maturities of operating leases	632	549
Other current liabilities	470	461
Total current liabilities	1,724	1,658
Long-term debt, net	279	219
Long-term operating leases	3,126	2,440
Long-term frequent flyer liability	34	35
Other long-term liabilities	114	134
Total liabilities	5,277	4,486
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 224,518,145 and 222,998,790 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	414	403
Retained earnings	142	111
Accumulated other comprehensive income (loss)	(7)	(7)
Total stockholders’ equity	549	507
Total liabilities and stockholders’ equity	$5,826	$4,993
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$910	$862	$2,705	$2,637
Other	25	21	68	61
Total operating revenues	935	883	2,773	2,698
Operating expenses:
Aircraft fuel	261	291	812	827
Salaries, wages and benefits	236	221	713	635
Aircraft rent	177	150	483	429
Station operations	164	133	464	381
Maintenance, materials and repairs	53	48	144	145
Sales and marketing	46	41	133	125
Depreciation and amortization	19	13	53	36
Other operating	(40)	40	(42)	120
Total operating expenses	916	937	2,760	2,698
Operating income (loss)	19	(54)	13	—
Other income (expense):
Interest expense	(10)	(8)	(27)	(21)
Capitalized interest	8	7	24	19
Interest income and other	10	10	25	28
Total other income (expense)	8	9	22	26
Income (loss) before income taxes	27	(45)	35	26
Income tax expense (benefit)	1	(13)	4	—
Net income (loss)	$26	$(32)	$31	$26
Earnings (loss) per share:
Basic	$0.11	$(0.14)	$0.14	$0.12
Diluted	$0.11	$(0.14)	$0.14	$0.12
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$26	$(32)	$31	$26
Unrealized gains (losses) and amortization from cash flow hedges, net of adjustment for deferred tax benefit/(expense) of less than $1 and less than $(1) for the three and nine months ended September 30, 2024, respectively, and $(1) and less than $(1) for the three and nine months ended September 30, 2023, respectively. (Note 4)	—	4	—	—
Other comprehensive income (loss)	—	4	—	—
Comprehensive income (loss)	$26	$(28)	$31	$26
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$31	$26
Deferred income taxes	3	—
Depreciation and amortization	53	36
Gains recognized on sale-leaseback transactions	(218)	(97)
Stock-based compensation	12	10
Loss on extinguishment of debt	1	—
Amortization of cash flow hedges, net of tax	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	(53)	12
Supplies and other current assets	4	(18)
Aircraft maintenance deposits	82	(13)
Other long-term assets	(142)	(132)
Accounts payable	2	24
Air traffic liability	39	(6)
Other liabilities	17	(50)
Cash used in operating activities	(169)	(207)
Cash flows from investing activities:
Capital expenditures	(62)	(37)
Pre-delivery deposits for flight equipment, net of refunds	17	(52)
Other	(1)	(2)
Cash used in investing activities	(46)	(91)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	418	141
Principal repayments on debt	(420)	(84)
Proceeds from sale-leaseback transactions	185	124
Proceeds from the exercise of stock options	1	1
Tax withholdings on share-based awards	(2)	(5)
Cash provided by financing activities	182	177
Net decrease in cash, cash equivalents and restricted cash	(33)	(121)
Cash, cash equivalents and restricted cash, beginning of period	609	761
Cash, cash equivalents and restricted cash, end of period	$576	$640
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

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
Net income (loss)	—	—	—	(26)	—	(26)
Shares issued in connection with vesting of restricted stock units	741,546	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(252,094)	—	(2)	—	—	(2)
Stock option exercises	398,062	—	1	—	—	1
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2024	223,886,304	$—	$406	$85	$(7)	$484
Net income (loss)	—	—	—	31	—	31
Shares issued in connection with vesting of restricted stock units	248,979	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(23,772)	—	—	—	—	—
Stock option exercises	360,155	—	—	—	—	—
Stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2024	224,471,666	$—	$411	$116	$(7)	$520
Net income (loss)	—	—	—	26	—	26
Shares issued in connection with vesting of restricted stock units	67,373	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(20,894)	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at September 30, 2024	224,518,145	$—	$414	$142	$(7)	$549
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2. Revenue Recognition
As of September 30, 2024 and December 31, 2023, the Company’s air traffic liability balance was $294 million and $259 million, respectively, which includes amounts classified within other long-term liabilities on the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2024, 92% of the air traffic liability as of December 31, 2023 was recognized as passenger revenue within the Company’s condensed consolidated statements of operations. Of the air traffic liability balances as of September 30, 2024 and December 31, 2023, $40 million and $60 million, respectively, was related to unearned membership fees.
During the three and nine months ended September 30, 2024 and 2023, the Company recognized $7 million, $25 million, $16 million and $36 million, respectively, of revenue related to expected and actual expiration of customer rights to book future travel in passenger revenues within the Company’s condensed consolidated statements of operations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Passenger revenues:
Fare	$342	$302	$1,021	$966
Non-fare passenger revenues:
Service fees	266	244	748	706
Baggage	213	211	650	664
Seat selection	64	65	195	211
Other	25	40	91	90
Total non-fare passenger revenue	568	560	1,684	1,671
Total passenger revenues	910	862	2,705	2,637
Other revenues	25	21	68	61
Total operating revenues	$935	$883	$2,773	$2,698
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$890	$818	$2,596	$2,476
Latin America	45	65	177	222
Total operating revenues	$935	$883	$2,773	$2,698
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
The Company has a credit card affinity agreement, as amended from time to time, with its credit card partner, Barclays Bank Delaware (“Barclays”), through 2029, which provides for joint marketing, grants certain benefits to co-branded credit cardholders (“Cardholders”) and allows Barclays to market using the Company’s customer database. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers.
3. Other Current Assets
Other current assets consist of the following (in millions):

	September 30, 2024	December 31, 2023
Supplier incentives	$67	$50
Prepaid expenses	19	21
Forgivable loans	17	13
Income tax and other taxes receivable	3	3
Other	5	3
Total other current assets	$111	$90
4. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, from time to time the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During each of the three and nine months ended September 30, 2024 and 2023, the Company did not enter into any swaps and, therefore, paid no upfront premiums for options. As of September 30, 2024, the Company had no interest rate hedges outstanding.
Assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s condensed consolidated balance sheets. There were no assets outstanding as of September 30, 2024 and December 31, 2023, respectively.
The following table summarizes the effect of interest rate derivative instruments reflected in rent expense within the Company’s condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Amortization of cash flow hedge gains (losses), net of tax	$—	$—	$—	$(1)

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$—	$—	$—	$1
Interest rate derivative contract gains (losses), net of tax	—	4	—	(1)
Total	$—	$4	$—	$—
As of September 30, 2024, $7 million was included in accumulated other comprehensive income (loss) related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the Company’s condensed consolidated statements of operations over the aircraft or engine lease term.
5. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	September 30, 2024	December 31, 2023
Passenger and other taxes and fees payable	$143	$125
Salaries, wages and benefits	107	107
Station obligations	71	69
Aircraft maintenance	63	76
Leased aircraft return costs	24	1
Fuel liabilities	19	35
Other current liabilities	43	48
Total other current liabilities	$470	$461
6. Debt
The Company’s debt obligations are as follows (in millions):

	September 30, 2024	December 31, 2023
Secured debt:
Pre-delivery credit facilities(a)	$296	$312
Building notes(b)	12	16
Revolving loan facility(c)	—	—
Unsecured debt:
Affinity card advance purchase of miles(d)	100	80
PSP promissory notes(e)	66	66
Total debt	474	474
Less: current maturities of long-term debt, net	(190)	(251)
Less: total debt acquisition costs and other discounts, net	(5)	(4)
Long-term debt, net	$279	$219
__________________
(a)The Company has multiple pre-delivery credit facilities which consists of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility (all as defined below) for the financing of pre-delivery deposit payments (“PDPs”) for its A320neo

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

family aircraft purchase agreement (together, the “Pre-delivery Credit Facilities”). Each of the Pre-delivery Credit Facilities is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total commitments (drawn or undrawn) under the Pre-delivery Credit Facilities are $478 million. See Note 9 for the Company’s commitment schedule regarding its A320neo family orderbook.
The Company, through an affiliate, entered into a PDP facility in December 2014 (as amended from time to time, the “PDP Financing Facility”) for the financing of certain aircraft PDPs. In September 2024, the PDP Financing Facility was amended and the total available capacity of the PDP Financing Facility was reduced from $365 million to $135 million. The facility consists of separate loans for each PDP aircraft. Interest is paid every 90 days based on the Secured Overnight Financing Rate (“SOFR”) plus a margin for each separate loan. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence, with the facility maturing in December 2026.
In September 2024, the Company, through an affiliate, entered into a PDP facility (the “Second PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Third PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Third PDP Financing Facility. Interest is paid quarterly based on SOFR plus an applicable margin. Additionally, the Second PDP Financing Facility requires a commitment fee based on the level of the outstanding loan amounts compared to the committed amount. The Second PDP Financing Facility will be repaid when the facility matures in September 2027.
In September 2024, the Company entered into a PDP facility (the “Third PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Second PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Second PDP Financing Facility. The Third PDP Financing Facility requires commitment fees to be paid, on a quarterly basis, on each individual aircraft delivery once PDP funding begins, based on the reference amount for that aircraft at a fixed annual rate of the two-year U.S. Treasury Rate plus an applicable margin. The facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the delivery of that aircraft to the Company. The Third PDP Financing Facility will be repaid periodically as covered aircraft are delivered, with the facility maturing in August 2026.
(b)Represents notes with a commercial bank related to the Company’s headquarters. In June 2024, the Company’s previous note related to its headquarters reached maturity and a final payment of $16 million was made to cover all unpaid principal, accrued unpaid interest and other amounts due. Subsequent to this final payment, the Company entered into a $6 million note with a different commercial bank maturing in June 2031 and then entered into a second agreement in September 2024 with the same lender to fund an additional $6 million bringing the total indebtedness to $12 million, with the second $6 million note maturing in September 2031. The Company is required to make regular monthly payments on principal and unpaid interest. Interest on the new notes will accrue on the unpaid principal balance at a fixed annual rate of the seven-year U.S. Treasury Rate plus an applicable margin. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and any other amounts due.
(c)In September 2024, the Company entered into a revolving line of credit available for general corporate purposes (the “Revolving Loan Facility”). The Revolving Loan Facility was undrawn at closing and provided $205 million of commitments secured by the Company’s loyalty programs and brand-related assets. The Revolving Loan Facility will bear interest at a rate of SOFR plus an applicable margin, payable in quarterly installments, on any outstanding balance as well as a quarterly commitment fee at an applicable margin on the undrawn amounts. The Revolving Loan Facility matures in September 2027.
(d)The Company entered into an agreement with Barclays in 2003 which, as amended, provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through, and including, January 15, 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning December 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
(e)As a result of the Company’s participation in the payroll support programs offered by the U.S. Department of the Treasury (the “Treasury”), the Company obtained a series of 10-year, low-interest loans from the Treasury (collectively, the “PSP Promissory Notes”) that are due between 2030 and 2031. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. These warrants will expire between May 2025 and June 2026. No warrants have been exercised as of September 30, 2024.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2024, the Company had no outstanding borrowing under the Revolving Loan Facility as the entirety of the $205 million was undrawn.
Cash payments for interest related to debt were $25 million and $20 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of September 30, 2024 and December 31, 2023, the Company did not have any outstanding letters of credit that were drawn upon.
As of September 30, 2024, future maturities of debt are payable as follows (in millions):

Total
Remainder of 2024	$64
2025	208
2026	24
2027	—
2028	9
Thereafter	169
Total debt principal payments	$474
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors, and as of September 30, 2024, the Company was in compliance with all of its covenants.
7. Operating Leases
Aircraft
As of September 30, 2024, the Company leased 153 aircraft with remaining terms ranging from 5 months to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of September 30, 2024, the Company leased 30 spare engines which are all under operating leases, with the remaining term ranging from one month to 12 years. As of September 30, 2024, the lease rates for six of the engines depended on variable usage-based metrics and, as such, these leases were not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three and nine months ended September 30, 2024 and 2023, the Company completed sale-leaseback transactions with third-party lessors for 5, 17, 3 and 7 new Airbus A320neo family aircraft, respectively. The Company did not enter into any direct leases during the three and nine months ended September 30, 2024 and entered into five and ten direct leases for new Airbus A320neo family aircraft during the three and nine months ended September 30, 2023, respectively. Additionally, the Company completed sale-leaseback transactions for one and three engines during both the three and nine months ended September 30, 2024 and 2023, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized sale-leaseback gain transactions of $70 million, $218 million, $40 million and $97 million during the three and nine months ended September 30, 2024 and 2023, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and nine months ended September 30, 2024 and 2023, aircraft rent expense was $177 million, $483 million, $150 million and $429 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance-related reserves and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves was less than $1 million, $(7) million, less than $1 million and $(2) million for the three and nine months ended September 30, 2024 and 2023. The portion of supplemental rent expense related to probable lease return condition obligations was $14 million, $28 million, $13 million and $37 million for the three and nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company’s total leased aircraft return cost liability was $39 million and $26 million, respectively, which are reflected in other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.
During the nine months ended September 30, 2024, the Company reached an agreement with one of its aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of the Company’s required performance of major maintenance activities on its aircraft leases. As a result of the agreement, the lessor disbursed back to the Company previously paid aircraft maintenance deposits of approximately $104 million, resulting in the Company no longer having any aircraft maintenance deposits with any of its lessors as of September 30, 2024.
During the nine months ended September 30, 2024, the Company extended the term for certain aircraft operating leases that were slated to expire between 2025 and 2027. For the nine months ended September 30, 2024, the Company recorded a benefit of $14 million to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
During the nine months ended September 30, 2023, the Company extended the term for certain aircraft operating leases that were slated to expire in the fourth quarter of 2023. For the nine months ended September 30, 2023, the Company recorded an $18 million benefit to aircraft rent in the Company’s condensed consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of September 30, 2024, the remaining lease terms vary from one

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

month to 10 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Ground Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to seven years as of September 30, 2024.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost(a)	$167	$138	$469	$396
Variable lease cost(a)	100	85	273	229
Total lease costs	$267	$223	$742	$625
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and nine months ended September 30, 2024 and 2023, the Company acquired, through new or modified operating leases, operating lease assets totaling $232 million, $1,058 million, $283 million and $621 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2024 and 2023, the Company paid cash of $156 million, $458 million, $137 million and $394 million, respectively, for amounts included in the measurement of lease liabilities.
8. Stock-Based Compensation
During the three and nine months ended September 30, 2024 and 2023, the Company recognized $3 million, $12 million, $3 million and $10 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options and Restricted Stock Units
There were no stock options granted during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, 758,217 vested stock options were exercised with a weighted-average exercise price of $1.25 per share. As of September 30, 2024, the weighted-average exercise price of outstanding stock options was $5.26 per share.
During the nine months ended September 30, 2024, 1,700,690 restricted stock units were issued with a weighted-average grant date fair value of $5.23 per share. During the nine months ended September 30, 2024, 1,057,898 restricted stock units vested, of which 296,760 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $11.42 and $12.21 per share, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stockholders’ Equity
As of September 30, 2024 and December 31, 2023, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
9. Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2024, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2024	—	6	6	—
2025	8	13	21	4
2026	7	15	22	4
2027	8	26	34	3
2028	4	30	34	2
Thereafter	—	76	76	—
Total	27	166	193	13
__________________
(a)    While the schedule presented reflects the contractual delivery dates as of September 30, 2024, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of September 30, 2024, the Company had commitments to purchase an aggregate of 27 A320neo and 166 A321neo aircraft, with deliveries expected through 2031 per the latest delivery schedule.
The Airbus Purchase Agreements also provide for, among other things, varying purchase incentives for each aircraft type (e.g., A320neo versus A321neo), which are allocated proportionally by aircraft type over the remaining aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost. As of September 30, 2024 and December 31, 2023, the Company had $91 million and $78 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2024, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2024	$360
2025	1,280
2026	1,329
2027	2,055
2028	2,111
Thereafter	4,808
Total	$11,943
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
In situations where the Company may be a plaintiff and receives, or expects to receive, a favorable ruling related to litigation, the Company follows the accounting standards codification guidance for gain contingencies. The Company does not recognize a gain contingency within its condensed consolidated financial statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the Company’s condensed consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized. During the three months ended September 30, 2024, the Company agreed to settlement with a former aircraft lessor regarding a breach of contract for $40 million in damages. The settlement amount is final and may not be appealed further by either party. For the three months ended September 30, 2024, the $40 million was recognized within other operating expenses on the Company’s condensed consolidated statements of operations. As of September 30, 2024, $40 million was included as a component of accounts receivable on the Company’s condensed consolidated balance sheets and final cash proceeds were received in October 2024.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of September 30, 2024. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of September 30, 2024:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	September 30, 2024
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	52%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028	1%
Material Specialists	IBT	March 2022(d)	1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)    ALPA filed for mediation through the National Mediation Board in January 2024, and the parties are meeting regularly as part of the mediation process.
(c)    In November 2023, AFA-CWA exercised their contractual right to open negotiations early. Negotiations are currently ongoing.
(d)    The Company’s collective bargaining agreements with its aircraft appearance agents, material specialists, and maintenance controllers, each represented by IBT, were still amendable as of September 30, 2024, and pursuant to the Railway Labor Act the parties continue to be bound by the existing agreements as negotiations continue.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $6 million and $5 million for health care claims estimated to be incurred but not yet paid, as of September 30, 2024 and December 31, 2023, respectively, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic:
Net income (loss)	$26	$(32)	$31	$26
Less: net income attributable to participating rights	—	—	—	—
Net income (loss) attributable to common stockholders	$26	$(32)	$31	$26
Weighted-average common shares outstanding, basic	224,484,159	220,837,983	224,044,697	219,483,736
Earnings (loss) per share, basic	$0.11	$(0.14)	$0.14	$0.12
Diluted:
Net income (loss)	$26	$(32)	$31	$26
Less: net income attributable to participating rights	—	—	—	—
Net income (loss) attributable to common stockholders	$26	$(32)	$31	$26
Weighted-average common shares outstanding, basic	224,484,159	220,837,983	224,044,697	219,483,736
Effect of dilutive potential common shares	1,232,093	—	2,071,009	1,155,147
Weighted-average common shares outstanding, diluted	225,716,252	220,837,983	226,115,706	220,638,883
Earnings (loss) per share, diluted	$0.11	$(0.14)	$0.14	$0.12
Approximately 7,729,362 and 5,229,528 shares were excluded from the computation of diluted weighted-average shares for the three and nine months ended September 30, 2024, respectively, due to anti-dilutive effects. Approximately 2,128,892 shares were excluded from the computation of diluted weighted-average shares for the nine months ended September 30, 2023. Due to the net loss incurred during the three months ended September 30, 2023, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

11. Income Taxes
The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to pretax income (loss) excluding unusual or infrequently occurring discrete items for the reporting period. When a reliable estimate cannot be made, the Company computes the interim provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company determined that given small changes in estimated ordinary income would result in significant variation in the estimated annual effective tax rate for the current year and the resulting uncertainty of the impact on the valuation allowance, the discrete method represents the best estimate of the actual effective tax rate and the Company has calculated its effective tax using the discrete method for the three and nine months ended September 30, 2024. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was an expense of 3.7% and 11.4%, respectively, on pre-tax income. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was a benefit of 28.9% and a rate of 0% on pre-tax loss and income, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was lower than the statutory rate primarily due to a decrease in the Company’s valuation allowance relating to U.S. federal and state net operating losses, partially offset by the non-deductibility of certain executive compensation and other employee benefits. The Company’s effective tax rate for the three months ended September 30, 2023 was higher than the statutory rate primarily due to the loss before taxes for the quarter coupled with the tax benefits associated with the Company’s stock-based compensation arrangements. The effective tax rate for the nine months ended September 30, 2023 was lower than the statutory rate primarily due to tax benefits associated with the Company’s stock-based compensation arrangements.
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
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of September 30, 2024, the Company remains in a historical three-year cumulative loss position, which is significant objective negative evidence in considering whether deferred tax assets are realizable. Such objective negative evidence outweighs other subjective positive evidence, such as the projection of future taxable income. As a result, as of September 30, 2024, the Company has a valuation allowance of $29 million against its deferred tax assets for U.S. federal and state net operating loss carryforwards, which includes reductions in the Company’s valuation allowance of $6 million and $8 million, respectively, recorded during the three and nine months ended September 30, 2024.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions and holds restricted cash to secure medical claims paid. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of September 30, 2024 and December 31, 2023, the Company had less than $1 million of restricted cash.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery credit facilities	$296	$299	$312	$316
Building notes	12	12	16	16
Unsecured debt:
Affinity card advance purchase of miles	100	94	80	76
PSP promissory notes	66	59	66	57
Total debt	$474	$464	$474	$465

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of September 30, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$576	$576	$—	$—

		Fair Value Measurements as of December 31, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	Cash and cash equivalents	$609	$609	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2023 and September 30, 2024.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

13. Related Parties
Management Services
Indigo Partners LLC (“Indigo Partners”) managed an investment fund, Indigo Frontier Holdings Company, LLC (“Indigo Frontier”), that was the controlling stockholder of the Company until April 2024, when Indigo Frontier distributed all of its shares held to its members on a pro rata basis, in-kind and without consideration. Certain affiliates of Indigo Partners continue to be substantial stockholders of the Company. Indigo Partners continues to provide management services to the Company, for which the Company is assessed a quarterly fee. The Company recorded less than $1 million for each of the three months ended September 30, 2024 and 2023 and $1 million for each of the nine months ended September 30, 2024 and 2023 for these fees, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
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
Recent Developments
Financing - In September 2024, we entered into a series of transactions to provide a revolving line of credit, available for general purposes, as well as increased our overall capacity for financing facilities to fund aircraft PDPs. The Revolving Loan Facility provided $205 million of committed funding. We also amended the PDP Financing Facility and entered into the Second PDP Financing Facility and Third PDP Financing Facility, resulting in an overall increase to our Pre-delivery Credit Facilities from $365 million to $478 million. Lastly, we entered into an additional loan facility related to our headquarters building to fund an additional $6 million, bringing the financed total outstanding balance to $12 million.
Fleet - We continue to experience delays in the deliveries of Airbus aircraft, which may persist in future periods. During the three months ended September 30, 2024, we amended our Airbus Purchase Agreements which amended our aircraft delivery schedule. This amendment deferred previously scheduled firm aircraft delivery dates from 2025 through 2028 to later years, as well as converted certain A320neo aircraft into A321neo aircraft. Please refer to “Notes to Condensed Consolidated Financial Statement — 9. Commitments and Contingencies” for the amended delivery schedule.
Pratt & Whitney - Since 2022, we have begun to introduce aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for most of our planned future deliveries. During 2023, Pratt & Whitney announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a possible condition in the powdered metal used to manufacture certain engine parts. This will require accelerated inspection of the PW1100G engine, which we use for certain of our A320neo family aircraft. While this has not impacted our operations through September 30, 2024, these additional inspection and/or maintenance obligations could result in lengthy turnaround times to perform these inspections including any resulting repairs or other modifications that may be identified. This inspection program may have an adverse impact on our operations, particularly if we are required to temporarily take aircraft out of service. We continue to assess the impact on our future capacity plans and we are in communication with Pratt & Whitney regarding compensation related to this matter.
Legal - During the three months ended September 30, 2024, we agreed to settle a claim against a former aircraft lessor regarding a breach of contract, pursuant to which we received $40 million in damages. The settlement amount is final and may not be appealed by either party. For the three months ended September 30, 2024, the $40 million was recognized within other operating expenses on our condensed consolidated statements of operations. As of September 30, 2024, $40 million was included as a component of accounts receivable on our condensed consolidated balance sheets, and final cash proceeds were received in October 2024.
Labor - We are currently in negotiations with the unions which represent our pilots and flight attendants regarding their next labor contract.
Product - During the year, we launched BizFare, a new, cost-effective program for companies that includes benefits like a free carry-on, priority boarding, and Premium seating, with no fees for changes, cancellations, and same day standby. We also introduced UpFront Plus, offering extra legroom and a guaranteed empty middle seat in the first two rows for enhanced comfort and space. Further, The New Frontier introduced clear, upfront pricing and new options that include certain benefits like no change fees, bags, seat assignments, and more, along with expanded customer benefits and support.
Overview
The following table provides select financial and operational information for the three and nine months ended September 30, 2024 and 2023, respectively (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total operating revenues	$935	$883	$2,773	$2,698
Total operating expenses	$916	$937	$2,760	$2,698
Income (loss) before income taxes	$27	$(45)	$35	$26
Available seat miles (“ASMs”)	10,075	9,697	30,073	27,809
Revenues
Total operating revenues for the three months ended September 30, 2024 totaled $935 million, an increase of 6% compared to the three months ended September 30, 2023. This was primarily due to the 4% increase in capacity, as measured by ASMs, as well as a 2% increase in revenue per available seat mile (“RASM”). The increase in RASM is driven by 15% higher enplanements partially offset by 8% lower total revenue per passenger on a 14% decrease in average stage length as compared to the corresponding prior year period.
Total operating revenues for the nine months ended September 30, 2024 totaled $2,773 million, an increase of 3% compared to the nine months ended September 30, 2023. This was primarily due to the 8% increase in capacity, as measured by ASMs, partially offset by a 5% decrease in RASM driven by an 8% decline in total revenue per passenger, as compared to the corresponding prior year period.
Operating Expenses
Total operating expenses during the three months ended September 30, 2024 decreased to $916 million, resulting in a cost per available seat mile (“CASM”) of 9.10¢, a decrease of 6% compared to the three months ended September 30, 2023. Fuel expense was 10% lower, as compared to the corresponding prior year period. The $30 million decrease in fuel expense for the three months ended September 30, 2024, as compared to the corresponding prior year period, was primarily driven by the 13% decrease in fuel cost per gallon, partially offset by the 4% increase in fuel gallons consumed, as a result of our 4% capacity increase.
Our non-fuel expenses increased by 1% during the three months ended September 30, 2024, as compared to the corresponding prior year period, driven primarily by higher capacity and larger fleet size and the resulting increase in operations during the same period. This movement was partially offset by an increase in sale-leaseback gains and a legal settlement, as compared to the three months ended September 30, 2023. CASM (excluding fuel), a non-GAAP measure, decreased by 2% to 6.51¢ on a 4% increase in capacity for the three months ended September 30, 2024, as compared to the corresponding prior year period. This decrease was primarily due to the increase in sale-leaseback gains and a legal settlement. This movement was partially offset by increases in stations costs due to a lower stage length on higher departures and higher aircraft rent expense due to increases to the fleet size.
Adjusted (non-GAAP) CASM (excluding fuel) increased from 6.66¢ for the three months ended September 30, 2023 to 6.89¢ for the three months ended September 30, 2024. For the three months ended September 30, 2024, this excludes the impact of $38 million relating to the legal settlement. There were no adjustments for the three months ended September 30, 2023.
Total operating expenses during the nine months ended September 30, 2024 totaled $2,760 million, resulting in a CASM of 9.18¢, a decrease of 5% compared to the nine months ended September 30, 2023. Fuel expense was

$15 million lower, as compared to the corresponding prior year period. This 2% decrease in fuel expense for the nine months ended September 30, 2024, as compared to the corresponding prior year period, was primarily driven by the 8% decrease in fuel cost per gallon, partially offset by the 7% increase in fuel gallons consumed, as a result of our 8% capacity increase.
Our non-fuel expenses increased by 4% during the nine months ended September 30, 2024, as compared to the corresponding prior year period, driven primarily by higher capacity and larger fleet size and the resulting increase in operations during the same period, partially offset by an increase in sale-leaseback gains and a legal settlement. CASM (excluding fuel) decreased by 4% to 6.48¢ on an 8% increase in capacity for the nine months ended September 30, 2024, as compared to 6.73¢ in the corresponding period year period. This decrease was primarily due to the increase in sale-leaseback gains and a legal settlement, partially offset by higher station and crew costs due to a lower stage length on higher departures, and aircraft rent expense due to increases to the fleet size.
Adjusted CASM (excluding fuel) decreased from $6.72 for the nine months ended September 30, 2023 to $6.60 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, this excludes the impact of the $38 million relating to the legal settlement, and for the nine months ended September 30, 2023, this excludes the impact of $1 million in net transaction and merger-related costs.
Net Income (Loss)
We generated net income of $26 million during the three months ended September 30, 2024, compared to a net loss of $32 million for the three months ended September 30, 2023. Considering these aforementioned non-GAAP adjustments and related tax impacts, as well as the write-off of $1 million in unamortized deferred financing costs for the current year period, our adjusted (non-GAAP) net loss was $11 million for the three months ended September 30, 2024, as compared to an adjusted net loss of $32 million for the three months ended September 30, 2023.
We generated net income of $31 million during the nine months ended September 30, 2024, compared to net income of $26 million for the nine months ended September 30, 2023. Considering these aforementioned non-GAAP adjustments and related tax impacts, as well as the $5 million valuation allowance and the write-off of $1 million in unamortized deferred financing costs for the current year period, our adjusted net loss was $1 million for the nine months ended September 30, 2024, as compared to an adjusted net income of $27 million for nine months ended September 30, 2023.
For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” and “Results of Operations — Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR”.
As of September 30, 2024, our total available liquidity was $576 million, made up of cash and cash equivalents, and we have $205 million of funds available to be drawn under our revolving loan facility.

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Operating Revenues

	Three Months Ended September 30,		Change
	2024	2023
Operating revenues ($ in millions):
Passenger	$910	$862	$48	6%
Other	25	21	4	19%
Total operating revenues	$935	$883	$52	6%

Operating statistics:
ASMs (millions)	10,075	9,697	378	4%
Revenue passenger miles (“RPMs”) (millions)	7,855	7,755	100	1%
Average stage length (miles)	856	996	(140)	(14)%
Load factor	78.0%	80.0%	(2.0) pts	N/A
RASM (¢)	9.28	9.10	0.18	2%
Total ancillary revenue per passenger ($)	67.13	75.54	(8.41)	(11)%
Total revenue per passenger ($)	105.83	114.71	(8.88)	(8)%
Passengers (thousands)	8,834	7,697	1,137	15%
Total operating revenue increased $52 million, or 6%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily driven by 4% capacity growth, as measured by ASMs, and a 2% increase in RASM. The increase in RASM is driven by the 15% higher enplanements partially offset by an 8% decline in total revenue per passenger and a 2-point reduction in load factor on a 14% decrease in average stage length. The lower total revenue per passenger was the result of lower ancillary revenue per passenger. The increase in capacity was driven by the 17% increase in average aircraft in service during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, partially offset by a 10% decrease in aircraft utilization as compared to the corresponding prior year period.

Operating Expenses

	Three Months Ended September 30,		Change		Cost per ASM				Change
	2024	2023			2024		2023
Operating expenses ($ in millions):(a)
Aircraft fuel	$261	$291	$(30)	(10)%	2.59	¢	3.00	¢	(14)%
Salaries, wages and benefits	236	221	15	7%	2.34		2.28		3%
Aircraft rent	177	150	27	18%	1.76		1.55		14%
Station operations	164	133	31	23%	1.63		1.37		19%
Maintenance, materials and repairs	53	48	5	10%	0.53		0.49		8%
Sales and marketing	46	41	5	12%	0.46		0.42		10%
Depreciation and amortization	19	13	6	46%	0.19		0.13		46%
Other operating	(40)	40	(80)	N/M	(0.40)		0.42		N/M
Total operating expenses	$916	$937	$(21)	(2)%	9.10	¢	9.66	¢	(6)%

Operating statistics:
ASMs (millions)	10,075	9,697	378	4%
Average stage length (miles)	856	996	(140)	(14)%
Passengers (thousands)	8,834	7,697	1,137	15%
Departures	56,725	48,627	8,098	17%
CASM (excluding fuel) (¢)(b)	6.51	6.66	(0.15)	(2)%
Adjusted CASM (excluding fuel) (¢)(b)	6.89	6.66	0.23	3%
Fuel cost per gallon ($)	2.67	3.08	(0.41)	(13)%
Fuel gallons consumed (thousands)	97,767	94,459	3,308	4%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)This metric is not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest”.
Aircraft Fuel. Aircraft fuel expense decreased by $30 million, or 10%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to the 13% decrease in fuel cost per gallon, partially offset by the 4% increase in fuel gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $15 million, or 7%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to higher crew costs, driven primarily by elevated credit hours on higher capacity and other benefit costs, as well as an increase in headcount of salaried support staff, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $27 million, or 18%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a 17% larger fleet.
Station Operations. Station operations expense increased by $31 million, or 23%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to increased airport operations as a result of the 17% increase in departures and 15% increase in passengers partially offset by increased benefits from airport revenue and cost sharing arrangements.

Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $5 million, or 10%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily due to the 17% increase in average aircraft in service, which resulted in higher aircraft maintenance costs, partially offset by lower contract labor costs.
Sales and Marketing. Sales and marketing expense increased by $5 million, or 12%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to the increase in credit card and third-party distribution channel fees as a result of a 6% increase in revenue. The following table presents our distribution channel mix:

	Three Months Ended September 30,		Change
Distribution Channel	2024	2023
Our website, mobile app and other direct channels	71%	72%	(1)	pts
Third-party channels	29%	28%	1	pts
Depreciation and Amortization. Depreciation and amortization expense increased by $6 million, or 46%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating. Other operating resulted in a net gain of $40 million during the three months ended September 30, 2024, compared to an expense of $40 million during the three months ended September 30, 2023. This movement was primarily driven by a legal settlement gain of $40 million and the increase in sale-leaseback gains, as a result of five aircraft inductions subject to sale-leaseback transactions in the current period, compared to three aircraft induction subject to sale-leaseback transactions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $1 million, or 11%, during the three months ended September 30, 2024, as compared the three months ended September 30, 2023. The decrease was primarily due to the $1 million loss on extinguishment of debt from the write-off of unamortized deferred financing cost related to the PDP Financing Facility.
Income Taxes. Our effective tax rate for the three months ended September 30, 2024 was an expense of 3.7% on pre-tax income, compared to a benefit of 28.9% on a pre-tax loss for the three months ended September 30, 2023. The primary difference between the effective tax rate and the federal statutory rate is related to a decrease in our valuation allowance relating to federal and state net operating losses. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.

Results of Operations
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Revenues

	Nine Months Ended September 30,		Change
	2024	2023
Operating revenues ($ in millions):
Passenger	$2,705	$2,637	$68	3%
Other	68	61	7	11%
Total operating revenues	$2,773	$2,698	$75	3%

Operating statistics:
ASMs (millions)	30,073	27,809	2,264	8%
RPMs (millions)	22,962	22,981	(19)	—%
Average stage length (miles)	901	1,028	(127)	(12)%
Load factor	76.4%	82.6%	(6.2) pts	N/A
RASM (¢)	9.22	9.70	(0.48)	(5)%
Total ancillary revenue per passenger ($)	70.81	78.31	(7.50)	(10)%
Total revenue per passenger ($)	112.07	121.96	(9.89)	(8)%
Passengers (thousands)	24,738	22,119	2,619	12%
Total operating revenue increased $75 million, or 3%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. While capacity grew by 8%, as measured by ASMs, revenue was unfavorably impacted by a 5% decline in RASM due to the 8% decline in total revenue per passenger as well as a 6-point reduction in load factor, partially offset by a reduction in stage length of 12% on a 12% increase in passengers. The increase in capacity was driven by the 16% increase in average aircraft in service during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, partially offset by a 7% decrease in average daily aircraft utilization to 10.6 hours per day compared to 11.4 hours per day for the corresponding prior year period.

Operating Expenses

	Nine Months Ended September 30,		Change		Cost per ASM				Change
	2024	2023			2024		2023
Operating expenses ($ in millions):(a)
Aircraft fuel	$812	$827	$(15)	(2)%	2.70	¢	2.97	¢	(9)%
Salaries, wages and benefits	713	635	78	12%	2.37		2.28		4%
Aircraft rent	483	429	54	13%	1.61		1.54		5%
Station operations	464	381	83	22%	1.54		1.37		12%
Maintenance, materials and repairs	144	145	(1)	(1)%	0.48		0.52		(8)%
Sales and marketing	133	125	8	6%	0.44		0.45		(2)%
Depreciation and amortization	53	36	17	47%	0.18		0.13		38%
Other operating	(42)	120	(162)	N/M	(0.14)		0.44		N/M
Total operating expenses	$2,760	$2,698	$62	2%	9.18	¢	9.70	¢	(5)%

Operating statistics:
ASMs (millions)	30,073	27,809	2,264	8%
Average stage length (miles)	901	1,028	(127)	(12)%
Passengers (thousands)	24,738	22,119	2,619	12%
Departures	162,567	136,747	25,820	19%
CASM (excluding fuel) (¢) (b)	6.48	6.73	(0.25)	(4)%
Adjusted CASM (excluding fuel) (¢) (b)	6.60	6.72	(0.12)	(2)%
Fuel cost per gallon ($)	2.81	3.07	(0.26)	(8)%
Fuel gallons consumed (thousands)	289,114	269,425	19,689	7%
__________________
N/M = Not meaningful
(a)Cost per ASM figures may not recalculate due to rounding.
(b)This metric is not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest”.
Aircraft Fuel. Aircraft fuel expense decreased by $15 million, or 2%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily due to the 8% decrease in fuel cost per gallon, partially offset by the 7% increase in fuel gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $78 million, or 12%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was due to higher crew costs, driven primarily by elevated credit hours on higher capacity and other benefit costs, as well as an increased headcount of salaried support staff, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $54 million, or 13%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a larger fleet, partially offset by a decrease in aircraft lease return costs.
Station Operations. Station operations expense increased by $83 million, or 22%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increased airport operations as a result of the 19% increase in departures and 12% increase in passengers partially offset by increased benefits from airport revenue and cost sharing arrangements.

Maintenance, Materials and Repairs. Maintenance, materials and repair expense decreased by $1 million, or 1%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was primarily due to lower contract labor, partially offset by a 16% increase in average aircraft in service, which resulted in higher aircraft repair and maintenance costs.
Sales and Marketing. Sales and marketing expense increased by $8 million, or 6%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase in customer reservation system fees and increase in paid media advertising. The following table presents our distribution channel mix:

	Nine Months Ended September 30,		Change
Distribution Channel	2024	2023
Our website, mobile app and other direct channels	71%	71%	—	pt
Third-party channels	29%	29%	—	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $17 million, or 47%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating. Other operating resulted in a net gain of $42 million during the nine months ended September 30, 2024, compared to an expense of $120 million during the nine months ended September 30, 2023. This movement was primarily driven by a legal settlement gain of $40 million and the increase in sale-leaseback gains, as a result of 17 aircraft inductions subject to sale-leaseback transactions in the current period, compared to seven aircraft inductions subject to sale-leaseback transactions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $4 million, or 15%, during the nine months ended September 30, 2024, as compared the nine months ended September 30, 2023. The decrease was primarily due to lower interest income from lower balances in interest-bearing cash accounts and the $1 million loss on extinguishment of debt from the write-off of unamortized deferred financing cost related to the PDP Financing Facility.
Income Taxes. Our effective tax rate for the nine months ended September 30, 2024 was an expense of 11.4%, compared to an expense of 0% for the nine months ended September 30, 2023, on pre-tax income for both periods. The primary difference between the effective tax rate and the federal statutory rate for the nine months ended September 30, 2024 is related to a decrease in our valuation allowance relating to federal and state net operating losses, partially offset by the impact of non-deductibility of certain executive compensation and other employee benefits. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended September 30,
	2024		2023
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.10		9.66
Aircraft fuel	(261)	(2.59)	(291)	(3.00)
CASM (excluding fuel)(b)		6.51		6.66
Legal settlement(c)	38	0.38	—	—
Adjusted CASM (excluding fuel)(b)		6.89		6.66
Aircraft fuel	261	2.59	291	3.00
Adjusted CASM(d)		9.48		9.66
Net interest expense (income)	(8)	(0.08)	(9)	(0.10)
Write-off of deferred financing costs(e)	(1)	(0.01)	—	—
Adjusted CASM + net interest(f)		9.39		9.56

CASM		9.10		9.66
Net interest expense (income)	(8)	(0.08)	(9)	(0.10)
CASM + net interest(f)		9.02		9.56
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
(c)We reached a legal settlement with a former lessor for breach of contract for a total of $40 million (please refer to “Notes to Condensed Consolidated Financial Statement — 9. Commitments and Contingencies” for additional information). $38 million of the settlement represents a one-time reimbursement of damages incurred and $2 million relates to the reimbursement of previously recorded legal expenses.
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
(e)In September 2024, we reduced the capacity of the PDP Financing Facility from $365 million to $135 million. The downsize of the facility resulted in a one-time write-off of $1 million in unamortized deferred financing costs. This amount is a component of interest expense within the condensed consolidated statements of operations.
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

	Nine Months Ended September 30,
	2024		2023
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.18		9.70
Aircraft fuel	(812)	(2.70)	(827)	(2.97)
CASM (excluding fuel)(b)		6.48		6.73
Legal settlement(c)	38	0.12	—	—
Transaction and merger-related costs(d)	—	—	(1)	(0.01)
Adjusted CASM (excluding fuel)(b)		6.60		6.72
Aircraft fuel	812	2.70	827	2.98
Adjusted CASM(e)		9.30		9.70
Net interest expense (income)	(22)	(0.08)	(26)	(0.10)
Write-off of deferred financing costs(f)	(1)	0.01	—	—
Adjusted CASM + net interest(g)		9.23		9.60

CASM		9.18		9.70
Net interest expense (income)	(22)	(0.08)	(26)	(0.09)
CASM + net interest(g)		9.10		9.61
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
(c)We reached a legal settlement with a former lessor for breach of contract for a total of $40 million (please refer to “Notes to Condensed Consolidated Financial Statement — 9. Commitments and Contingencies” for additional information). $38 million of the settlement represents a one-time reimbursement of damages incurred and $2 million relates to the reimbursement of previously recorded legal expenses.
(d)Represents $1 million in employee retention costs incurred in connection with the terminated merger with Spirit Airlines, Inc., for the nine months ended September 30, 2023.
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
(f)In September 2024, we reduced the capacity of the PDP Financing Facility from $365 million to $135 million. The downsize of the facility resulted in a one-time write-off of $1 million in unamortized deferred financing costs. This amount is a component of interest expense within the condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$(10)	$(45)	$(2)	$27
Adjusted net income (loss)(a)	$(11)	$(32)	$(1)	$27
EBITDA(a)	$38	$(41)	$66	$36
EBITDAR(b)	$215	$109	$549	$465
Adjusted EBITDA(a)	$—	$(41)	$28	$37
Adjusted EBITDAR(b)	$177	$109	$511	$466
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$26	$(32)	$31	$26
Non-GAAP Adjustments(a):
Legal settlement	(38)	—	(38)	—
Transaction and merger-related costs	—	—	—	1
Write-off of deferred financing costs due to paydown of loan	1	—	1	—
Pre-tax impact	(37)	—	(37)	1
Tax benefit (expense), related to non-GAAP adjustments	—	—	—	—
Valuation allowance(b)	—	—	5	—
Net income (loss) impact	$(37)	$—	$(32)	$1

Adjusted net income (loss)	$(11)	$(32)	$(1)	$27

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$27	$(45)	$35	$26
Pre-tax impact	(37)	—	(37)	1
Adjusted pre-tax income (loss)	$(10)	$(45)	$(2)	$27

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$26	$(32)	$31	$26
Plus (minus):
Interest expense	10	8	27	21
Capitalized interest	(8)	(7)	(24)	(19)
Interest income and other	(10)	(10)	(25)	(28)
Income tax expense (benefit)	1	(13)	4	—
Depreciation and amortization	19	13	53	36
EBITDA	38	(41)	66	36
Plus: Aircraft rent	177	150	483	429
EBITDAR	$215	$109	$549	$465

EBITDA	$38	$(41)	$66	$36
Plus (minus)(a)
Legal settlement	(38)	—	(38)	—
Transaction and merger-related costs	—	—	—	1
Adjusted EBITDA	—	(41)	28	37
Plus: Aircraft rent	177	150	483	429
Adjusted EBITDAR	$177	$109	$511	$466
___________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.
(b)During the nine months ended September 30, 2024, we recorded a $5 million non-cash valuation allowance against our U.S. federal and state net operating loss deferred tax assets, which largely do not expire, mainly as a result of being in a three-year historical cumulative pre-tax loss position and due to the loss generated during the three months ended March 31, 2024, which has no impact on cash taxes and is not reflective of our effective tax rate for deductible net operating losses generated or actual cash tax obligations created. Please refer to “Notes to Condensed Consolidated Financial Statements—11. Income Taxes” for additional information.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2024 and 2023. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended September 30,			Change	Nine Months Ended September 30,			Change
	2024	2023			2024	2023
Operating statistics (unaudited)(a)
Available seat miles (“ASMs”) (millions)	10,075	9,697		4%	30,073	27,809		8%
Departures	56,725	48,627		17%	162,567	136,747		19%
Average stage length (miles)	856	996		(14)%	901	1,028		(12)%
Block hours	140,348	133,305		5%	419,911	385,129		9%
Average aircraft in service	150	128		17%	144	124		16%
Aircraft – end of period	153	134		14%	153	134		14%
Average daily aircraft utilization (hours)	10.2	11.3		(10)%	10.6	11.4		(7)%
Passengers (thousands)	8,834	7,697		15%	24,738	22,119		12%
Average seats per departure	206	200		3%	204	198		3%
Revenue passenger miles (“RPMs”) (millions)	7,855	7,755		1%	22,962	22,981		—%
Load Factor	78.0%	80.0%	(2.0)	pts	76.4%	82.6%	(6.2)	pts
Fare revenue per passenger ($)	38.70	39.17		(1)%	41.26	43.65		(5)%
Non-fare passenger revenue per passenger ($)	64.38	72.77		(12)%	68.09	75.57		(10)%
Other revenue per passenger ($)	2.75	2.77		(1)%	2.72	2.74		(1)%
Total ancillary revenue per passenger ($)	67.13	75.54		(11)%	70.81	78.31		(10)%
Total revenue per passenger ($)	105.83	114.71		(8)%	112.07	121.96		(8)%
Total revenue per available seat mile (“RASM”) (¢)	9.28	9.10		2%	9.22	9.70		(5)%
Cost per available seat mile (“CASM”) (¢)	9.10	9.66		(6)%	9.18	9.70		(5)%
CASM (excluding fuel) (¢) (b)	6.51	6.66		(2)%	6.48	6.73		(4)%
CASM + net interest (¢) (b)	9.02	9.56		(6)%	9.10	9.61		(5)%
Adjusted CASM (¢) (b)	9.48	9.66		(2)%	9.30	9.70		(4)%
Adjusted CASM (excluding fuel) (¢) (b)	6.89	6.66		3%	6.60	6.72		(2)%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢) (b)(c)	6.37	6.65		(4)%	6.27	6.81		(8)%
Adjusted CASM + net interest (¢) (b)	9.39	9.56		(2)%	9.23	9.60		(4)%
Fuel cost per gallon ($)	2.67	3.08		(13)%	2.81	3.07		(8)%
Fuel gallons consumed (thousands)	97,767	94,459		4%	289,114	269,425		7%
Full-time equivalent employees	8,011	6,959		15%	8,011	6,959		15%
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
(c)Stage-length adjusted to 1,000 miles: Adjusted CASM (excluding fuel) * Square root (stage length / 1,000).

Liquidity and Capital Resources
Overview
As of September 30, 2024, our total available liquidity was $576 million, made up of cash and cash equivalents, and we have $205 million of funds available to be drawn under our Revolving Loan Facility. We had $469 million of total debt, net, of which $190 million is short-term and consists primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net is comprised of $296 million outstanding under our Pre-delivery Credit Facilities, $100 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans from the U.S. Department of the Treasury (the “Treasury,” and such loans, the “PSP Promissory Notes”) and $12 million in secured indebtedness for our headquarters building, partially offset by $5 million in deferred debt acquisition costs.
In September 2024, we entered into a series of transactions designed to provide us with a revolving line of credit available for general corporate purposes as well as increased capacity for financing facilities intended to fund aircraft PDPs. The new pre-delivery credit facilities, which consist of the Second PDP Financing Facility and the Third PDP Financing Facility, in addition to the pre-existing PDP Financing Facility, increased overall borrowing capacity from $365 million to $478 million. We also entered into the Revolving Loan Facility, which provided $205 million of commitments secured by our loyalty program and brand-related assets which was undrawn as of September 30, 2024.
During the nine months ended September 30, 2024, we increased our borrowings under the Barclays agreement by an additional $20 million. Additionally, during the nine months ended September 30, 2024, we repaid the remaining outstanding balance, inclusive of any unpaid principal, interest and other amounts related to our previous headquarters note and subsequent to the payoff of the headquarters note, we entered into multiple loan agreements in the total amount of $12 million with a different lender secured by our headquarters. Please refer to “Notes to Condensed Consolidated Financial Statements—6. Debt” for additional information.
In connection with the PSP Promissory Notes and the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full on February 2, 2022, we issued warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued in common shares and we have classified the warrant liability to additional paid-in-capital on our condensed consolidated balance sheet. These warrants will expire between May 2025 and June 2026. No warrants have been exercised as of September 30, 2024.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	September 30, 2024	December 31, 2023
	($ in millions)
Cash and cash equivalents	$576	$609
Total current assets, excluding cash and cash equivalents	$334	$262
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$902	$858
Current maturities of long-term debt, net	$190	$251
Long-term debt, net	$279	$219
Stockholders’ equity	$549	$507
Debt to capital ratio	46%	48%
Debt to capital ratio, including operating lease obligations	89%	87%

Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our Pre-delivery Credit Facilities, and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings under the Pre-delivery Credit Facilities, our undrawn Revolving Loan Facility and/or potential issuances of debt or equity. The Revolving Loan Facility also permits us to enter into additional indebtedness secured by our loyalty program and brand-related assets, to the extent such indebtedness is pari passu to that of the Revolving Loan Facility. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of September 30, 2024, we operated all of our 153 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of September 30, 2024, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $478 million, had $296 million outstanding. As of September 30, 2024, we had $390 million of PDPs held by Airbus which have been partially financed by our Pre-delivery Credit Facilities.
As of September 30, 2024, we had a firm obligation to purchase 193 A320neo family aircraft and 13 additional spare engines to be delivered by 2031. Of our aircraft commitments, 23 had committed operating leases for deliveries occurring between 2024 and 2026, and 12 were subject to non-binding letters of intent to provide operating lease financing for 2024 and 2025 deliveries. We intend to evaluate financing options for the remaining aircraft.
During the nine months ended September 30, 2024, we reached an agreement with one of our aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of our required performance of major maintenance activities on its aircraft leases. As a result of the agreement, the lessor disbursed back to us previously paid aircraft maintenance deposits of approximately $104 million, resulting in us no longer having any aircraft maintenance deposits with any of our lessors as of September 30, 2024.
The following table summarizes current and long-term material cash requirements as of September 30, 2024, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations(a)	$64	$208	$24	$—	$9	$169	$474
Interest commitments(b)	8	21	13	12	9	9	72
Operating lease obligations(c)	164	650	623	594	518	2,402	4,951
Flight equipment purchase obligations(d)	360	1,280	1,329	2,055	2,111	4,808	11,943
Total	$596	$2,159	$1,989	$2,661	$2,647	$7,388	$17,440
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of September 30, 2024 pertaining to aircraft with deliveries through 2027 and certain deliveries in 2028, our affinity card unsecured debt due through 2029, our building notes through September 2031 and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 6. Debt”.
(b)Represents interest and commitment fees on debt obligations and our undrawn Revolving Loan Facility.
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

Cash Flows
The following table presents information regarding our cash flows in the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(169)	$(207)
Net cash used in investing activities	(46)	(91)
Net cash provided by financing activities	182	177
Net decrease in cash, cash equivalents and restricted cash	(33)	(121)
Cash, cash equivalents and restricted cash at beginning of period	609	761
Cash, cash equivalents and restricted cash at end of period	$576	$640
Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities totaled $169 million, which was driven by non-cash adjustments of $149 million and $51 million of outflows from changes in operating assets and liabilities, partially offset by $31 million of net income.
The $51 million of outflows from changes in operating assets and liabilities included:
•$142 million in increases in other long-term assets primarily driven by increases in prepaid maintenance, capitalized maintenance and supplier incentives; and
•$53 million in increases in accounts receivable primarily from a legal settlement; partially offset by
•$82 million in decreases in our capitalized aircraft maintenance deposits;
•$39 million in increases in our air traffic liability primarily driven by increased bookings, partially offset by lower fares on bookings;
•$17 million in increases in other liabilities driven primarily by leased aircraft return accruals and passenger taxes payable;
•$4 million in decreases in supplies and other current assets; and
•$2 million in increases in accounts payable.

Our net income of $31 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$218 million in gains recognized on sale-leaseback transactions; partially offset by
•$53 million in depreciation and amortization;
•$12 million in stock-based compensation expense;
•$3 million in deferred income tax expense; and
•$1 million loss on extinguishment of debt.
During the nine months ended September 30, 2023, net cash used in operating activities totaled $207 million, which was driven by $183 million of outflows from changes in operating assets and liabilities and non-cash adjustments totaling $50 million, partially offset by $26 million of net income.
The $183 million of outflows from changes in operating assets and liabilities included:
•$132 million in increases in other long-term assets driven by increases in capitalized maintenance, prepaid maintenance, prepaid bonuses and capitalized interest;
•$50 million in decreases in other liabilities driven primarily by leased aircraft return payments;
•$18 million in increases in supplies and other current assets;
•$13 million in increases in aircraft maintenance deposits; and

•$6 million in decreases in our air traffic liability; partially offset by
•$24 million in increases in accounts payable; and
•$12 million in decreases in accounts receivable due to the collection of station receivables.
Our net income of $26 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$97 million in gains recognized on sale-leaseback transactions; partially offset by
•$36 million in depreciation and amortization;
•$10 million in stock-based compensation expense; and
•$1 million in amortization of cash flow hedges, net of tax.
Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities totaled $46 million, driven by:
•$62 million in cash outflows for capital expenditures; and
•$1 million in cash outflows relating to other investing activity; partially offset by
•$17 million in net proceeds for PDP activity.
During the nine months ended September 30, 2023, net cash used in investing activities totaled $91 million, driven by:
•$52 million in net outflows for PDP activity;
•$37 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activity.
Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $182 million, driven by:
•$418 million in cash proceeds from debt issuances, consisting of $386 million of net borrowings on our Pre-delivery Credit Facilities, $12 million in new borrowing on our building note and $20 million in draws on our Barclays facility;
•$185 million in net proceeds received from sale-leaseback transactions; and
•$1 million in proceeds from the exercise of stock options; partially offset by
•$420 million in cash outflows from principal repayments on debt, which includes $404 million on our Pre-delivery Credit Facilities and $16 million on our prior building note that reached maturity; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.
During the nine months ended September 30, 2023, net cash provided by financing activities was $177 million, primarily driven by:
•$124 million in net proceeds received from sale-leaseback transactions; and
•$141 million in cash proceeds from debt issuances, consisting of $132 million drawn on our PDP Financing Facility, net of issuance costs, and $9 million in draws on our Barclays facility; partially offset by
•$84 million in cash outflows from principal repayments on our PDP Financing Facility and our headquarters building; and
•$5 million in cash outflows for payments related to tax withholdings of share-based awards.

As of September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2024. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2023 Annual Report.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 28% and 29% of total operating expenses for the three and nine months ended September 30, 2024, respectively, and 31% of total operating expenses for each of the three and nine months ended September 30, 2023. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption for the 12 months ended September 30, 2024, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $112 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility, Second PDP Financing Facility and Revolving Loan Facility, which remains undrawn as of September 30, 2024, as well as Effective Federal Funds Rate (“EFFR”) based interest rates on our affinity card advance purchase of miles with Barclays. During the nine months ended September 30, 2024, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $3 million.
We are also exposed to interest rate risk through aircraft lease contracts for the time period between agreement of terms and commencement of the lease, where portions of the rental payments are adjusted and become fixed based on swap rates. As part of our risk management program, we have historically entered into contracts in order to limit the exposure to fluctuations in interest rates. During each of the three and nine months ended September 30, 2024 and 2023, we did not enter into any swaps and, therefore, paid no upfront premiums for interest rate hedges. As of September 30, 2024, we had no interest rate hedges outstanding.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the third quarter of 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On August 14, 2024, Barry Biffle, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,164,580 shares of our common stock until August 8, 2025.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.2	Form of Common Stock Warrant	10-Q	001-40304	8/8/2024	4.2

10.1(a)†
Credit Agreement, dated as of September 26, 2024, by and among Vertical Horizons JSA Limited, as borrower, JSA International U.S. Holdings, LLC, as lender and administrative agent, and Bank of Utah, not in its individual capacity but solely as security trustee.
						X

10.1(b)†
Step-In Agreement, dated as of September 26, 2024, by and between Frontier Group Holdings, Inc., as guarantor, Frontier Airlines, Inc., as original buyer, Vertical Horizons JSA Limited, as buyer, JSA International U.S. Holdings, LLC, as financier, and Airbus S.A.S.
						X

10.2(a)†
Tenth Amended and Restated Credit Agreement, dated as of September 26, 2024, by and among Vertical Horizons, Ltd., as borrower, each lender identified on Schedule I thereto, and Bank of Utah, not in its individual capacity but solely as security trustee and facility agent.
						X

10.2(b)†
Amended and Restated Step-In Agreement, dated as of September 26, 2024, by and among Vertical Horizons, Ltd., as buyer, Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
						X

10.3†
Revolving Loan and Guaranty Agreement, dated as of September 26, 2024, by and among Frontier Brand Intellectual Property, Ltd. and Frontier Loyalty Programs, Ltd., as borrowers, Frontier Airlines, Inc., Frontier Group Holdings, Inc., Frontier Airlines Holdings, Inc., Frontier Finance 1, Ltd., Frontier Finance 2, Ltd. and the other guarantors from time to time party thereto, as guarantors, Citibank, N.A., as administrative agent and collateral agent, and the lenders party thereto.
						X

10.4(a)†	Third Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 6, 2024, by and between Barclays Bank Delaware and Frontier Airlines, Inc.					X

10.4(b)†	Fourth Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 26, 2024, by and between Barclays Bank Delaware and Frontier Airlines, Inc.					X

10.5(a)†	Amendment No. 18 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 31, 2024, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.5(b)†	Amendment No. 19 to Airbus A320 Family Aircraft Purchase Agreement, dated as of September 25, 2024, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

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

FRONTIER GROUP HOLDINGS, INC.

Date: October 29, 2024	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)