Form 10-K
period 2024-12-31
Frontier Group Holdings, Inc.
filed 2025-02-18
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $257 million, computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 227,248,474 shares of common stock, $0.001 par value per share, outstanding as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. This Annual Report on Form 10-K contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
•our presence in international emerging markets that may experience political or economic instability and a failure to comply with legal requirements; and
•increases in insurance costs or inability to secure adequate insurance coverage.
Risks Related to Our Business
•our failure to implement our business strategy successfully;
•our ability to control our costs and maintain a competitive cost structure;
•our ability to grow or maintain our unit revenues or maintain our non-fare revenues;
•our ability to grow our fleet is dependent on a limited number of suppliers;
•the long-term nature of our fleet and order book which commits us to Airbus S.A.S. (“Airbus”) aircraft and the engines available for such aircraft for a substantial period of time into the future;
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

PART I
ITEM 1. BUSINESS
Overview
Frontier Group Holdings, Inc. is the parent company of Frontier Airlines, Inc. (“Frontier”), an ultra low-cost carrier whose business strategy is focused on Low Fares Done Right. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. As of December 31, 2024, we had a fleet of 159 Airbus single-aisle aircraft, consisting of 8 A320ceos, 82 A320neos, 21 A321ceos and 48 A321neos. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
Our Business Model
Our business model is based on our unique Low Fares Done Right strategy. While our strategy is similar to the business models utilized by other ULCCs, including with respect to low-cost structure, low fares and flexible optional services, we believe Low Fares Done Right differentiates us from other ULCCs as a result of our focus on delivering a family-friendly customer experience with a more upscale look and feel than traditionally experienced on ULCCs globally. From the perspective of our customers, our business model provides a product offering that combines low-cost fares with dependable customer service, a customer-friendly digital platform, a rewarding frequent flyer program, a modern fleet, comfortable cabin seating, flexible optional and bundled services and operational integrity. Additionally, our A320neo family fleet, along with our use of high-density seating configuration and weight-saving initiatives, have contributed to Frontier having the most fuel-efficient fleet of all major U.S. carriers when measured by available seat miles (“ASMs”) per fuel gallon consumed during the year ended December 31, 2024, which helps us maintain our low-cost structure.
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
•maintaining high utilization levels, particularly on peak travel days;
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
•outsourcing certain functions, including customer contact centers, lost bag services, ground handling services and catering services; and
•taking a disciplined approach to our operational performance in order to reduce disruption.

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
•offering cost-effective programs for companies such as BizFare;
•introducing new options such as UpFront Plus (which offers a guaranteed empty middle seat in certain rows for enhanced comfort and space), improvements to existing options such as no change/cancel fees on bundles, and expanded customer benefits and support;
•enhancing The New Frontier, which establishes clear, upfront pricing, including First Class seating (available in late 2025), free seat upgrades for Elite Gold members and above (starting in early 2025), and unlimited free companion travel for Platinum and Diamond elite members (starting mid-2025);
•maintaining our focus on sustainability and environmental responsibility, including our position as “America's Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed during the year ended December 31, 2024; compared to all other major U.S. carriers);
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
•reducing off-peak flights to focus on higher demand and more profitable demand days;
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
•Barry L. Biffle, our Chief Executive Officer, previously served as Chief Executive Officer for VivaColombia and Executive Vice President and Chief Marketing Officer for Spirit Airlines, and held various management roles with US Airways and American Eagle Airlines, a regional airline subsidiary of American Airlines;
•James G. Dempsey, our President, previously served as our Executive Vice President and Chief Financial Officer, and as Treasurer and Head of Investor Relations for Ryanair;
•Mark C. Mitchell, our Senior Vice President and Chief Financial Officer, previously served as our Vice President, Finance and Investor Relations, as well as our Chief Accounting Officer, and prior to that, served in various leadership capacities for Starwood Hotels and Resorts Worldwide and Starwood Vacation Ownership;
•Howard M. Diamond, our Executive Vice President, Legal and Corporate Affairs and Corporate Secretary, previously served as Vice President, General Counsel and Corporate Secretary for Thales USA;
•Robert A. Schroeter, our Senior Vice President, Chief Commercial Officer, previously served as Senior Vice President, Chief Marketing Officer for Spirit Airlines;
•Trevor J. Stedke, our Senior Vice President, Operations, previously served as Vice President, Aircraft Technical Operations for Southwest Airlines;
•Steve C. Schuller, our Senior Vice President, Human Resources, previously served as our Vice President, Human Resources, and prior to that, served as Vice President of Talent and Chief Learning Officer for Catapult Health; and
•Alex Clerc, our Senior Vice President, Customers, previously worked as a Senior Expert with McKinsey & Company in their Transport and Travel Practice, served as Chief Operating Officer for Interjet Airlines and worked in leadership positions for multiple other airlines.
Strong Liquidity and Capital Structure. We intend to maintain our strong capital structure, which enables us to obtain financing for our aircraft pursuant to attractive operating leases, in order to support our growth strategies and the expansion of our fleet and network.
As of December 31, 2024, we had $935 million of total available liquidity, consisting of $730 million in unrestricted cash and cash equivalents and $205 million in total undrawn capacity on our revolving loan facility, and our capital structure was comprised of the following (please refer to “Notes to Consolidated Financial Statements — 8. Debt”):
•$329 million of the available $478 million under our multiple pre-delivery deposit (“PDP”) credit facilities, which consist of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, each as defined within “Notes to Consolidated Financial Statements — Note 8. Debt” (together, the “Pre-delivery Credit Facilities”), for the financing of PDP payments for our A320neo family aircraft purchase agreement;
•$100 million from our pre-purchased miles facility;
•$66 million in unsecured loans as part of our participation in the payroll support programs under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”); and
•$12 million under our headquarters building notes.
Our Fares and the Choices We Offer
We provide low-fare passenger airline service primarily to leisure travelers. Our low fares are designed to stimulate demand from price-sensitive travelers and consist of a base fare, plus taxes and governmental fees.
We combine our low fares with flexible optional services for an additional cost. Such additional options include carry-on and checked baggage, advance seat selection, our extended-legroom premium seats, guaranteed empty middle seats in certain rows and First Class seating in the first two rows beginning in late 2025, priority boarding and ticket changes and cancellations, as well as bundled options combining various optional services. We also promote and sell products in-flight to enhance the customer experience. We offer a convenient onboard payment system that enables customers to bundle products together to save money, make multiple purchases with a single credit card transaction and provide gratuities to our flight attendants. We reward our repeat customers through our FRONTIER Miles frequent flyer program and also offer our Discount Den membership program, which provides subscribers with exclusive access to some of our lowest fares as well as access to our Kids Fly Free program. We also offer the GoWild! All-You-Can-Fly Pass, which allows members unlimited travel for a specified period of time for a base fare of $0.01 per flight, subject to certain restrictions. In addition to enhancing the customer experience, these offerings have helped increase our ancillary revenues from $60.55 per passenger in 2021 to $70.29 in 2024. Our other revenues also include services such as our FRONTIER Miles affinity credit card program and commissions revenue from the sale of items such as rental cars and hotels.
The following table represents our revenue, on a per-passenger basis for the periods presented:

	Year Ended December 31,
	2024	2023
Fare revenue per passenger	$43.09	$42.26
Ancillary revenue per passenger:
Non-fare passenger revenue per passenger	67.50	73.85
Other revenue per passenger	2.79	2.66
Total ancillary revenue per passenger	70.29	76.51
Total revenue per passenger	$113.38	$118.77
Route Network
The low unit cost, high quality of service and dependability that make Low Fares Done Right successful have enabled us to diversify our network across a wide range of leisure destinations, as well as implement a network strategy that primarily targets high demand or underserved markets where our low fares stimulate new traffic flows.
During the year ended December 31, 2024, we served approximately 100 airports throughout the United States and international destinations in the Americas. While our primary focus is to capture point-to-point demand on the nonstop routes that we serve, we also sell connecting itineraries, providing us with the opportunity to capture demand across a large number of routes beyond our nonstop footprint.

Below is a map of the destinations we serve as of our scheduled flights available for sale as of December 31, 2024:
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

Our principal competitors on domestic routes are American Airlines, Delta Air Lines, United Airlines and Southwest Airlines (which classifies itself as an LCC), which are commonly referred to as the “Big Four” carriers, and Alaska Airlines and Hawaiian Airlines, who recently completed their merger, which together with JetBlue Airways Corporation (which classifies itself as an LCC), are commonly referred to as the “Middle Three” carriers. We also compete with the other U.S. ULCCs, including Allegiant Travel Company, Spirit Airlines and Sun Country Airlines. There are also parties who have started new airlines since 2021, including Avelo Airlines and Breeze Airways. With respect to the Big Four and Middle Three carriers, our principal competitive advantage is our low-cost structure, low-cost fares and primary focus on the leisure and visiting friends and relatives (“VFR”) traveler. We believe our low-cost structure allows us to price our fares at levels where we can be profitable while the Big Four and Middle Three airlines cannot. We believe the association of our brand with a high level of operational performance differentiates us from the other U.S. ULCCs and enables us to generate greater customer loyalty.
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
Distribution
We primarily sell our product through direct distribution channels, including via our website at www.flyfrontier.com, our mobile app and our contact centers, with our website and mobile app serving as the primary platforms for ticket sales. Approximately 71.7% and 71.6% of our total tickets sold for the years ended December 31, 2024 and 2023, respectively, were sold directly to our customers through these distribution channels. Sales through our website and mobile app represent our low-cost distribution channels.
We also offer the option to purchase tickets through third parties, such as travel agents who access us through Global Distribution Systems (“GDSs”), e.g., Amadeus, Galileo, Sabre and Worldspan, and select online travel agents, e.g., Priceline and websites owned by Expedia, including Orbitz and Travelocity. Third-party channels represented approximately 28% of bookings for each of the years ended December 31, 2024 and 2023. We maintain a zero percent standard commission policy for travel agency bookings worldwide unless local regulations mandate that we pay a commission. We also have agreements with all the leading GDSs. GDSs provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without separately contacting our reservations facility.
Marketing and Brand
Our principal marketing message to our customers is our Low Fares Done Right strategy. Consistent with our ULCC business model, we use a simple marketing message to keep marketing costs low and we offer occasional promotional one-way base fares of less than $20.
Our principal marketing tools are our proprietary email distribution list, our FRONTIER Miles frequent flyer program, our Discount Den subscription service and our GoWild! All-You-Can-Fly Pass membership offering, our BizFare program, as well as advertisements in online, radio and other channels. Our objective is to use our low prices, superior customer service, price-based promotions and creativity to produce viral marketing programs that are cost effective.
Each of our aircraft features one of our widely-recognized animals on its tail and is named after such animal. We utilize these animals in several of our online marketing campaigns and on the novelty cards we distribute to children onboard, particularly highlighting endangered species.

Our brand includes our focus on sustainability and environmental responsibility efforts. We believe we are “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed during the year ended December 31, 2024; compared to all other major U.S. carriers), generating over 100 ASMs per gallon during the year ended December 31, 2024, representing our continued focus on fuel efficiency as we grow. In addition, our headquarters is located in a LEED-certified building, which certification indicates buildings designed to achieve energy savings, water efficiency and lower carbon dioxide (“CO2”) emissions.
We spent approximately 5% of total revenue on marketing, brand and distribution for each of the years ended December 31, 2024 and 2023.
Loyalty and Membership Programs
Our FRONTIER Miles frequent flyer program includes a number of attractive customer benefits, including varying status tiers, allowing for priority boarding and waived bag and seat selection fees, and family pooling benefits, among other things. FRONTIER Miles offers earn on all aspects of your travel and award travel on every flight without blackout dates, and miles never expire as long as there is qualifying activity at least annually. In December 2024, we unveiled enhancements to the FRONTIER Miles loyalty program for 2025 that further enable our customers to “Get It All For Less”. The enhancements to the program include enhanced seat upgrades at higher status levels, free companion travel and the ability to redeem miles for ancillaries. These enhancements are in addition to the benefits that were added in early 2024.
The FRONTIER Airlines World MasterCard is the primary vehicle through which customers earn miles and our frequent flyer program is geared specifically towards supporting adoption and continued use of this credit card. The credit card includes the ability to earn bonus travel miles for purchases through Frontier and at restaurants, as well as elite status points on every dollar spent. In addition, every card member who spends over a certain threshold on the card in any calendar year receives a Frontier voucher. In August 2024, we added an additional benefit for holders of the FRONTIER Airlines World MasterCard, which now includes first and second checked bag fees being waived for cardholders.
The Discount Den is an annual membership-based service that allows members exclusive access to the lowest fares we offer and first access to seats when our selling schedule is extended. Members pay an annual fee to join the Discount Den.
The GoWild! All-You-Can-Fly Pass is a membership launched in the fourth quarter of 2022 that allows members unlimited travel for a specified period of time for a base fare of $0.01 per flight. This service is subject to certain restrictions including availability, the timing of booking and blackout dates and does not include taxes or ancillary charges.
The BizFare program announced in the first quarter of 2024 is a new, cost-effective program for companies that includes benefits like free carry-on baggage, priority boarding and premium seating, with no fees for changes, cancellations and same-day standby.
Customers
We believe our product appeals to price-sensitive customers because we give them the choice to pay only for the products and services they want. In addition, we believe our product is particularly attractive to families, featuring popular animals on our aircraft tails, novelty cards for children and certain offers tailored for families including our Kids Fly Free program and a staff that understands our goal of providing excellent customer service. Overall, our business model is designed to deliver what we believe our customers want: low fares and a high-quality flight experience. While we are primarily focused on stimulating leisure and VFR travel, we believe our low fares do attract a significant number of business travelers who may be more sensitive to travel costs and have made increased efforts to do so with the aforementioned BizFare program.
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
As of December 31, 2024 and 2023, 82% and 79% of our total fleet, respectively, was composed of A320neo family aircraft, which are more fuel-efficient than the prior generation of A320ceo family aircraft. The A320neo family aircraft that we continue to place in service are expected to continue delivering a 20% fuel burn and CO2 emissions advantage compared to the prior generation of A320ceo family aircraft. In addition, while our entire fleet features new and lightweight seats, which eliminate excess weight and reduces fuel consumption per seat, the seat density on the A320neo family aircraft is higher than the prior generation of A320ceo family aircraft. With the continued transition to the higher seat density aircraft as we introduce more A320neo family aircraft into our fleet, we increased our average seats per departure from 199 during the year ended December 31, 2023, to 205 during the year ended December 31, 2024. The use of the A320neo family aircraft and our seating configuration, weight-saving tactics and baggage process have all contributed to our ability to continue to be the most fuel-efficient of all major U.S. carriers when measured by ASMs per fuel gallon consumed.
As of December 31, 2024, we had a fleet of 159 Airbus single-aisle aircraft, consisting of 8 A320ceos, 82 A320neos, 21 A321ceos and 48 A321neos. As of December 31, 2024, the average aircraft age of our fleet was approximately five years. As of December 31, 2024, all 159 aircraft in our fleet were financed under operating leases, and the operating leases for 2, 9, 14, 14 and 13 aircraft in our fleet were scheduled to terminate during 2025, 2026, 2027, 2028 and 2029, respectively. In certain circumstances, such operating leases may be extended. We intend to replace retired aircraft with A320neo family aircraft.

As of December 31, 2024, we had a firm purchase commitment with Airbus to acquire 187 A320neo family aircraft. Additionally, we had commitments with Pratt & Whitney for 11 additional spare aircraft engines by the end of 2031. After the consideration of planned aircraft returns, we expect to operate a fleet of 280 A320neo family aircraft by the end of 2031, nearly all powered by new engine technology. Our firm fleet and spare engine commitments as of December 31, 2024 were composed of the following aircraft:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2025	8	13	21	2
2026	7	15	22	4
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	—
Thereafter	—	40	40	—
Total	27	160	187	11
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of December 31, 2024, we have recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
Aircraft Fuel
Aircraft fuel is one of our largest expenses, representing 28% and 31% of our total operating costs for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, we had the most fuel-efficient fleet of all major U.S. carriers when measured by ASMs per fuel gallon consumed. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our fuel consumption and costs were as follows:

	Year Ended December 31,
	2024	2023
Gallons consumed (millions)	381	365
Average price per gallon(a)	$2.73	$3.10
__________________
(a)Average price per gallon includes related fuel fees and taxes.
We have historically maintained an active hedging program designed to reduce our exposure to sudden, sharp increases in fuel prices. We regularly review our fuel hedging program and, accordingly, the specific hedging instruments we use, the amount of our future hedges and the time period covered by our hedge portfolio vary from time to time depending on our view of market conditions and other factors. Among the hedging instruments we have used in the past and may use in the future are swaps and collar contracts on jet fuel, fixed forward prices, which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods, and call options. As of December 31, 2024 and 2023, we had no fuel cash flow hedges for future fuel consumption, and fuel hedges had no material impact within our consolidated statements of operations for the years ended December 31, 2024 and 2023.
Maintenance and Repairs
We have an FAA mandated and approved maintenance program, which is administered by our technical operations department. Our maintenance technicians undergo extensive initial and recurring training. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service.
Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. We categorize our line maintenance into four classes of stations, with each class categorized by the scope and complexity of work performed. The majority of, and the most extensive, line maintenance we and our specialist partners perform is conducted in Puerto Rico, Tampa, Atlanta, Cleveland, Denver, Dallas, Las Vegas, Orlando, Philadelphia and Phoenix.
Major airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 months. Engine overhauls and engine performance restoration events are quite extensive and can take several months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events under normal operating conditions. In 2025, we expect to experience higher than normal engine maintenance obligations to address the requirements related to the portion of our fleet using the Pratt & Whitney GTF engine, due to a possible condition in the powdered metal used to manufacture certain engine parts. In addition, prior to aircraft being returned to lessors, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. Due to our relatively small fleet size and projected fleet growth, we believe contracting with third-party specialists for all of our heavy maintenance, engine restoration and major part repair, is more economical than conducting these activities ourselves. We have entered into long-term flight hour agreements for our engine overhaul services and an hour-by-hour basis agreement for component services. We also contract with third-party specialists for our heavy airframe maintenance. These contracts cover the majority of our aircraft component inventory acquisition, replacement and repairs, thereby eliminating the need to carry expensive spare parts inventory.
We currently have a firm obligation to purchase 187 A320neo family aircraft by the end of 2031. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. See “Risk Factors — Risk Related to Our Business — Our maintenance costs will increase over the near term, we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors and we could incur significant maintenance expenses outside of such maintenance schedules in the future.”
Human Capital Resources
Employees and Labor Relations
As of December 31, 2024, we had 7,938 total employees, consisting of 2,202 pilots, 4,060 flight attendants, 503 aircraft technicians, 51 aircraft appearance agents, 47 flight dispatchers, 24 material specialists, 24 maintenance controllers and 1,027 employees in administrative roles.
FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and the utilization of third-party specialists in order to maintain our low-cost base. One of our operational priorities is to maintain a robust pipeline of qualified pilot candidates. We intend to maintain our pipeline through the continuation of the recruiting and selection of direct-entry First Officers from other carriers, but also by our continued focus on pilot-recruiting channels that we more directly manage. Our F9 Pilot Cadet Program is intended to train the next generation of pilots in as little as 24 months with the direct pathway to become a First Officer. The program, operated in partnership with Airline Transport Pilot (“ATP”) Flight School, allows applicants to complete flight training at over 70 ATP Flight School locations nationwide. Our Rotor Transition Program, run in partnership with the Rotary to Air Group, allows U.S. military-trained helicopter pilots to complete their fixed wing training and join Frontier as a First Officer. We recently expanded our focus on international pilots who are eligible to work in the U.S. under an E-3 visa, and also expanded our partnerships with university-based flight training programs to provide opportunities for recent graduates who have their ATP or Restricted ATP to begin their career as a pilot. We have seen strong demand for these programs, with over 5,700 applicants across all of our company-managed programs during the year ended December 31, 2024. We believe we are an attractive employer for pilots as a result of our strong growth, which provides our pilots with career progression opportunities and enables them to achieve substantial pay increases under their collective bargaining agreement. For example, as a result of our continuing fleet expansion, most First Officers are eligible for upgrade to Captain within an average of 24 to 36 months of joining us.
As of December 31, 2024, approximately 87% of our employees were represented by labor unions under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements with each as of December 31, 2024:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	December 31, 2024
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	28%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	51%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028	1%
Material Specialists	IBT	March 2022(d)	<1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)Subject to standard early opener provisions.
(b)ALPA filed for mediation through the National Mediation Board (the “NMB”) in January 2024, and the parties are meeting regularly as part of the mediation process.
(c)AFA-CWA filed for mediation through the NMB in October 2024, and the parties have their first meeting as part of the mediation process set in February 2025.
(d)Our collective bargaining agreements with our aircraft appearance agents, material specialists and maintenance controllers, each represented by IBT, were still amendable as of December 31, 2024, and pursuant to the United States Railway Labor Act (the “RLA”), the parties continue to be bound by the existing agreements as negotiations continue.
The RLA governs our relations with labor organizations. Under the RLA, the collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During (or after) that period, a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution.
The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by the U.S. Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The U.S. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties.
Human Capital Management
We seek to provide equal employment opportunities and seek to prohibit discrimination in our operations. We believe that fostering an inclusive culture can add value and lead to a more highly engaged workforce, allowing us to deliver better business results.
The table below illustrates our employee diversity based on self-identification across all U.S. employees as of December 31, 2024:

Male	Female	Minority
54%	46%	43%
Compensation and Benefits
We design our compensation and benefits with the goal of supporting the financial, mental, and physical well-being of our employees and their families. We evaluate our benefit programs each year in terms of value of benefit offerings and out-of-pocket costs in an effort to be competitive with the benefit offerings of other employers with whom we compete for talent. We continuously evaluate our benefit offerings through these market studies as well as employee surveys. We offer the UnitedHealthcare Rewards to incentivize employees to invest in their health. In addition, employees and their spouses and domestic partners will have access to Maven fertility, infertility and adoption solution support. We also launched One Pass Select, which is a subscription-based fitness program for our employees that allows members access to a nationwide network of participating gyms and fitness centers. Our compensation philosophy is continuously adjusted to better meet the standards set in the marketplace.
Safety and Security
We prioritize the safety and security of our passengers and employees. Some of the safety and security measures we have taken include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures and securing of cockpit doors. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program and all of our personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.
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
Airport Access
In the United States, the FAA currently regulates the allocation of landing and takeoff authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms which limit takeoffs and landings at three U.S. airports: Ronald Reagan Washington National Airport (DCA), New York’s LaGuardia Airport (LGA) and JFK International Airport (JFK), all of which we serve. In addition, John Wayne Airport (SNA) in Orange County, California has a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. We currently have sufficient slots or operating authorizations to operate our existing flights, but there is no assurance that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental regulations and policies. Our ability to retain slots or operating authorizations is subject to “use-or-lose” provisions of the governing regulations, and our ability to expand service at slot-controlled airports similarly is limited. The DOT also regulates slot transactions between airlines.
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
In July 2021, the DOT issued a Notice of Proposed Rulemaking (“NPRM”) requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other rulings. The DOT combined this NPRM with the July 2021 NPRM. The final rule was published in April 2024.
In October 2022, the DOT issued a NPRM which would require airlines and travel agents to increase disclosure of bag fees, change and cancellation fees and family seating fees during the ticket purchase process in an effort to improve the transparency of airline pricing. The final rule was published in April 2024. The rule is being challenged by airline associations and certain individual airlines and, in July 2024, the U.S. Court of Appeals for the Fifth Circuit granted a motion for stay of the final rule pending review.
Also, in August 2024, the DOT issued a NPRM regarding family seating in air transportation which would require airlines to seat children aged 13 and under next to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. We are still evaluating the impacts of this proposed rule.
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
We may also be impacted by regulations affecting certain of our major commercial partners, including our co-branded credit card partner or our loyalty program. For example, there has been bipartisan legislation proposed in the U.S. Congress, referred to as the Credit Card Competition Act, designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation or any similar legislation or regulation were enacted, it could fundamentally alter the profitability of our agreement with our co-branded credit card partner and the benefits we provide to our consumers through our co-branded credit card. Additionally, in May 2024, the DOT and the Consumer Financial Protection Bureau (the “CFPB”) held a joint hearing on airline and credit card rewards. In September 2024, the DOT launched an inquiry into certain airline loyalty programs to investigate potential competition or consumer protection issues in airlines’ administration of these programs and the CFPB recently issued a circular to other law enforcement agencies warning that credit card issuers and their parties could violate federal law by devaluing rewards points and airline miles. Draft legislation introduced in the U.S. Congress, referred to as the Protect Your Points Act, similarly aims to regulate the management of frequent flyer programs co-branded credit cards. If regulatory or legislative efforts to impose restrictions on airline loyalty programs were successful, they could materially reduce the revenues we derive from our FRONTIER Miles loyalty program and adversely impact our results of operations.
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
During 2015, the U.S. Environmental Protection Agency (the “EPA”) issued revised underground storage tank regulations that have affected certain airport fuel hydrant systems. Cost estimates to comply with the above permitting requirements have not been defined, but we, along with other airlines, would share a portion of these costs at applicable airports. In addition, several U.S. airport authorities have been exploring ways to limit deicing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
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
Governmental authorities in the United States are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per-and polyfluoroalkyl substances (“PFAS”). Products containing PFAS have been used in manufacturing, industrial and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational changes. In April 2024, the EPA designated two widely used PFAS chemicals, perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. Under the rule, entities are required to immediately report releases of PFOA and PFOS that meet or exceed the reportable quantity of one pound within a 24-hour period to the EPA’s National Response Center. We may incur costs in connection with reporting obligations and costs related to historic usage of PFAS-containing materials, transitioning away from the usage of PFAS-containing products, disposing of PFAS-containing waste or remediating any residual environmental impacts.
Aircraft Emissions and Climate Change Requirements
Concern about climate change and greenhouse gases may result in additional regulation and taxation of aircraft emissions in the United States and abroad. Recent actions by the Trump Administration have signaled a shift in federal climate and energy policies, including the potential rollback of existing climate-related policies, regulations and initiatives, such as the Inflation Reduction Act. Changes in United States’ climate policies and regulations under the new administration may impact our business, operations, and financial condition.
The EPA issued a finding in August 2016 that GHG emissions from aircraft cause or contribute to air pollution that may reasonably be anticipated to endanger public health and welfare. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional cap-and-trade programs. In March 2017, the International Civil Aviation Organization (“ICAO”) adopted a new CO2 emissions standard to reduce the impact of aviation greenhouse gas emissions. The new CO2 standards apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standards by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. Then, in January 2021, the EPA finalized GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircrafts. The new requirements took effect in April 2024. The U.S. Aviation Climate Action Plan at COP26 was released in September 2024, which reaffirmed the previously stated goals of reducing GHG emissions from the U.S. aviation sector to zero by 2050, particularly through increased SAF production.
Several states and environmental groups have challenged these final standards. The U.S. Court of Appeals for the D.C. Circuit have denied multiple petitions to block the EPA’s standards. The outcome of any development of new aircraft GHG emissions standards cannot be predicted at this time. In the event that additional climate change legislation or regulation is enacted in the United States or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.
In addition, we are subject to the requirements of the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), an international, market-based emissions reduction program adopted by ICAO in 2016. CORSIA is intended to achieve carbon-neutral growth in the international aviation sector from 2021 through 2035 by requiring airlines to compensate for the growth in CO2 emissions, relative to a predetermined baseline, of a significant majority of international flights through the purchase of carbon offsets or the use of low-carbon fuels. For each year from 2021 through 2032, CORSIA requires each airline to compensate for the rate of growth of the CO2 emissions of the aviation sector as a whole as determined by ICAO. Starting in 2033, CORSIA will require airlines to compensate for growth in CO2 emissions using a formula that will give 85% weight to the growth in aviation sector emissions and 15% weight to the growth in the individual airline’s emissions over the period 2033 through 2035. The CORSIA program will be implemented in three phases: A pilot phase that ran from 2021 through 2023, followed by the first phase of the program running from 2024 through 2026 and a second phase beginning in 2027 through 2035. Member countries can voluntarily participate in the pilot and first phases, while participation in the second phase is mandatory for certain countries, including the United States. The U.S. government has not yet enacted legislation to mandate that U.S. operators participate in CORSIA.
The costs of complying with our future obligations under CORSIA are uncertain, because there is a significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. As of December 31, 2024, we have not been required to purchase any carbon offset credits or lower-carbon aircraft fuels for the CORSIA pilot phase. In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2032 are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth starting in 2033.
U.S. commitments announced during the April 2021 Leaders’ Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels (“SAF”). In September 2021, the Sustainable Aviation Fuel Grand Challenge was launched, built upon by the FAA’s Aviation Climate Action Plan published in 2021 and updated in 2024, which outlines plans to scale up the production of SAF, which aims to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with SAF by 2050. Whether these U.S. goals will be achieved and if so, the potential impacts on our business, cannot be predicted at this time. As part of our efforts to decarbonize air transportation, in May 2023, we along with a consortium of other airlines, executed an agreement with CleanJoule, Inc., with a potential right to purchase SAF from CleanJoule once it achieves commercial production.
In 2023, the state of California passed two climate disclosure laws, SB 253 and SB 261, that will impact us in the future. SB 253 requires specific disclosures on the amount of Scope 1, 2 and 3 GHG emissions created by or associated with an organization for any company doing business in California with annual revenue in excess of $1 billion, and SB 261 requires disclosures around climate-related risks and the associated response to those risks, for any company doing business in California with annual revenue in excess of $500 million. The potential direct and indirect impacts to the Company are not fully known at this time, but additional costs can be expected in relation to these disclosures. Currently, the first obligations under both regulations commence in 2026.
In March 2024, the SEC adopted final rules designed to enhance public company disclosures related to the risks and impact of climate-related matters. The new rules include disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. Additionally, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in a company’s financial statements. Lastly, the rules require disclosure of information related to greenhouse gas emissions. These disclosures will be required beginning with our 2026 Form 10-K filing, consistent with SEC implementation requirements for accelerated filers. The final SEC rules, if enforced by the SEC and if they survive litigation pending in the U.S. Court of Appeals for the Eighth Circuit, may result in increased legal, accounting and financial compliance costs and may make certain activities more difficult, time-consuming and costly.
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
Future Regulations
The U.S. government and foreign governments may consider and adopt new laws, regulations, executive orders, interpretations and policies regarding a wide variety of matters that could directly or indirectly affect our results of operations. We cannot predict what laws, regulations, executive orders, interpretations and policies might be considered in the future, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.
Impact of Regulatory Requirements on Our Business
Regulatory requirements, including but not limited to those discussed above, affect operations and increase operating costs for the airline industry and future regulatory developments may continue to do the same. For additional information, please see “Risk Factors — Risks Related to Our Industry — We are subject to extensive regulation by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition,” “— We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure,” “ — We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition” and “Risk Factors — Risks Related to Our Business — Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business, results of operations, cash flows and financial condition.”
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
Risks Related to Our Industry
The demand for airline services is highly sensitive to changes in economic conditions, and a recession or similar economic downturn in the United States or globally would weaken demand for our services and have a material adverse effect on our business, results of operations and financial condition, particularly since a substantial portion of our customers travel for leisure or other non-essential purposes.
The demand for travel services is affected by U.S. and global economic conditions. Unfavorable economic conditions, such as those resulting from an inflationary economic environment and the responses by monetary authorities to control such inflation, rising interest rates, debt and equity market fluctuations, diminished liquidity and credit availability, increased unemployment rates, decreased investor and consumer confidence, political turmoil, supply chain challenges, natural catastrophes and the effects of climate change, regional and global conflicts and terrorist attacks and/or reactions to pandemics or other health threats, including measures to reduce the spread of any such disease, have historically impaired airline economics. For most cost-conscious leisure travelers, travel is a discretionary expense, and though we believe ULCCs are best suited to attract travelers during periods of unfavorable economic conditions as a result of such carriers’ low-cost fares, travelers have often elected to replace air travel at such times with various other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Travelers have also reduced spending by purchasing fewer non-fare services, which can result in a decrease in average revenue per passenger. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel, the airline business is particularly sensitive to changes in U.S. and global economic conditions. A reduction in the demand for air travel due to unfavorable economic conditions also limits our ability to raise fares to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, including due to inflationary pressures and/or the disruption, instability and volatility in global markets resulting from the war between Russia and Ukraine and the conflict in the Middle East, it could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to attract and retain qualified personnel, including our senior management team or other key employees, at reasonable costs or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry is currently experiencing certain shortages of qualified personnel. As is common with most of our competitors, we have faced considerable turnover of our employees. These factors, as well as our network seasonality, have caused us recently to maintain a larger workforce than is immediately necessary for our planned operations in order to maintain network reliability and support planned growth in light of the challenges of hiring and retaining employees under current economic conditions, including the current worker shortage impacting certain sectors of the U.S. labor market. As a result of the foregoing, there can be no assurance that we will be able to attract or retain qualified personnel and we may be required to increase wages and/or benefits in order to do so. Furthermore, we cannot predict what policies we may elect to or be required to implement in the future, or the effect thereof on our business, which could cause us to lose or experience difficulties hiring qualified personnel. If we are unable to hire, train and retain qualified employees, our business could be harmed.
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
The airline industry is exceedingly competitive, and we compete against legacy network airlines, LCCs and other ULCCs; if we are not able to compete successfully in our markets, our business, results of operations and financial condition may be materially adversely affected.
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
We also expect that new work patterns and the growth of remote work will lead to increasing numbers of employees choosing to live remotely from their office location, which has altered, and could continue to alter, the historical demand levels on the routes we serve. While we believe our low fares and low costs will enable us to grow our network profitably in new markets in order to take advantage of new demand patterns as they arise, there can be no assurance that we will be successful in doing so or that we will be able to successfully compete with other U.S. airlines on such routes. If we fail to establish ourselves in such new markets, our business, results of operations and financial condition could be materially adversely affected.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies or through new market entrants. For example, certain legacy network airlines have further segmented the cabins of their aircraft in order to enable them to offer a tier of reduced base fares designed to be competitive with those offered by us and other ULCCs. We expect the legacy airlines to continue to match LCC and ULCC pricing on portions of their networks including through the deployment of so-called “basic economy” fares. A competitor adopting a ULCC strategy (including through the deployment of basic economy fares) may have greater financial resources and access to lower-cost sources of capital than we do, which could enable them to execute their network strategy with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model or similar model by deploying basic economy fares, our business, results of operations and financial condition could be materially adversely affected.
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
The cost of aircraft fuel is highly volatile and has generally been one of our largest individual operating expenses, accounting for 28% and 31% of our operating expenses for the years ended December 31, 2024 and 2023, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged periods of low fuel prices could limit our ability to differentiate our product and low-cost fares from those of the legacy network airlines and LCCs, as prolonged periods of low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged periods of low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft we operate and have on order. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events and natural disasters (including hurricanes or similar events in the U.S. Southeast and on the Gulf Coast where a significant portion of domestic refining capacity is located), terrorism, wars (including the war between Russia and Ukraine and the conflict in the Middle East), supply chain disruptions, political disruption or instability involving oil-producing countries, changes in production levels of individual nations or associations of oil-producing states, economic sanctions imposed against oil-producing countries or specific industry participants, changes in fuel-related government policy, the imposition of tariffs, the strength of the U.S. dollar against foreign currencies, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular have resulted, and could continue to result, in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
As of December 31, 2024 and 2023, we had no fuel cash flow hedges for future fuel consumption and, therefore, had no material impact within our consolidated statements of operations for the years ended December 31, 2024 and 2023. We cannot assure you that any potential future fuel hedging program will be effective or that we will maintain a fuel hedging program at all. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Future fuel hedge contracts could contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining fuel prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
As a result of the U.S. Sustainable Aviation Fuel Grand Challenge launched in 2021 and the Aviation Climate Action Plan published by the FAA on November 9, 2021, which outlines plans to scale up the production of SAF and aims to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with SAF by 2050, industry demand for SAF had grown. Currently, industrial production of SAF is small in scale and inadequate to meet growing industry demand, and while additional production capacity is expected to come online in coming years, we anticipate that competition for SAF among industry participants will remain intense. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
We are subject to extensive regulation by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the U.S. Congress has passed laws and the FAA, the DOT, the TSA and the Centers for Disease Control have issued regulations, orders, rulings and guidance relating to the operation, safety and security of airlines and consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel, or have the effect of raising ticket prices, reducing revenue and increasing costs.
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
The FAA Reauthorization Act of 2024 (the “FAA Authorization Renewal”) was signed into law in May 2024. Among other things, the FAA Authorization Renewal increased the authorized funding level for the FAA and required the hiring of additional air traffic controllers, an effort to address staffing and resource shortages and improve the operation of the air traffic control system in the United States. The FAA Authorization Renewal also codified several consumer protection rulemakings that could be challenging to implement and have negative financial impacts, and required the FAA to conduct a study on improvements to the safety and efficiency of aircraft evacuation standards and engage in rulemaking to implement appropriate recommendations. Any new or enhanced requirements resulting from the FAA Authorization Renewal, including any new fees, costs we may be required to incur to comply with new rules, including with respect to any changes to the configuration of our aircraft, and compensation or other penalties we may be required to pay for violations of such rules, have the potential to significantly increase our operational costs and could decrease potential passenger revenue.
In July 2021, the DOT issued a NPRM requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other rulings. The DOT combined this NPRM with the July 2021 NPRM. The final rule was published in April 2024.
In October 2022, the DOT issued a NPRM which would require airlines and travel agents to increase disclosure of bag fees, change and cancellation fees and family seating fees during the ticket purchase process in an effort to improve the transparency of airline pricing. The final rule was published in April 2024. The rule is being challenged by airline associations and certain individual airlines and, in July 2024, the U.S. Court of Appeals for the Fifth Circuit granted a motion for stay of the final rule pending review.
Also, in August 2024, the DOT issued a NPRM regarding family seating in air transportation which would require airlines to seat children aged 13 and under next to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. We are still evaluating the impacts of this proposed rule.
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
We may also be impacted by regulations affecting certain of our major commercial partners, including our co-branded credit card partner or our loyalty program. For example, there has been bipartisan legislation proposed in the U.S. Congress, referred to as the Credit Card Competition Act, designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation or any similar legislation or regulation were enacted, it could fundamentally alter the profitability of our agreement with our co-branded credit card partner and the benefits we provide to our consumers through our co-branded credit card. Additionally, in May 2024, the DOT and the Consumer Financial Protection Bureau (the “CFPB”) held a joint hearing on airline and credit card rewards. In September 2024, the DOT launched an inquiry into certain airline loyalty programs to investigate potential competition or consumer protection issues in airlines’ administration of these programs and the CFPB recently issued a circular to other law enforcement agencies warning that credit card issuers and their parties could violate federal law by devaluing rewards points and airline miles. Draft legislation introduced in the U.S. Congress, referred to as the Protect Your Points Act, similarly aims to regulate the management of frequent flyer programs co-branded credit cards. If regulatory or legislative efforts to impose restrictions on airline loyalty programs were successful, they could materially reduce the revenues we derive from our FRONTIER Miles loyalty program and adversely impact our results of operations.
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
The FAA has issued final regulations governing pilot rest periods and work hours for all passenger airlines certificated under Part 121 of the Federal Aviation Regulations (“FAR”). The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. In October 2022, the FAA issued a final rule mandating rest periods of at least 10 consecutive hours for flight attendants who are scheduled for a duty period of 14 hours or less and prohibiting the reduction of the rest period under any circumstances, which have impacted and will continue to impact our scheduling flexibility. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
For the years ended December 31, 2024 and 2023, we generated non-fare passenger revenues of $2,248 million and $2,232 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as service fees, baggage fees, seat selection fees and other passenger-related revenue and is a component of passenger revenue within our consolidated statements of operations. The DOT has rules governing many facets of the airline-consumer relationship including, for instance, unfair or deceptive practices and unfair methods of competition including undisclosed display bias, lengthy tarmac delays, chronically delayed flights, airline advertising and marketing practices, codeshare disclosure, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. For example, in 2023, the DOT sent us a request for information to assist in its investigation into whether we cared for our customers as required by law during Winter Storm Elliott, including providing adequate customer service assistance, prompt flight status notifications, and proper and timely refunds. We are fully cooperating with the DOT request. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action.
The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Congress and the DOT have also examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. For example, in December 2024, a U.S. Senate subcommittee held a bipartisan hearing on ancillary fees and unbundled pricing practices, and numerous airline executives, including our Senior Vice President, Chief Commercial Officer, were called to testify. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. For a discussion of DOT regulations and rulemaking efforts, please see “—We are subject to extensive regulations by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies, compliance with which would cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. Most recently, following a federal excise tax audit by the IRS in December 2024 covering the first quarter of 2021 to the second quarter of 2023, we received a preliminary assessment in the amount of $149 million related to the applicability of federal excise tax to certain optional ancillary products and services. We established reserves for certain fees subject to the assessment where we believe a loss for this matter is probable and estimable. We intend to contest the assessment. This initial assessment is ongoing, not currently deemed final and subject to further determinations. There can be no assurance as to the outcome of these examinations, and we could face additional tax liability, including interest and penalties, which could adversely affect our business, results of operations and financial condition.

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
In the event that CORSIA does not come into force as expected or is terminated for whatever reason, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional and federal agencies, as well as international bodies, to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted, or are considering adopting, programs, including new taxes, to regulate domestic GHG emissions. For example, in October 2023, California became the first state to sign two climate disclosure laws which will require certain companies doing business in California to disclose their GHG emissions and climate-related financial risks. Other states and jurisdictions in which we operate may adopt similar, divergent, or more stringent laws. Certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
In addition, in January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines on in-service aircraft. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircrafts. The new requirements took effect in April 2024.
U.S. commitments announced during the April 2021 Leaders’ Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the 2050 net-zero emissions goal, continued participation in CORSIA and development of SAF. On September 9, 2021, the Sustainable Aviation Fuel Grand Challenge was launched, built upon by the FAA’s Aviation Climate Action Plan published in 2021 and updated in 2024, which outlines plans to scale up the production of SAF, aiming to reduce GHG emissions from aviation by 20% by 2030 and to replace all traditional aviation fuel with SAF by 2050. Whether these U.S. or international goals will be achieved and the potential effects on our business cannot be predicted at this time. If demand for SAF increases beyond the current capacity of SAF production efforts, we may need to pay a significant premium for SAF above the cost of traditional fuel.
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
Growing recognition among consumers of the dangers of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate or generally. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying with us. Our collateral to secure loans, in the form of aircraft, spare parts, airport slots and loyalty and brand assets, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase our financing costs. Additionally, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
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
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise reduction, including those relating to air emissions, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous waste, materials and chemicals. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. Any such existing, future, new or potential laws and regulations, including in light of the results of the November 2024 elections and the initial actions taken by the Trump Administration, could have an adverse impact on our business, results of operations and financial condition.
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
We provide service to many areas of the United States that are at risk of, and from time to time experience, severe weather events. Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, blizzards, snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, operational disruptions can have a disproportionate impact on our ability to recover from such disruptions. In addition, many airlines re-accommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring such agreements with other airlines, which makes our recovery from travel disruption more challenging than for larger airlines that have these agreements in place. New identification requirements, such as the implementation of rules under the REAL ID Act of 2005, and increased travel taxes, such as those provided in the Travel Promotion Act, enacted in March 2010, which currently charges visitors from certain countries a $17 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.

We face competition from air travel substitutes and technology advancements.
In addition to airline competition from legacy network airlines, LCCs and other ULCCs, we also face competition from air travel substitutes. On our domestic routes, particularly those with shorter stage lengths, we face competition from other transportation alternatives, such as buses, trains or automobiles. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing, virtual and augmented reality and other methods of electronic communication may reduce the need for in-person communication. Any inability to stimulate demand for air travel with our low-cost fares or to adjust rapidly in the event that the basis of competition in our markets changes could have a material adverse effect on our business, results of operations and financial condition.
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
Some of our target growth markets include countries with less developed economies, legal systems or financial markets, and business and political environments that are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments. For example, the FAA recently suspended all U.S. flights to Haiti for 30 days as a result of multiple planes being struck by gunfire. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.
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
In addition, in order to successfully implement our growth strategy, which includes the planned growth of our fleet size and a firm commitment to purchase 187 A320neo family aircraft by the end of 2031, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LGA in New York and DCA in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
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
Our low-cost structure is one of our primary competitive advantages. However, we have limited control over some of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, the acquisition and operating cost of aircraft, airport and related infrastructure costs, taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a majority of our employees are established by the terms of collective bargaining agreements, which could result in increased labor costs. See “— Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.” Further, in an inflationary environment that also exhibits worker and fuel shortages, depending on airline industry and other economic conditions, we may be unable to manage through the resulting increases in our operating costs. We cannot predict the extent to which high inflation may occur in the U.S. economy in the future, or for how long an inflationary period or worker or fuel shortages will last. As such, we cannot guarantee that we will be able to maintain our relatively low costs. If our costs increase and we are no longer able to maintain a competitive cost structure, it could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to grow or maintain our unit revenues or maintain our non-fare revenues.
A key component of our Low Fares Done Right strategy is attracting customers with low fares and garnering repeat business by delivering a high-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on other ULCCs in the United States. We intend to continue to differentiate our brand and product in order to expand our loyal customer base and grow or maintain our unit revenues and maintain our non-fare revenues. The rising cost of aircraft and engine maintenance may impair our ability to offer low-cost fares, which may result in reduced revenues. Differentiating our brand and product has required, and will continue to require, significant investment, and we cannot assure you that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from the other U.S. ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low-cost fares or gain market share from the legacy airlines, particularly if we experience significant excess capacity.
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
Since 2022, we have begun to introduce aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for certain of our planned future deliveries. During 2023, Pratt & Whitney announced an expansion of an inspection program related to these PW1100 GTF engines. This inspection program began in 2023 and may continue beyond 2026; however this has not materially impacted our operations through December 31, 2024. During 2024, the FAA superseded two Airworthiness Directives related to PW1100 GTF engines. The new Airworthiness Directive imposed additional inspection and maintenance requirements on PW1100 GTF engines, including accelerated replacement of certain engine components. Although the specific impact to our operations is unknown at this time, additional inspection or maintenance obligations, whether required by Pratt & Whitney or the FAA, could result in lengthy turnaround times to perform these inspections and any resulting repairs or other modifications that may be identified. This inspection program could have an adverse impact on our operations, particularly when we are required to temporarily take aircraft out of service. The inspection program could potentially affect the timing of future deliveries of aircraft for which Pratt & Whitney engines have been selected.

Separately, if Airbus, CFM International or Pratt & Whitney become unable to perform its contractual obligations, including a failure to deliver aircraft or engines on schedule, and we must lease or purchase aircraft or engines from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities. Additionally, we would lose the cost benefits realized by our current single-fleet composition, any of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced delays in the deliveries of Airbus aircraft, which have not exceeded several months, and our business could be additionally impacted if delays persist in future periods. These risks may be exacerbated by the long-term nature of our fleet and order book. See also “—We may be subject to competitive risks due to the long-term nature of our fleet and order book which commits us to Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future.”
We may be subject to competitive risks due to the long-term nature of our fleet and order book which commits us to Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future.
As of December 31, 2024, we had substantial existing aircraft purchase commitments through 2031, all of which are for Airbus A320neo family aircraft. Of the 187 A320neo family aircraft we have committed to purchase by the end of 2031, 96 will be equipped with Pratt & Whitney GTF engines. We are still evaluating engine options for the remaining 91 aircraft on our order book. We have a firm obligation to purchase 11 additional spare engines to be delivered by the end of 2028, all of which are Pratt & Whitney GTF engines. In addition, the majority of our current fleet is equipped with the LEAP engine manufactured by CFM International. The A320neo family represents the latest step in the modernization of the A320 family aircraft, and includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. We were one of the first airlines to utilize the A320neo family and the LEAP engine, and it could take several years to determine whether the reliability and maintenance costs associated with a new aircraft and engine would have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo family aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, including due to increased inspection or maintenance obligations imposed on the Pratt & Whitney GTF engines, our business, results of operations and financial condition could be materially adversely affected.
Furthermore, as technological evolution occurs in our industry, we may be competitively disadvantaged because we have extensive existing fleet commitments that would prohibit us from adopting new technologies on an expedited basis.
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
Our business is labor intensive, with labor costs representing approximately 26% and 24% of our total operating costs for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately 87% of our workforce was represented by labor unions, including a number of employees covered by collective bargaining agreements that are amendable. We are currently in negotiations with our pilots, flight attendants, aircraft technicians, aircraft appearance agents, material specialists and maintenance controllers regarding their next labor contracts. See “Business—Human Capital Resources”. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
We cannot provide assurance that we will not experience operational disruption resulting from any future negotiations or disagreements with our pilots or with any of our other union-represented employee groups. In addition, we cannot provide any estimate with regard to the amount or probability of future compensation increases, ratification incentives or other costs that may come as a result of future labor negotiations. Future operational disruptions or other costs related to labor negotiations, including reputational harm that may come as a result of such disruptions, if any, may have a material adverse impact on our business, results of operations and financial condition.
In addition, the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other U.S. airlines that may have a greater ability, due to larger scale, greater efficiency, superior profitability or other factors, to bear higher costs than we can. One or more of our competitors may also significantly reduce their labor costs, thereby providing them with a competitive advantage over us. Our labor costs may also increase in connection with our growth and we could also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. The occurrence of any such event may have a material adverse impact on our business, results of operations and financial condition.
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
Our largest operating base is Denver International Airport, where we primarily operate out of Concourse A, including the ground-level boarding facility and accompanying gates. Additionally, we operate at Orlando International Airport under an operating lease which expires in 2026. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to adopt or maintain high ethical, social and environmental sustainability practices for our operations and activities; our impact on the environment; any inability to maintain our position as “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed during the year ended December 31, 2024; compared to all other major U.S. carriers) including, for example, if another major U.S. airline experiences more average fuel savings than us based on ASMs per fuel gallon consumed or if consumers perceive us to be less “green” than other airlines based on different factors or metrics or by attributing the sustainability practices of our vendors, suppliers and other third parties to us; public pressure from investors or policy groups to change our policies; customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs; customer perceptions of our use of social media; or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Increasingly, our reputation may also be impacted by our customers’ and other stakeholders’ evolving, and diverging, perception of the risks and opportunities we face related to human capital management and climate change engagement, our role in the communities in which we operate and our relationship with our crew members. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial condition, as well as require additional resources to rebuild our reputation. In addition, our reputation or brand image could be adversely impacted by any inability to deliver strong operational performance, which we believe helps strengthen our customer loyalty and attract new customers. Any sustained inability to maintain or improve our operational performance could result in decreased customer loyalty and, in turn, could significantly harm our brand and reputation and adversely affect our business and financial condition.
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
Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their ESG practices and disclosures, including practices and disclosures related to GHGs and climate change in the airline industry in particular, and human capital management, health and safety and human rights initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Failure, or a perception of failure, to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards (including in the timeline and manner in which we adapt or comply) could negatively impact our reputation and the trading price of our common stock. Moreover, we may be subject to diverging or inconsistent ESG regulations in different jurisdictions. New, and rapidly evolving, government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence and disclosure. For example, the growing emphasis on ESG matters has resulted, and may result, in the adoption of new laws and regulations, including new reporting requirements, including with respect to climate change. For example, in 2023, the State of California and the SEC finalized rules that would require extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. The final SEC rules, if enforced by the SEC and if they survive litigation pending in the U.S. Court of Appeals for the Eighth Circuit, may result in increased legal, accounting and financial compliance costs and may make certain activities more difficult, time-consuming and costly. Additionally, our suppliers, customers or other business partners may require us to provide additional climate-related information if they are also subject to these or additional climate-related disclosure laws or regulations in other jurisdictions. If we fail to comply with new laws, regulations or reporting requirements, or we fail to provide complete and accurate information to our suppliers, customers or other business partners, our reputation and business could be adversely impacted. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion (“DEI”) sentiment is gaining momentum across the United States, with several states having enacted or proposed anti-ESG or anti-DEI policies or legislation and several state and federal governmental authorities filing suit alleging that ESG or DEI measures or initiatives violate law. If we were sued under any of these claims, our financial condition, reputation or business could be adversely impacted. Increasingly, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. We could be sued for our ESG or diversity policies and/or programs. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
In addition, we have a number of ESG initiatives, which will require ongoing investment, and there is no assurance that our initiatives will achieve their intended outcome. Consumers’ perceptions of our efforts to achieve these initiatives often differ widely and present risks to our reputation and brand. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. If we are unable to meet the ESG standards or investment criteria set by these investors, we may lose investors, investors may allocate a portion of their capital away from us and our reputation may also be negatively affected. In addition, even if our initiatives are effective, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.
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
In November 2022, we completed our migration to a self-service customer service model. Following this transition, our customers are able to receive support via online, mobile and text channels, including the option to chat with a live agent, but will no longer be able to speak with an agent over the telephone except for customers traveling within 24 hours, customers who have traveled within 24 hours and customers with FRONTIER Miles Elite Status. Some of our customers may prefer to speak with a live agent and could develop a negative perception of our self-service model. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand.
Our average daily aircraft utilization was 10.3 hours and 11.3 hours for the years ended December 31, 2024 and 2023, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. During 2024, we responded to customer demand trends by reducing departures on non-peak travel days; however, our business strategy remains to maximize aircraft utilization overall, especially on peak days. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Southeast, the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months and during hurricane season. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, such as required with respect to PW1100 GTF engines, may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2024, we had $935 million of total available liquidity, consisting of $730 million in unrestricted cash and cash equivalents and $205 million in total undrawn capacity under our revolving loan facility. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations, which includes PDP payments.
Under the terms of the PDP Financing Facility and the Second PDP Financing Facility, we are subject to a fixed charge coverage ratio requirement (the “FCCR Test”). If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the PDP Financing Facility and the Second PDP Financing Facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the PDP Financing Facility and the Second PDP Financing Facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. LTV Tests performed recently have not resulted in any required pre-payment of either the PDP Financing Facility or the Second PDP Financing Facility or the posting of additional collateral.
As of December 31, 2024, we were not subject to any credit card holdbacks, although if we fail to maintain certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we currently have aircraft lease financing that does not require that we maintain a maintenance reserve account, we could be required in the future to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors as a result of future aircraft lease financing arrangements. Further, if our revolving loan facility is drawn upon, we may be required to hold certain amounts of cash in restricted accounts until the drawn amount is repaid. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain another line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and Pratt & Whitney, respectively. As of December 31, 2024, we had a firm obligation to purchase 187 A320neo family aircraft and 11 additional spare engines to be delivered by the end of 2031. Of our aircraft commitments, all scheduled 2025 deliveries, as well as eight scheduled 2026 deliveries, had committed operating leases. We are evaluating financing options for the remaining aircraft. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
Our maintenance costs will increase over the near term, we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors and we could incur significant maintenance expenses outside of such maintenance schedules in the future.
As of December 31, 2024, the operating leases for 2, 9, 14, 14 and 13 aircraft in our fleet were scheduled to terminate during 2025, 2026, 2027, 2028 and 2029, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft being returned, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned, and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of December 31, 2024, we had a firm obligation to purchase 187 A320neo family aircraft by the end of 2031. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these initial maintenance holiday periods, the new aircraft we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.
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
Furthermore, the terms of any lease agreements that we enter into in the future could require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, which could result in recording significant prepaid deposits on our consolidated balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses could have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Leased Aircraft Return Costs” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Long-Term Maintenance Agreements”.
We have a significant amount of aircraft-related fixed obligations and obligations under other debt arrangements that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2024, all 159 aircraft in our fleet were financed under operating leases. For the years ended December 31, 2024 and 2023, we incurred aircraft rent of $675 million and $554 million, respectively, and maintenance costs of $209 million and $179 million, respectively. As of December 31, 2024 and 2023, we had future operating lease obligations of approximately $3,966 million and $2,989 million, respectively, and future principal debt obligations of $507 million and $474 million, respectively. For the years ended December 31, 2024 and 2023, we made cash payments for interest related to debt of $33 million and $28 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have on order from Airbus and Pratt & Whitney, respectively, for delivery through 2031.
Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flows and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, any significant weakening or improvement in the U.S. economy and the availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations and our obligations under other debt arrangements could have a material adverse effect on our business, results of operations and financial condition and could:
•require a substantial portion of cash flows from operations be used for operating lease payments, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate purposes;
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
•reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with lower fixed payment obligations; and
•cause us to lose access to one or more aircraft and forfeit our deposits if we are unable to make our required aircraft lease rental payments and our lessors exercise their remedies under the lease agreement including cross default provisions in certain of our leases.
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
Any failure of the technologies and systems we use could materially adversely affect our business. For example, the CrowdStrike-caused systems outage in July 2024 significantly impacted airline operations, including our own, and forced several carriers to ground flights for a prolonged period and incur significant costs associated with reaccommodating and compensating affected passengers. In particular, if our reservation system fails or experiences interruptions, and we are unable to book seats for a period of time, we could lose a significant amount of revenue as customers book seats on other airlines, and our reputation could be harmed. In addition, replacement technologies and systems for any service we currently utilize that experiences failures or interruptions may not be readily available on a timely basis, at competitive rates or at all. Furthermore, our current technologies and systems are heavily integrated with our day-to-day operations and any transition to a new technology or system could be complex and time-consuming. In the event that one or more of our primary technology or systems vendors fails to perform, and a replacement system is not available or if we fail to implement a replacement system in a timely and efficient manner, our business could be materially adversely affected. See Part I, Item 1C,“Cybersecurity” for additional discussion.
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
In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party specialists collect, process, transmit and store a large volume of personally identifiable information of our passengers, prospective passengers or personnel, including email addresses, home addresses, financial data such as credit and debit card information and other sensitive information. The security of the systems and network where we and our third-party specialists store this data is a critical element of our business, and these systems and our network may be vulnerable to cyberattacks and other security issues, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance and human or technological error. Threats to cybersecurity have increased with the sophistication of malicious actors, and we must manage those evolving risks, such as the use of artificial intelligence applications. We have been the target of cybersecurity attacks in the past, none of which has had a material impact on our business or financial condition and expect that we will continue to be a target in the future. Recently, several high-profile companies have experienced significant data breaches and ransom attacks, which have caused those companies to suffer substantial financial and reputational harm. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.
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
We are also subject to increasing legislative, regulatory and customer focus on privacy issues and data security in the United States and abroad. For example, in March 2024, the DOT launched a privacy review of the ten largest U.S. airlines’ collection, handling, maintenance and use of passengers’ personal information, indicating the DOT may seek to increase its regulation, investigation, and enforcement of airlines’ privacy practices, including ours. As a result, we must comply with a proliferating and fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. In addition, we are subject to an increasing number of reporting obligations in respect of certain cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability. Moreover, the compromise of our technology systems resulting in the loss, disclosure, misappropriation of or access to the personally identifiable information of our passengers, prospective passengers or personnel could result in governmental investigation, civil liability or regulatory penalties under laws protecting the privacy of personal information, any or all of which could disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. In addition, a number of our commercial partners, including credit card companies, have imposed data security standards on us, and these standards continue to evolve. We will continue our efforts to meet our privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs.
Although we have significantly reconfigured our network since 2013, our business remains dependent on select large markets and increases in competition or congestion or a reduction in demand for air travel in these markets would harm our business.
We are highly dependent on select markets where we maintain a large presence, with 23% and 17% of our flights during the year ended December 31, 2024 having Denver International Airport or Orlando International Airport, as either their origin or destination, respectively. Our largest operating base is Denver International Airport, where we primarily operate out of Concourse A, including the ground-level boarding facility and accompanying gates. Additionally, we operate at Orlando International Airport under an operating lease which expires in 2026. We have experienced an increase in flight delays and cancellations at these airports due to airport congestion, which have adversely affected our operating performance and results of operations. We have also experienced increased competition at Denver International Airport and Orlando International Airport from carriers adding flights to and from Denver and Orlando, respectively. Additionally, flight operations in both Orlando and Denver can face extreme weather challenges which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions, including significant impacts as a result of Hurricane Helene during the third quarter of 2024.
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
Under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from prior taxable years. As of December 31, 2024, we had deferred tax assets of approximately $45 million, $11 million and $11 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. Under current tax law, our federal NOL carryforwards do not expire, but the deductibility of such NOL carryforwards is limited to 80% of our taxable income. Our state NOLs may expire, if not utilized, from one year to having no expiration depending on the state the NOL is attributed to, and our foreign NOLs expire in 20 years. As a result of our assessment over the future realizability of these NOLs, as of December 31, 2024, we have an $11 million valuation allowance related to our foreign deferred tax assets and a $19 million valuation allowance related to certain federal and state deferred tax assets, with a portion considered realizable due to the future reversals of existing taxable temporary liabilities.
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
Our quarterly results of operations fluctuate due to a number of factors, including seasonality and other factors.
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
•sales of our common stock or other actions by investors with significant shareholdings; and
•trading strategies related to changes in fuel or oil prices.
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
The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or the exercise of warrants issued as part of the funding provided under the CARES Act, could depress the trading price of our common stock.
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into, or exercisable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the Payroll Support Program (the “PSP”), the second Payroll Support Program (“PSP2”) and the Payroll Support Program 3 (“PSP3”), we issued warrants which are exercisable for up to an aggregate of 759,850 shares of our common stock.
In connection with the $150 million borrowing from the U.S. Department of the Treasury (the “Treasury” and the “Treasury Loan”, respectively), which was repaid in full on February 2, 2022, we issued warrants which are exercisable for up to 2,358,090 shares of our common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the trading price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sell a substantial amount of our common stock or if the market perceives that such issuances or sales may occur, then the trading price of our common stock could significantly decline. In addition, the issuance of additional shares of common stock would dilute the ownership interests of our existing common stockholders.
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by recipients of the Share Distribution.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. An investment fund managed by Indigo Partners, which held approximately 178.8 million shares of our common stock as of March 31, 2024, was entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Following the Share Distribution, certain of the recipients of such shares are entitled to the registration of their shares pursuant to the registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur or the issuance of securities exercisable or convertible into our common stock could adversely affect the prevailing trading price of our common stock.
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
Following the Share Distribution, the investment fund managed by Indigo no longer controlled a majority of the voting power of our outstanding common stock, and we ceased to be a “controlled company” within the meaning of the Nasdaq Stock Market rules. As a result, the rules of the Nasdaq Stock Market require that, within one year of the date we no longer qualified as a “controlled company,” we have a majority of independent directors on our board of directors, a compensation committee consisting solely of independent directors, and a director nominations process whereby directors are selected by a nominations committee consisting solely of independent directors or by a vote of the board of directors in which only independent directors participate. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the rules of the Nasdaq Stock Market, and our Compensation Committee and Nominating and Corporate Governance Committee do not presently consist solely of independent directors. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market, which could make our common stock less attractive to some investors or otherwise adversely affect its trading price.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
In order to respond to the threat of security breaches and cyberattacks, we have developed and maintain a cybersecurity risk management program that is designed to protect and preserve the confidentiality, integrity and continued availability of our systems and information. Our cybersecurity risk management program also includes a cybersecurity incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incidents. The maturity of our cybersecurity program is assessed annually. We have developed an internal cybersecurity risk management framework which utilizes industry frameworks and standards, such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF and other security standards, guidelines and best practices within our own framework to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across our overall enterprise risk assessment to other legal, compliance, strategic, operational and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments and rating platforms that are leveraged to help identify material cybersecurity risks to our critical systems, information, services and our broader enterprise information technology environment;
•a cybersecurity team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents through monitoring and identification activities;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•annual cybersecurity awareness training for employees and web and mobile developers, including responsible information security, data security and cybersecurity practices;
•a computer incident response team (“CIRT”) that leverage our cybersecurity incident response plan which includes procedures for responding to cybersecurity incidents, escalating notifications and reporting requirements to regulatory bodies; and
•a third-party risk management process for service providers, suppliers and vendors.
We did not identify a material security breach during the year ended December 31, 2024, nor have we identified risks from any known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition.
Cybersecurity Governance
Our board of directors is responsible for risk oversight, including cybersecurity risks, which occurs at the board of directors level and through the Audit Committee’s oversight of cybersecurity and other information technology risks. Additionally, we have a Cybersecurity Disclosure Committee (“CDC”), which includes representation from our Information Technology, Legal, Internal Audit and Accounting and Reporting teams. The CDC is responsible for assessing the materiality of cybersecurity incidents based on quantitative and qualitative materiality factors, and for providing recommendations on public disclosures of cybersecurity incidents to the Audit Committee if an incident is identified to be possibly material. The CDC also provides input and consideration into internal controls surrounding cybersecurity along with reviewing cybersecurity risks, mitigation strategies, and ensuring the cybersecurity strategy is in alignment with business objectives.
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
Management’s Role
Our cybersecurity management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for implementing our overall cybersecurity risk management program, including ongoing monitoring, and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants and professional services providers. Prior to the resignation of our Chief Information Officer (“CIO”) in November 2024, the cybersecurity management team was co-led by our CIO and Director of Cybersecurity. Our Director of Cybersecurity currently leads the team and, once we hire a new CIO, we expect that individual will serve as a co-leader.
Our Director of Cybersecurity heads the division and is responsible for aspects of cybersecurity across our infrastructure, which includes cybersecurity architecture and engineering, cybersecurity operations, identity governance and IT governance, risk and compliance. Our Director of Cybersecurity has served in various cybersecurity roles for over 20 years at numerous organizations and consulting firms. Our Director of Cybersecurity earned a Bachelor of Business Administration in Management Information Systems (MIS) from Florida International University and a Master of Business Administration (MBA) in Management from Nova Southeastern University and also holds active cybersecurity certifications including the GIAC Certified Incident Handler (GCIH), Certified Information Security Manager (CISM), and Certified Information Systems Security Professional (CISSP).

ITEM 2. PROPERTIES
Aircraft
As of December 31, 2024, we operated a fleet of 159 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (Years)	Number of Aircraft	Number Owned	Number Leased
A320ceo	180 or 186	9	8	—	8
A320neo	186	5	82	—	82
A321ceo	230	8	21	—	21
A321neo	240	1	48	—	48
			159	—	159
Ground Facilities
Our facility leases are primarily for space at approximately 100 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2024, the remaining lease terms vary from one month to ten years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our consolidated balance sheets as right-of-use assets and lease liabilities.
During the year ended December 31, 2024, 23% of our flights had Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport, including the ground-level boarding facility and accompanying gates. We typically use 14 gates within Concourse A, with access to 9 gates at the ground-level boarding facility and common use access to the remaining gates. We also lease a hangar, consisting of approximately 154,900 square feet, which includes office space and is where we provide certain maintenance on our aircraft. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS), Hartsfield-Jackson Atlanta International Airport (ATL) and Philadelphia International Airport (PHL).
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
Holders
As of February 14, 2025, there were approximately 17 holders of record of our common stock. However, because many of our shares are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
There were no cash dividend declarations or payments during the year ended December 31, 2024 and we do not expect to pay cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total returns during the period from April 1, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2024 of our common stock to the NYSE ARCA Airline Index and the Standard & Poor’s 500 Index. The comparison assumes $100 was invested on April 1, 2021 in each of our common stock and the indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Cumulative Total Returns

175
150
125
100
75
50
25
0
04/01/21
12/31/21
12/31/22
12/31/23
12/31/24
Frontier Group Holdings, Inc.
S&P 500 Index
NYSE ARCA Airline (XAL)

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the fourth quarter of 2024.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of fiscal year 2024 compared to fiscal year 2023 is included herein. For a discussion of the results of operations for fiscal year 2022 and comparisons between fiscal year 2023 and fiscal year 2022, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 20, 2024.
Overview
The following table provides select financial and operational information for the years ended December 31, 2024 and 2023 (in millions, except percentages):

	Year Ended December 31,		Change
	2024	2023
Total operating revenues	$3,775	$3,589	5%
Total operating expenses	$3,717	$3,592	3%
Income (loss) before income taxes	$86	$32	169%
Available seat miles (“ASMs”)	39,871	37,822	5%
Revenues
Total operating revenues for the year ended December 31, 2024 totaled $3,775 million, an increase of 5% compared to the year ended December 31, 2023. This was primarily due to the 5% increase in capacity, as measured by ASMs. Revenue per available seat mile (“RASM”) remained consistent for the year ended December 31, 2024 as compared to the year ended December 31, 2023, as the 5% decline in revenue per passenger and 4.6 point decrease in load factor was offset by an 11% decrease in average stage length as compared to the prior year period. The lower average stage length is primarily the result of a higher proportion of out-and-back flying in the current year to simplify our network and improve operational efficiency and recoverability.
Operating Expenses
Total operating expenses during the year ended December 31, 2024 increased to $3,717 million, resulting in a cost per available seat mile (“CASM”) of 9.32¢, a decrease of 2% compared to the year ended December 31, 2023. Fuel expense was $89 million lower, as compared to the corresponding prior year period. This 8% decrease in fuel expense for the year ended December 31, 2024 was primarily driven by the 12% decrease in fuel cost per gallon, partially offset by the 5% increase in fuel gallons consumed, as a result of our 5% capacity increase.
Our non-fuel expenses increased by 9% during the year ended December 31, 2024, as compared to the corresponding prior year period, driven primarily by higher capacity and a larger fleet size and the resulting increase in operations during the same period, partially offset by an increase in sale-leaseback gains, the cost benefit from our network simplification, and a legal settlement. CASM (excluding fuel), a non-GAAP measure, increased 3% to 6.71¢, on a 5% increase in capacity, for the year ended December 31, 2024, as compared to the corresponding prior year period, due to the aforementioned drivers of increased non-fuel expenses.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 6.50¢ for the year ended December 31, 2023 to 6.81¢ for the year ended December 31, 2024, and Adjusted CASM (excluding fuel), SLA 1,000, a non-GAAP measure, decreased from 6.52¢ for the year ended December 31, 2023 as compared to 6.44¢ for the year ended December 31, 2024. For the year ended December 31, 2024, Adjusted CASM (excluding fuel) excludes the impact of $38 million related to the legal settlement, and for the year ended December 31, 2023, Adjusted CASM

(excluding fuel) excludes $1 million in net transaction and merger-related costs incurred in connection with our terminated merger with Spirit Airlines, Inc. (“Spirit”) and $1 million in other operating costs associated with legal fees incurred due to the U.S. Department of Justice’s substantial requests for information and deposition testimony from us related to the contemplated merger of Spirit and JetBlue Airways (“JetBlue”).
Net Income (Loss)
We generated net income of $85 million during the year ended December 31, 2024, compared to a net loss of $11 million for the year ended December 31, 2023. After giving effect to the aforementioned non-GAAP operating adjustments and related tax impacts, as well as the $5 million valuation allowance and the write-off of $1 million in unamortized deferred financing costs for the year ended December 31, 2024, and the $37 million valuation allowance in the year ended December 31, 2023, our adjusted net income, a non-GAAP measure, was $53 million and $28 million, respectively, for the years ended December 31, 2024 and 2023.
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
As of December 31, 2024, our total available liquidity was $935 million, made up of unrestricted cash and cash equivalents, including $205 million of funds available to be drawn under our revolving loan facility.
Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors that typically affect airlines and their markets, including trends which affect the broader travel industry, as well as trends which affect the specific markets and customer base that we target. The following key factors may affect our future performance:
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are the fare and total price, flight schedules, number of routes served from a city, frequent flyer programs, product and passenger amenities, customer service, fleet type and reputation. The airline industry is particularly susceptible to price discounting as once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a route-by-route basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets. In addition, some of the legacy network carriers match LCC and ULCC pricing on portions of their network, including through the selective deployment of so-called “basic economy” fares. We believe that fare discounts, along with more customer optionality over product offerings, have and will continue to stimulate demand for Frontier due to our Low Fares Done Right strategy.
Our Low Fares Done Right strategy is underpinned by our low-cost structure, and has significantly reduced our cost base by optimizing aircraft utilization with disciplined capacity deployment across peak and off peak periods to align capacity with expected travel demand patterns, transitioning to larger and more fuel-efficient aircraft, maximizing seat density, renegotiating the majority of our distribution agreements, realigning and simplifying our network, enhancing our website and mobile app, boosting employee productivity and contracting with leading specialists to provide us with select operating and other services.
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
Seasonality. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business and our route network are subject to seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. While we have, over recent years, reduced our concentration in Denver to decrease the impact of seasonality in our business, 23% of our flights during the year ended December 31, 2024 had Denver International Airport as either their origin or destination, as compared to 24% of our flights during the year ended December 31, 2023.
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
We have seven union-represented employee groups comprising approximately 87% of our employees as of December 31, 2024. Our pilots are represented by the Air Line Pilots Association (“ALPA”); our flight attendants are represented by the Association of Flight Attendants (“AFA-CWA”); our aircraft technicians, aircraft appearance agents, material specialists and maintenance controllers are all represented by the International Brotherhood of Teamsters (“IBT”); and our dispatchers are represented by the Transport Workers Union (“TWU”). We are currently in negotiations with the ALPA, the AFA-CWA and the IBT regarding the next labor contract. Please refer to “Notes to Consolidated Financial Statements — 12. Commitments and Contingencies” for additional information.
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
As of December 31, 2024, the average age of our aircraft was approximately five years and all of the aircraft in our fleet were financed with operating leases, the last of which is scheduled to expire in 2036. Please refer to “Notes to Consolidated Financial Statements — 9. Operating Leases” for further discussion. We expect that these new aircraft will require less maintenance when they are first placed into service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. When these more significant maintenance activities occur, this will result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue.
We account for heavy maintenance under the deferral method. Accordingly, heavy maintenance is depreciated over the shorter of either the remaining lease term or the period until the next estimated heavy maintenance event. As a result, maintenance events occurring closer to the end of the lease term will generally have shorter depreciation periods than those occurring earlier in the lease term. This will create higher depreciation expense specific to any aircraft related to heavy maintenance during the final years of the lease as compared to earlier periods.
Recent Developments
Financing. During 2024, we entered into a series of transactions to provide a revolving line of credit, available for general purposes, as well as increased our overall capacity for financing facilities to fund aircraft PDPs. Our revolving line of credit (the “Revolving Loan Facility”) provided $205 million of committed funding. We also amended our pre-delivery deposit (“PDP”) facility originally entered into in December 2014 (as amended from time to time, the “PDP Financing Facility”) and entered into new PDP facilities with additional lenders (the “Second PDP Financing Facility” and “Third PDP Financing Facility”, respectively, and together with the PDP Financing Facility, the “Pre-delivery Credit Facilities”), resulting in an overall increase to our Pre-delivery Credit Facilities from $365 million to $478 million.
Legal. During 2024, we agreed to settle a claim against a former aircraft lessor regarding a breach of contract, pursuant to which we received $40 million in damages. The settlement amount is final and may not be appealed by either party. For the year ended December 31, 2024, the $40 million was recognized within other operating expenses on our consolidated statements of operations and final cash proceeds were received in October 2024.
Product. During 2024, we launched BizFare, a new, cost-effective program for companies that includes benefits like a free carry-on, priority boarding, and Premium seating, with no fees for changes, cancellations, and same day standby. We also introduced UpFront Plus, offering extra legroom and a guaranteed empty middle seat in the first two rows for enhanced comfort and space. Further, The New Frontier introduced clear, upfront pricing along with expanded customer benefits and support. Starting in 2025, enhancements to The New Frontier will include First Class Seating, free seat upgrades for certain benefit holders, and unlimited free companion travel for top-tier benefit loyalty members.
Pratt & Whitney. Since 2022, we have introduced aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for most of our planned future deliveries. During 2023, Pratt & Whitney announced the requirement, mandated by the FAA, that certain engines be removed for inspection due to a possible condition in the powdered metal used to manufacture certain engine parts. This will require accelerated inspection of the PW1100 GTF engine, which we use for certain of our A320neo family aircraft, and could result in lengthy turnaround times to perform these inspections including any resulting repairs or other modifications that may be identified. Although our operations have not been impacted as of December 31, 2024, this inspection program may have an adverse impact on our operations, particularly when we are required to temporarily take aircraft out of service. We continue to assess the impact on our future capacity plans and we are in communication with Pratt & Whitney regarding compensation related to this matter.

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Operating Revenues

	Year Ended December 31,		Change
	2024	2023
Operating revenues ($ in millions):
Passenger	$3,683	$3,509	$174		5%
Other	92	80	12		15%
Total operating revenues	$3,775	$3,589	$186		5%

Operating statistics:
ASMs (millions)	39,871	37,822	2,049		5%
Revenue passenger miles (RPMs) (millions)	30,630	30,798	(168)		(1)%
Average stage length (miles)	894	1,007	(113)		(11)%
Load factor	76.8%	81.4%	(4.6)	pts	N/A
RASM (¢)	9.47	9.49	(0.02)		—%
Total ancillary revenue per passenger ($)	70.29	76.51	(6.22)		(8)%
Total revenue per passenger ($)	113.38	118.77	(5.39)		(5)%
Passengers (thousands)	33,296	30,218	3,078		10%
Total operating revenues increased $186 million, or 5%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. While capacity grew by 5%, as measured by ASMs, RASM remained consistent due to a 5% decline in revenue per passenger and a 5-point reduction in load factor, offset by a 10% increase in passengers on an 11% decrease in stage length. The increase in capacity was driven by the 16% increase in average aircraft in service during the year ended December 31, 2024, as compared to the year ended December 31, 2023, partially offset by a 9% decrease in average daily aircraft utilization for the corresponding prior year period due primarily to our disciplined capacity deployment focused on peak days of the week.

Operating Expenses

	Year Ended December 31,		Change		Cost per ASM				Change
	2024	2023			2024		2023
Operating expenses ($ in millions):(a)
Aircraft fuel	$1,041	$1,130	$(89)	(8)%	2.61	¢	2.99	¢	(13)%
Salaries, wages and benefits	954	858	96	11%	2.39		2.27		5%
Aircraft rent	675	554	121	22%	1.69		1.47		15%
Station operations	637	516	121	23%	1.60		1.36		18%
Maintenance, materials and repairs	209	179	30	17%	0.52		0.47		11%
Sales and marketing	178	164	14	9%	0.45		0.43		5%
Depreciation and amortization	72	50	22	44%	0.18		0.13		38%
Transaction and merger-related costs	—	1	(1)	N/M	—		—		N/M
Other operating expenses	(49)	140	(189)	N/M	(0.12)		0.38		N/M
Total operating expenses	$3,717	$3,592	$125	3%	9.32	¢	9.50	¢	(2)%

Operating statistics:
ASMs (millions)	39,871	37,822	2,049	5%
Average stage length (miles)	894	1,007	(113)	(11)%
Passengers (thousands)	33,296	30,218	3,078	10%
Departures	216,374	188,841	27,533	15%
CASM (excluding fuel) (¢) (b)	6.71	6.51	0.20	3%
Adjusted CASM (excluding fuel) (¢) (b)	6.81	6.50	0.31	5%
Fuel cost per gallon ($)	2.73	3.10	(0.37)	(12)%
Fuel gallons consumed (thousands)	381,444	364,606	16,838	5%
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
Aircraft Fuel. Aircraft fuel expense decreased by $89 million, or 8%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to a 12% decrease in fuel cost per gallon, partially offset by the 5% increase in gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $96 million, or 11%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was due to higher crew costs driven primarily by the growth in the business, as well as other employee benefit costs and increased salaried support staff costs, partially offset by efficiencies from our network simplification as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $121 million, or 22%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a larger fleet and increased aircraft lease return costs.
Station Operations. Station operations expense increased by $121 million, or 23%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increased airport operations as a result of the 15% increase in departures and 10% increase in passengers, partially offset by increased benefits from airport revenue and cost sharing arrangements.

Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $30 million, or 17%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase was primarily due to a 16% increase in average aircraft in service, which resulted in higher aircraft repair and maintenance costs, partially offset by lower contract labor.
Sales and Marketing. Sales and marketing expense increased by $14 million, or 9%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases in customer reservation system fees and credit card fees, as a result of increased bookings year over year. The following table presents our distribution channel mix:

	Year Ended December 31,		Change
Distribution Channel	2024	2023
Our website, mobile app and other direct channels	72%	72%	—	pt
Third-party channels	28%	28%	—	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $22 million, or 44%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating. Other operating resulted in a net gain of $49 million during the year ended December 31, 2024, compared to an expense of $140 million during the year ended December 31, 2023. This movement was primarily driven by the increase in sale-leaseback gains, as a result of 23 aircraft inductions subject to sale-leaseback transactions during the year ended December 31, 2024, compared to 11 aircraft inductions subject to sale-leaseback transactions in the corresponding prior year period, as well as a legal settlement gain of $40 million during the year ended December 31, 2024.
Other Income (Expense). Other income decreased by $7 million, or 20%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to lower interest income from lower balances in interest-bearing cash accounts and the increase in interest expense, net of capitalized interest.
Income Taxes. Our effective tax rate for the year ended December 31, 2024 was an expense of 1.2%, compared to an expense of 134.4% for the year ended December 31, 2023, on pre-tax income for both periods. The primary difference between the effective tax rate and the federal statutory rate for the year ended December 31, 2024 was related to a decrease in our valuation allowance relating to federal and state net operating losses (“NOLs”).

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Year Ended December 31,
	2024		2023
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.32		9.50
Aircraft fuel	(1,041)	(2.61)	(1,130)	(2.99)
CASM (excluding fuel)(b)		6.71		6.51
Legal settlement(c)	38	0.10	—	—
Transaction and merger-related costs(d)	—	—	(1)	(0.01)
Other operating costs - legal fees(e)	—	—	(1)	—
Adjusted CASM (excluding fuel)(b)		6.81		6.50
Aircraft fuel	1,041	2.61	1,130	2.99
Adjusted CASM(f)		9.42		9.49
Net interest expense (income)	(28)	(0.07)	(35)	(0.09)
Write-off of deferred financing costs(g)	(1)	—	—	—
Adjusted CASM + net interest(h)		9.35		9.40

CASM		9.32		9.50
Net interest expense (income)	(28)	(0.07)	(35)	(0.10)
CASM + net interest(h)		9.25		9.40
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
(c)We reached a legal settlement with a former lessor for breach of contract for a total of $40 million (please refer to “Notes to Consolidated Financial Statements — 12. Commitments and Contingencies” for additional information). $38 million of the settlement represents a one-time reimbursement of damages incurred and $2 million relates to the reimbursement of previously recorded legal expenses.
(d)Represents $1 million in employee retention costs incurred in connection with the terminated merger with Spirit for the year ended December 31, 2023.
(e)Represents $1 million of legal fees incurred due to the U.S. Department of Justice’s substantial requests for information and deposition testimony from us related to the contemplated merger of Spirit and JetBlue.
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
(g)In September 2024, we reduced the capacity of the PDP Financing Facility from $365 million to $135 million. The downsize of the facility resulted in a one-time write-off of $1 million in unamortized deferred financing costs. This amount is a component of interest expense within our consolidated statements of operations.

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
Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss) and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Year Ended December 31,
	2024	2023
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$49	$34
Adjusted net income (loss)(a)	$53	$28
EBITDA(a)	$130	$47
EBITDAR(b)	$805	$601
Adjusted EBITDA(a)	$92	$49
Adjusted EBITDAR(b)	$767	$603
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

	Year Ended December 31,
	2024	2023
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$85	$(11)
Non-GAAP Adjustments(a):
Legal settlement	(38)	—
Transaction and merger-related costs	—	1
Other operating costs - legal fees	—	1
Write-off of deferred financing costs	1	—
Pre-tax impact	(37)	2
Tax benefit (expense) related to non-GAAP adjustments	—	—
Valuation allowance(b)	5	37
Net income (loss) impact	$(32)	$39

Adjusted net income (loss)	$53	$28

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$86	$32
Pre-tax impact	(37)	2
Adjusted pre-tax income (loss)	$49	$34

	Year Ended December 31,
	2024	2023
	(in millions)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$85	$(11)
Plus (minus):
Interest expense	36	29
Capitalized interest	(32)	(28)
Interest income and other	(32)	(36)
Income tax expense (benefit)	1	43
Depreciation and amortization	72	50
EBITDA	130	47
Plus: Aircraft rent	675	554
EBITDAR	$805	$601

EBITDA	$130	$47
Plus (minus)(a):
Legal settlement	(38)	—
Transaction and merger-related costs	—	1
Other operating costs - legal fees	—	1
Adjusted EBITDA	92	49
Plus: Aircraft rent	675	554
Adjusted EBITDAR	$767	$603
__________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.
(b)During the years ended December 31, 2024 and 2023, we recorded $5 million and $37 million non-cash valuation allowances, respectively, against our U.S. federal and state NOL deferred tax assets, which largely do not expire, mainly as a result of being in a three-year cumulative pre-tax loss position, which has no impact on cash taxes and is not reflective of our effective tax rate for deductible NOLs generated or actual cash tax obligations created. Please refer to “Notes to Consolidated Financial Statements — 15. Income Taxes” for additional information.

Comparative Operating Statistics
The following table sets forth our operating statistics for the years ended December 31, 2024 and 2023. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Year Ended December 31,
	2024	2023		Change
Operating statistics (unaudited)(a)
ASMs (millions)	39,871	37,822		5%
Departures	216,374	188,841		15%
Average stage length (miles)	894	1,007		(11)%
Block hours	554,399	523,440		6%
Average aircraft in service	146	126		16%
Aircraft – end of period	159	136		17%
Average daily aircraft utilization (hours)	10.3	11.3		(9)%
Passengers (thousands)	33,296	30,218		10%
Average seats per departure	205	199		3%
RPMs (millions)	30,630	30,798		(1)%
Load factor	76.8%	81.4%	(4.6)	pts
Fare revenue per passenger ($)	43.09	42.26		2%
Non-fare passenger revenue per passenger ($)	67.50	73.85		(9)%
Other revenue per passenger ($)	2.79	2.66		5%
Total ancillary revenue passenger ($)	70.29	76.51		(8)%
Total revenue per passenger ($)	113.38	118.77		(5)%
RASM (¢)	9.47	9.49		—%
CASM (¢)	9.32	9.50		(2)%
CASM (excluding fuel) (¢) (b)	6.71	6.51		3%
CASM + net interest (¢) (b)	9.25	9.40		(2)%
Adjusted CASM (¢) (b)	9.42	9.49		(1)%
Adjusted CASM (excluding fuel) (¢) (b)	6.81	6.50		5%
Adjusted CASM (excluding fuel), SLA 1,000 (¢)(b)(c)	6.44	6.52		(1)%
Adjusted CASM + net interest (¢) (b)	9.35	9.40		(1)%
Adjusted CASM + net interest, SLA 1,000 (¢)(b)(d)	8.84	9.43		(6)%
Fuel cost per gallon ($)	2.73	3.10		(12)%
Fuel gallons consumed (thousands)	381,444	364,606		5%
Full-time equivalent employees	7,913	7,214		10%
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
(c)Stage Length Adjusted (SLA) to 1,000 miles: Adjusted CASM (excluding fuel) * Square root (stage length / 1,000).
(d)Stage Length Adjusted (SLA) to 1,000 miles: Adjusted CASM + net interest * Square root (stage length / 1,000).

Liquidity and Capital Resources
Overview
As of December 31, 2024, we had $935 million of total available liquidity, consisting of $730 million in unrestricted cash and cash equivalents and $205 million in total undrawn capacity on our Revolving Loan Facility. We had $502 million of total debt, net, of which $261 million was short-term and consisted primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net was comprised of $329 million outstanding under our PDP Financing Facility, $100 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”) and $12 million in secured indebtedness for our headquarters building, partially offset by $5 million in deferred debt acquisition costs.
During the year ended December 31, 2024, we entered into a series of transactions designed to provide us with a revolving line of credit available for general corporate purposes, as well as increased capacity for financing facilities intended to fund aircraft PDPs. The new Pre-delivery Credit Facilities, which consist of the Second PDP Financing Facility and the Third PDP Financing Facility, in addition to the pre-existing PDP Financing Facility, increased overall borrowing capacity from $365 million to $478 million. We also entered into the Revolving Loan Facility, which provided $205 million of commitments secured by our loyalty program and brand-related assets and was undrawn as of December 31, 2024.
During the year ended December 31, 2024, we increased our borrowings under the Barclays agreement by an additional $20 million. We also repaid the remaining outstanding balance, inclusive of any unpaid principal, interest and other amounts related to our previous headquarters note and subsequent to the payoff of the headquarters note, we entered into loan agreements in the total amount of $12 million with a different lender secured by our headquarters. Please refer to “Notes to Consolidated Financial Statements — 8. Debt” for additional information.
On February 2, 2022, we repaid the term loan facility entered into with the Treasury (the Treasury Loan”), which included the $150 million principal balance along with accrued interest and associated fees of $1 million. As a result, we recognized a $7 million non-cash charge from the write-off of unamortized deferred financing costs associated with the Treasury Loan for the year ended December 31, 2022.
In connection with the PSP Promissory Notes and the Treasury Loan, we issued warrants to purchase 3,117,940 shares of our common stock at a weighted-average price of $6.95 per share. We have the intent and ability to settle the warrants issued in common shares and we have classified the warrant liability to additional paid-in capital on our consolidated balance sheet. These warrants will expire between May 2025 and June 2026. No warrants have been exercised as of December 31, 2024.

We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	December 31,
	2024	2023
	($ in millions)
Cash and cash equivalents	$740	$609
Total current assets, excluding cash and cash equivalents	$250	$262
Total current liabilities, excluding current maturities of long-term debt and operating leases	$927	$858
Current maturities of long-term debt, net	$261	$251
Long-term debt, net	$241	$219
Stockholders’ equity	$604	$507
Debt to capital ratio	45%	48%
Debt to capital ratio, including operating lease obligations	88%	87%
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
Our single largest capital commitment relates to the acquisition of aircraft. As of December 31, 2024, we operated all of our 159 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of December 31, 2024, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $478 million, had $329 million outstanding. As of December 31, 2024, we had $404 million of PDPs held by Airbus, which have been partially financed by our Pre-delivery Credit Facilities.
As of December 31, 2024, we had a firm obligation to purchase 187 A320neo family aircraft and 11 additional spare engines to be delivered by 2031. Of our aircraft commitments, 29 had committed operating leases for deliveries occurring between 2025 and 2026. We intend to evaluate financing options for the remaining aircraft.

During the year ended December 31, 2024, we reached an agreement with one of our aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of our required performance of major maintenance activities on its aircraft leases. As a result of the agreement, the lessor disbursed back to us previously paid aircraft maintenance deposits of approximately $104 million, resulting in us no longer having any aircraft maintenance deposits with any of our lessors as of December 31, 2024.
The following table summarizes current and long-term material cash requirements as of December 31, 2024, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	2025	2026	2027	2028	2029	Thereafter	Total

Debt obligations(a)	$261	$61	$7	$9	$92	$77	$507
Interest commitments(b)	27	14	12	9	5	5	72
Operating lease obligations(c)	686	662	637	560	485	2,217	5,247
Flight equipment purchase obligations(d)	1,258	1,329	2,054	2,111	2,261	2,544	11,557
Total	$2,232	$2,066	$2,710	$2,689	$2,843	$4,843	$17,383
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of December 31, 2024, our affinity card unsecured debt due through 2029, our building notes through September 2031 and the PSP Promissory Notes through 2031. See “Notes to Consolidated Financial Statements — 8. Debt”.
(b)Represents interest and commitment fees on debt obligations and our undrawn Revolving Loan Facility.
(c)Represents gross cash payments related to our operating fixed lease obligations that are not subject to discount as compared to the obligations measured on our consolidated balance sheets. See “Notes to Consolidated Financial Statements — 9. Operating Leases”.
(d)Represents purchase commitments for aircraft and engines. See “Notes to Consolidated Financial Statements — 12. Commitments and Contingencies”.
Cash Flows
The following table presents information regarding our cash flows in the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Net cash used in operating activities	$(82)	$(261)
Net cash used in investing activities	(75)	(90)
Net cash provided by financing activities	288	199
Net increase (decrease) in cash, cash equivalents and restricted cash	131	(152)
Cash, cash equivalents and restricted cash at beginning of period	609	761
Cash, cash equivalents and restricted cash at end of period	$740	$609
Operating Activities
During the year ended December 31, 2024, net cash used in operating activities totaled $82 million, which was driven by non-cash adjustments of $204 million, partially offset by $85 million of net income and $37 million of inflows from changes in operating assets and liabilities.

The $37 million of inflows from changes in operating assets and liabilities included:
•$82 million in decreases in our aircraft maintenance deposits;
•$77 million in increases in other liabilities driven primarily by leased aircraft return accruals, passenger taxes payable and other operational related accruals;
•$41 million in increases in our air traffic liability driven by increased booking and related fares;
•$22 million in decreases in accounts receivable; and
•$20 million in decreases in supplies and other current assets; partially offset by
•$190 million in increases in other long-term assets primarily driven by increases in capitalized maintenance, prepaid maintenance and deferred purchase incentives; and
•$15 million in decreases in accounts payable.
Our net income of $85 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$294 million in gains recognized on sale-leaseback transactions; partially offset by
•$72 million in depreciation and amortization;
•$16 million in stock-based compensation expense;
•$1 million loss on extinguishment of debt; and
•$1 million in amortization of cash flow hedges, net of tax.
During the year ended December 31, 2023, net cash used in operating activities totaled $261 million, which was driven by an $11 million net loss, $211 million of outflows from changes in operating assets and liabilities and non-cash adjustments totaling $39 million.
The $211 million of outflows from changes in operating assets and liabilities included:
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
Investing Activities
During the year ended December 31, 2024, net cash used in investing activities totaled $75 million, driven by:
•$76 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activity; partially offset by
•$3 million in net proceeds for PDP activity.

During the year ended December 31, 2023, net cash used in investing activities totaled $90 million, driven by:
•$51 million in cash outflows for capital expenditures;
•$36 million in net outflows for PDP activity; and
•$3 million in cash outflows relating to other investing activity.
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $288 million, primarily driven by:
•$476 million in cash proceeds from debt issuances, consisting of $444 million of net borrowings on our Pre-delivery Credit Facilities, $20 million in draws on our Barclays facility and $12 million in new borrowings on our building note;
•$264 million in net proceeds received from sale-leaseback transactions; and
•$1 million in proceeds from the exercise of stock options; partially offset by
•$447 million in cash outflows from principal repayments on debt, which include $431 million in Pre-delivery Credit Facilities payments and $16 million in payments pursuant to our previous building note; and
•$6 million cash outflows for payments related to tax withholdings of share-based awards.
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
As of December 31, 2024, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.

Commitments and Contractual Obligations
As of December 31, 2024, our contractual purchase commitments include future aircraft and spare engine acquisitions. Except to the extent set forth in the applicable notes to our consolidated financial statements, the table below does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2025	8	13	21	2
2026	7	15	22	4
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	—
Thereafter	—	40	40	—
Total	27	160	187	11
__________________
(a)    While the commitments presented above reflect the agreed-upon delivery dates as of December 31, 2024, we have recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
As of December 31, 2024, all 159 aircraft in our fleet were subject to operating leases. These leases expire between 2025 and 2036. Leases for 59 of our aircraft could generally be renewed based on market rates at the end of the lease term for extensions ranging from two years to four years.
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
Frequent Flyer Program
Our FRONTIER Miles program provides frequent flyer travel awards to program members based on accumulated miles. Miles are accumulated as a result of travel, purchases using the co-branded credit card and purchases from other participating partners. As of December 31, 2024 and 2023, our total frequent flyer liability was $49 million and $45 million, respectively.
The contract to sell miles under the co-branded credit card partnership has multiple performance obligations. The agreement provides for joint marketing, and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered based on relative stand-alone selling prices. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) equivalent ticket value (“ETV”) for the award travel obligation, (3) licensing of brand and access to member lists, (4) advertising and marketing efforts and (5) airline benefits. Any changes in the assumptions outlined above related to our co-branded credit card partnership at agreement inception would impact the allocation of consideration received and the resulting timing of when revenues from the each of the specific performance obligation would be recognized.
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
For the year ended December 31, 2024, holding other factors constant, a 10% change in our estimated frequent flyer breakage rate would have resulted in a change to passenger revenues of approximately $3 million, or less than 1%.
Leased Aircraft Return Costs
Our aircraft operating lease agreements generally require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine’s actual return condition. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition). When such costs become both probable and estimable, they are accrued as a component of supplemental rent through the remaining lease term. Changes to the assumptions utilized in the estimation of these lease return costs are accounted for on a cumulative catch-up basis. As of December 31, 2024 and 2023, our total leased aircraft return cost liability was $49 million and $26 million, respectively.
In 2024 and 2023, we extended the term for certain aircraft operating leases that were slated to expire between 2025 and 2027, and between 2023 and 2024, respectively. For the years ended December 31, 2024 and 2023, we recorded a benefit of $14 million and $53 million, respectively, to aircraft rent in our consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
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
Income Tax Valuation Allowance
As of December 31, 2024, our total deferred tax assets, net of a $30 million valuation allowance, were $988 million, which included $67 million of deferred tax assets related to NOL carry forwards. These deferred tax assets are comprised of $45 million, $11 million and $11 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. We assess whether it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. We consider sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
As part of our assessment of whether a valuation allowance is warranted, we consider all available positive and negative evidence in conjunction with evaluating the source and availability of taxable income to utilize such deferred tax assets. As of December 31, 2023, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. As a result of our assessment, we concluded that as of December 31, 2023, it is more likely than not that the benefit from a portion of our federal and state deferred tax assets will not be realized and we recorded a valuation allowance of $37 million against our federal and state deferred tax assets.

During the year ended December 31, 2024, as a result of the change in the overall net deferred tax position net income generated, we reduced the valuation allowance by $18 million and maintained a valuation allowance of $19 million against our federal and state NOL related deferred tax assets due to the uncertainty of future income to be generated. Furthermore, we have a valuation allowance related to our $11 million of foreign deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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
As of December 31, 2024, we had capitalized $209 million of rate per hour payments which are probable to be recovered via future shop visits.
Recent Accounting Pronouncements
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, with respect to aircraft fuel, as well as interest rate risk, specifically with respect to our floating rate obligations. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 28% and 31% of total operating expenses for the years ended December 31, 2024 and 2023, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $104 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility, Second PDP Financing Facility and Revolving Loan Facility, which remains undrawn as of December 31, 2024, as well as Effective Federal Funds Rate (“EFFR”) based interest rates on our affinity card advance purchase of miles with Barclays. During the year ended December 31, 2024, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Frontier Group Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Leased Aircraft Return Costs

Description of the Matter
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s aircraft lease agreements often require the Company to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the leased airframe or engine’s actual condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred, and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. When determining the need to accrue lease return costs, there are various factors considered by management such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, the number of projected cycles run on the airframe at the scheduled time of return and the ability to utilize previously paid maintenance reserves to offset projected costs. As of December 31, 2024, the Company has accrued liabilities of $49 million for leased aircraft return costs.
Auditing management’s estimate of leased aircraft return costs required significant judgment given the complexity involved in determining the timing and cost of future maintenance events, including the estimated utilization of leased airframes and engines.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over management’s determination of the significant underlying assumptions and data inputs that address the risk of material misstatement relating to the estimate of lease return costs.
To test the estimate of lease return costs, our audit procedures included, among others, testing the assumptions used and the accuracy and completeness of the underlying data used in the calculations. For example, to test the assumptions related to the timing of future maintenance events, we compared projected event timing to the time interval between recently completed maintenance events and against underlying regulatory requirements. We also confirmed current and projected utilization metrics and projected timing of events with maintenance personnel. We also tested the accuracy of management’s forecasts of maintenance events by comparing when recent maintenance events occurred to management’s initial projections. To test the assumptions related to cost, we compared the projected cost of future maintenance events to historical experience, or the costs required by the contractual agreements based on projected return condition of the airframe or engine at lease return.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Frontier Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Frontier Group Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Denver, Colorado
February 18, 2025

FRONTIER GROUP HOLDINGS, INC.
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$740	$609
Accounts receivable, net	73	93
Supplies, net	79	79
Other current assets	98	90
Total current assets	990	871
Property and equipment, net	376	309
Operating lease right-of-use assets	3,930	2,964
Pre-delivery deposits for flight equipment	404	407
Aircraft maintenance deposits	—	84
Intangible assets, net	27	28
Other assets	426	330
Total assets	$6,153	$4,993
Liabilities and stockholders’ equity
Accounts payable	$115	$134
Air traffic liability	294	253
Frequent flyer liability	18	10
Current maturities of long-term debt, net	261	251
Current maturities of operating leases	664	549
Other current liabilities	500	461
Total current liabilities	1,852	1,658
Long-term debt, net	241	219
Long-term operating leases	3,302	2,440
Long-term frequent flyer liability	31	35
Other long-term liabilities	123	134
Total liabilities	5,549	4,486
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 225,440,496 and 222,998,790 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	414	403
Retained earnings	196	111
Accumulated other comprehensive income (loss)	(6)	(7)
Total stockholders’ equity	604	507
Total liabilities and stockholders’ equity	$6,153	$4,993

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating revenues:
Passenger	$3,683	$3,509	$3,248
Other	92	80	78
Total operating revenues	3,775	3,589	3,326
Operating expenses:
Aircraft fuel	1,041	1,130	1,160
Salaries, wages and benefits	954	858	715
Aircraft rent	675	554	556
Station operations	637	516	422
Maintenance, materials and repairs	209	179	146
Sales and marketing	178	164	164
Depreciation and amortization	72	50	45
Transaction and merger-related costs	—	1	10
Other operating	(49)	140	153
Total operating expenses	3,717	3,592	3,371
Operating income (loss)	58	(3)	(45)
Other income (expense):
Interest expense	(36)	(29)	(21)
Capitalized interest	32	28	11
Interest income and other	32	36	10
Total other income (expense)	28	35	—
Income (loss) before income taxes	86	32	(45)
Income tax expense (benefit)	1	43	(8)
Net income (loss)	$85	$(11)	$(37)
Earnings (loss) per share:
Basic	$0.37	$(0.05)	$(0.17)
Diluted	$0.37	$(0.05)	$(0.17)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$85	$(11)	$(37)
Unrealized gains (losses) and amortization from cash flow hedges, net of adjustment for deferred tax benefit/(expense) of less than $(1), less than $1 and $(2), respectively (Note 6)	1	(1)	4
Other comprehensive income (loss)	1	(1)	4
Comprehensive income (loss)	$86	$(12)	$(33)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$85	$(11)	$(37)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	—	43	(8)
Depreciation and amortization	72	50	45
Gains recognized on sale-leaseback transactions	(294)	(147)	(87)
Loss on extinguishment of debt	1	—	7
Stock-based compensation	16	14	15
Amortization of cash flow hedges, net of tax	1	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	22	33	(28)
Supplies and other current assets	20	(7)	(40)
Aircraft maintenance deposits	82	(16)	(18)
Other long-term assets	(190)	(163)	(94)
Accounts payable	(15)	47	(4)
Air traffic liability	41	(60)	40
Other liabilities	77	(45)	130
Cash used in operating activities	(82)	(261)	(78)
Cash flows from investing activities:
Capital expenditures	(76)	(51)	(41)
Pre-delivery deposits for flight equipment, net of refunds	3	(36)	(111)
Other	(2)	(3)	(2)
Cash used in investing activities	(75)	(90)	(154)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	476	171	273
Principal repayments on debt	(447)	(131)	(266)
Proceeds from sale-leaseback transactions	264	163	71
Proceeds from the exercise of stock options	1	1	1
Tax withholdings on share-based awards	(6)	(5)	(4)
Cash provided by financing activities	288	199	75
Net increase (decrease) in cash, cash equivalents and restricted cash	131	(152)	(157)
Cash, cash equivalents and restricted cash, beginning of period	609	761	918
Cash, cash equivalents and restricted cash, end of period	$740	$609	$761

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2021	217,065,096	$—	$381	$159	$(10)	$530
Net income (loss)	—	—	—	(37)	—	(37)
Shares issued in connection with vesting of restricted stock units	845,606	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(312,541)	—	(4)	—	—	(4)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized gain from cash flow hedges, net of tax	—	—	—	—	3	3
Stock option exercises	277,729	—	1	—	—	1
Stock-based compensation	—	—	15	—	—	15
Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
Net income (loss)	—	—	—	(11)	—	(11)
Shares issued in connection with vesting of restricted stock units	1,243,909	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(443,720)	—	(5)	—	—	(5)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized loss from cash flow hedges, net of tax	—	—	—	—	(2)	(2)
Stock option exercises	4,322,711	—	1	—	—	1
Stock-based compensation	—	—	14	—	—	14
Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
Net income (loss)	—	—	—	85	—	85
Shares issued in connection with vesting of restricted stock units	2,506,562	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(828,073)	—	(6)	—	—	(6)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Stock option exercises	763,217	—	1	—	—	1
Stock-based compensation	—	—	16	—	—	16
Balance at December 31, 2024	225,440,496	$—	$414	$196	$(6)	$604
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
The Company is managed as a single business unit that provides air transportation for passengers and management has concluded there is only one reportable segment. See Passenger Revenues and Other Revenues within this note for additional information on the services from which the Company derives its revenues.
The Company has identified its Chief Executive Officer and President, as its chief operating decision makers (“CODMs”). The CODMs primarily use net income to evaluate the strategic direction and assess performance of the Company. This metric is used to evaluate budget versus actual results on a regular basis and make resource allocation decisions to optimize and assess performance of the Company’s consolidated financial results. Please see the Company’s “Consolidated Statements of Operations” for net income, as well as other significant revenue and expense components of profit or loss, for the years ended December 31, 2024, 2023 and 2022. Please see the Company’s “Consolidated Balance Sheets” for total assets as of December 31, 2024 and 2023.
Reclassifications
Certain reclassifications of previously reported amounts have been made to conform to the current year presentation within the corporate tax rate reconciliation table and the net deferred tax asset (liability) table in Note 15. Income Taxes. These reclassifications did not impact previously reported amounts on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders’ equity.
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
Restricted Cash
Restricted cash includes cash to secure medical claims paid. The Company also has covenant requirements with certain of its lenders which require cash to be deposited at the end of each quarter into a lockbox until the Company

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

certifies that it is in compliance with its covenants. As of December 31, 2024 and 2023, the Company had $10 million and less than $1 million of restricted cash, respectively, within cash and cash equivalents on the Company’s Consolidated Balance Sheets.
Accounts Receivable, net
Receivables primarily consist of amounts due from credit card receivables, amounts due from select airport locations under revenue share agreements and amounts due from Barclays as part of the Company’s credit card affinity agreement. The Company records an allowance for credit losses for amounts not expected to be collected. The Company estimates the allowance based on expected credit losses. The allowance for doubtful accounts was $5 million and $3 million as of December 31, 2024 and 2023, respectively.
Supplies, net
Supplies consist of expendable aircraft spare parts, aircraft fuel and other supplies and are stated at the lower of cost or net realizable value. Supplies are accounted for on a first-in, first-out basis and are charged to expense as they are used. An allowance for obsolescence on expendable aircraft spare parts is provided over the remaining lease term or the estimated useful life of the related aircraft fleet to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value. The allowance for obsolescence was $12 million and $10 million as of December 31, 2024 and 2023, respectively.
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
Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft and spare engines	25 years	10%
Flight equipment leasehold improvements	Lesser of lease term or economic life	0%
Aircraft rotable parts	Fleet life	10%
Ground property and equipment	3 – 10 years	0%
Ground equipment leasehold improvements	Lesser of lease term or 10 years	0%
Internal-use software	3 – 10 years	0%
Capitalized maintenance	Lesser of lease term or economic life	0%
Buildings	Lesser of 40 years or economic life	10%
The components of depreciation and amortization expense are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Depreciation	$71	$50	$44
Intangible amortization	1	—	1
Total depreciation and amortization	$72	$50	$45
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products and enhancements to existing products that have reached the application

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

development stage and are deemed feasible. The Company depreciates these costs using the straight-line method over the estimated useful life of the software. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time to, internal-use software projects. Capitalized computer software, net is included within ground and other equipment, which is a component of property and equipment, net on the Company’s consolidated balance sheets and totaled $18 million and $13 million as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024 and 2023, the Company had $16 million and $13 million, respectively, in current forgivable loans, included within other current assets on the Company’s consolidated balance sheets, and $10 million and $16 million, respectively, in long-term forgivable loans, included within other assets on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company issued $16 million in new forgivable loans and received $3 million in repayments due to participant terminations. The expense associated with the forgiveness of the principal amount of the loans is amortized over the agreed upon stay period, within salaries, wages and benefits in the Company’s consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022 the Company recorded $16 million, $7 million, and less than $1 million, respectively, in forgivable loan amortization expense. As of December 31, 2024 and 2023, the Company recorded $1 million due under these loans within accounts receivable, net on the Company’s consolidated balance sheet, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Asset Impairment
The Company applies a fair value-based impairment test to the carrying amount of indefinite-lived intangible assets annually, or more frequently if certain events or circumstances indicate impairment. The Company assesses the value of indefinite-lived assets under a qualitative and quantitative approach, as required. Under a qualitative approach, the Company considers various market factors. These factors are analyzed to determine if events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying value. The quantitative approach is used to assess the asset’s fair value and the amount of the impairment. If the asset’s carrying amount exceeds its fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying amount. Indefinite-lived intangible assets are comprised of certain landing slot rights and the trademark of the Company.
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
Based on the Company’s qualitative analysis performed during the fourth quarter of 2024, the Company concluded it is more likely than not that the fair values of its indefinite-lived intangible assets are greater than the carrying amount. Therefore, a quantitative assessment was not necessary. No impairments have been recorded in any periods presented. Finite-lived intangible assets are comprised of the Company’s affinity credit card program relationship recognized in connection with acquisition accounting and are amortized over their estimated economic useful life.
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
Previously, certain of the Company’s aircraft lease agreements required, and may again require in the future, the Company to pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

required performance of major maintenance activities. At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by its leases are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are determined to be related to the maintenance of the leased asset are accounted for as maintenance deposits, to the extent they are expected to be recoverable, and are reflected as aircraft maintenance deposits on the Company’s consolidated balance sheets. As the eligible maintenance is performed, the maintenance deposits are recorded in accounts receivable, net on the Company’s consolidated balance sheets. When it is not probable that the Company will recover amounts on deposit with a lessor, such amounts are expensed as supplemental rent within aircraft rent in the Company’s consolidated statements of operations. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments and are not included within the right-of-use asset and respective lease liability. During the year ended December 31, 2024, an agreement was reached with one of the Company’s aircraft lessors which eliminated requirement to pay maintenance reserves held as collateral in advance of the Company’s required performance of major maintenance activities on its aircraft leases. As a result, none of the Company’s current aircraft lessors require these payments to be held as collateral.
When the Company is required to pay maintenance reserves to aircraft lessors, the Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor and the number of flight hours and cycles the aircraft is estimated to be utilized before it is returned to the lessor. Changes in estimates are accounted for on a cumulative catch-up basis. On a regular basis, the Company assesses the credit worthiness of the Company’s lessors to ensure deposits are collectible and, specifically, whether any credit losses exist for aircraft maintenance deposits. Based on these assessments, the Company determined no allowance was necessary as of December 31, 2024 and 2023.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Passenger Revenues
Fare revenues. Tickets sold in advance of the flight date are initially recorded as an air traffic liability on the Company’s consolidated balance sheets. Fare revenues are generally recognized in passenger revenues within the Company’s consolidated statements of operations at the time of departure when transportation is provided.
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
Miles are also sold to participating companies, including credit card companies and other third parties. Sales to credit card companies include multiple promised goods and services, which the Company evaluates to determine whether they represent performance obligations. The Company determined these arrangements have four separate performance obligations: (i) miles to be awarded, (ii) licensing of brand and access to member lists, (iii) advertising and marketing efforts and (iv) airline benefits. Total arrangement consideration is allocated to each performance obligation on the basis of the deliverables relative standalone selling price. For miles, the Company considers a number of entity-specific factors when developing the best estimate of the standalone selling price, including the number of miles needed to redeem an award, average fare of comparable segments, breakage and restrictions. For licensing of brand and access to member lists, the Company considers both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace and industry, brand power, market royalty rates and size of customer base. For the advertising and marketing performance obligation, the Company considers market-specific factors and entity-specific factors, including the Company’s internal costs of providing services, volume of marketing efforts and overall advertising plan. For airline benefits, the Company considers the estimated opportunity cost of the award travel obligation, including elite status and other ancillary fee benefits.
Consideration allocated based on the relative standalone selling price to each of the brand licensing and access to member lists, advertising and marketing elements, and airline benefits is recognized as other revenue in the Company’s consolidated statements of operations over time as services are performed. The consideration allocated to the future transportation obligations in the Company’s arrangement with Barclays is deferred and recognized as a component of passenger revenue in the Company’s consolidated statements of operations at the time of travel for miles redeemed. Miles that the Company estimates are not likely to be redeemed are subject to breakage and are recognized as a portion of passenger revenues in the Company’s consolidated statements of operations in proportion to the pattern of rights exercised by customers. Management uses statistical modeling to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which miles are expected to be redeemed, the actual redemption activity for miles or the estimated fair value of miles expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years. Redemptions are allocated between sold and flown miles based on historical patterns.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs and federal and state taxes.
Sales and Marketing
Sales and marketing expense includes credit card processing fees, system booking fees and distribution costs such as the costs of the Company’s contact centers and advertising costs. Advertising and the related production costs are expensed as incurred, and for the years ended December 31, 2024, 2023 and 2022, represented $7 million,

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

$5 million and $9 million, respectively, of sales and marketing expense reported within the Company’s consolidated statements of operations.
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
Gains on Sale-Leaseback Transactions
The Company enters into sale-leaseback transactions for its aircraft and spare engine assets, whereby the Company sells one or more aircraft or aircraft engine assets to a third-party and simultaneously enters into an operating lease for a right to use such assets for a fixed period of time. Gains on sale-leaseback transactions are recognized in the period in which title to the asset transfers to the buyer-lessor and the lease commences, as a component of other operating expenses within the Company’s consolidated statements of operations. Gains on sale-leaseback transactions are calculated as the excess of the sale price of the asset over its carrying value. The carrying value of the assets sold will generally include the price paid for the asset, net of the amount of cash or the fair value of non-cash credits and incentives received from equipment and component manufacturers and any liquidated damages received from the manufacturer, the costs associated with delivery of the asset including any taxes or tariffs, financing costs capitalized in connection with the construction of the asset, capitalized maintenance and other improvements, and accumulated depreciation. Gains on sale-leaseback transactions may also be adjusted if it is determined that the terms of the sale transaction or the lease agreement are at a price other than fair value.
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel. Aircraft fuel represented approximately 28%, 31% and 34% of total operating expenses for the years ended December 31, 2024, 2023 and 2022, respectively. Gulf Coast Jet and U.S. Gulf Coast indexed fuel are the Company’s basis for the majority of aircraft fuel purchases. Any disruption to the oil production or refinery capacity in the Gulf Coast or any other index, as a result of weather or any other disaster, or disruptions in the supply chain of jet fuel, dramatic escalations in the cost of jet fuel and/or the failure of fuel providers to perform under fuel arrangements for other reasons could have a material adverse effect on the Company’s financial condition and results of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, the Company had seven union-represented employee groups that together represented approximately 87% of all employees. Additional disclosure relating to the Company’s union-represented employee groups is included in Note 12.
As of December 31, 2024, the Company had all pre-delivery deposits for flight equipment with one vendor.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which stipulates additional segment disclosures, including new required disclosures for entities with one reportable segment. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The standard was adopted during the year ended December 31, 2024, with updates reflected within Note 1.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is still assessing the impact of this guidance, but does not expect its adoption to have a material impact on the Company’s results of operations or financial position.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires additional disaggregation of certain expense categories. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impact of this guidance, but does not expect its adoption to have a material impact on the Company’s results of operations or financial position.
2. Revenue Recognition
As of December 31, 2024 and 2023, the Company’s air traffic liability balance was $303 million and $259 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s consolidated balance sheets. During the year ended December 31, 2024, substantially all of the air traffic liability as of December 31, 2023 was recognized as passenger revenue within the Company’s consolidated statements of operations. Of the air traffic liability balances as of December 31, 2024 and 2023, $56 million and $60 million, respectively, was related to unearned membership fees.
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $37 million, $44 million and $82 million of revenue related to expected and actual expiration of customer rights to book future travel, respectively, in passenger revenues within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Passenger revenues:
Fare	$1,435	$1,277	$1,382
Non-fare passenger revenues:
Service fees	1,005	943	817
Baggage	862	880	741
Seat selection	264	281	251
Other	117	128	57
Total non-fare passenger revenue	2,248	2,232	1,866
Total passenger revenues	3,683	3,509	3,248
Other revenues	92	80	78
Total operating revenues	$3,775	$3,589	$3,326
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$3,565	$3,315	$3,051
Latin America	210	274	275
Total operating revenues	$3,775	$3,589	$3,326
The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
3. Other Current Assets
Other current assets consist of the following (in millions):

	December 31,
	2024	2023
Supplier incentives	$56	$50
Prepaid expenses	18	21
Forgivable loans	16	13
Income tax and other taxes receivable	4	3
Other	4	3
Total other current assets	$98	$90

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment, Net
The components of property and equipment, net are as follows (in millions):

	December 31,
	2024	2023
Flight equipment	$461	$344
Ground and other equipment	167	148
Less: accumulated depreciation	(252)	(183)
Total property and equipment, net	$376	$309
During the years ended December 31, 2024, 2023 and 2022 the Company deferred $66 million, $77 million and $40 million of costs for heavy maintenance, respectively.
The Company’s deferred heavy maintenance balance, net was $126 million and $99 million as of December 31, 2024 and 2023, respectively, and is included as a part of flight equipment within property and equipment, net on the Company’s consolidated balance sheets.
5. Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net (in millions):

		December 31,
		2024			2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Airport slots	Indefinite	$20	$—	$20	$20	$—	$20
Trademarks	Indefinite	6	—	6	6	—	6
		26	—	26	26	—	26
Finite-lived:
Affinity credit card program	16 years	16	(15)	1	16	(14)	2
Total intangible assets, net		$42	$(15)	$27	$42	$(14)	$28
Expected future amortization expense of the Company’s finite-lived intangible asset is less than $1 million per year from 2025 through 2029.
6. Financial Derivative Instruments and Risk Management
The Company may be exposed to interest rate risk through aircraft and spare engine lease contracts for the time period between agreement of terms and commencement of the lease, when portions of rental payments can be adjusted and become fixed based on the swap rate. As part of its risk management program, from time to time the Company enters into contracts in order to limit the exposure to fluctuations in interest rates. During the years ended December 31, 2024 and 2023, the Company did not enter into any swaps and, therefore, paid no upfront premiums for options. During the year ended December 31, 2022, the Company paid $19 million in upfront premiums for the option to enter into and exercise cash-settled swaps with a forward starting effective date for future deliveries of 14 aircraft and 4 engines. As of December 31, 2024, the Company had no interest rate hedges outstanding.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Assets associated with the Company’s derivative instruments are presented on a gross basis and include upfront premiums paid. These assets are recorded as a component of other current assets on the Company’s consolidated balance sheets. There were no assets outstanding as of December 31, 2024 and 2023.
The following table summarizes the effect of interest rate derivative instruments reflected in rent expense within the Company’s consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Derivatives designated as cash flow hedges
Amortization of cash flow hedge gains (losses), net of tax	$(1)	$(1)	$(1)
The following table presents the net of tax impact of the overall effectiveness of derivative instruments designated as cash flow hedging instruments within the Company’s consolidated statements of comprehensive income (loss) (in millions):

	Year Ended December 31,
	2024	2023	2022
Derivatives designated as cash flow hedges
Amortization of cash flow hedges, net of tax	$1	$1	$1
Interest rate derivative contract gains (losses), net of tax	—	(2)	3
Total	$1	$(1)	$4
As of December 31, 2024, $6 million was included in accumulated other comprehensive income (loss) related to interest rate hedging instruments that is expected to be reclassified into aircraft rent within the Company’s consolidated statements of operations over the aircraft or engine lease term.
7. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	December 31,
	2024	2023
Passenger and other taxes and fees payable	$141	$125
Salaries, wages and benefits	120	107
Station obligations	80	69
Aircraft maintenance	51	76
Fuel liabilities	39	35
Leased aircraft return costs	20	1
Other current liabilities	49	48
Total other current liabilities	$500	$461

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

8. Debt
The Company’s debt obligations are as follows (in millions):

	December 31,
	2024	2023
Secured debt:
Pre-delivery Credit Facilities(a)	$329	$312
Building notes(b)	12	16
Revolving loan facility(c)	—	—
Unsecured debt:
Affinity card advance purchase of miles(d)	100	80
PSP promissory notes(e)	66	66
Total debt	507	474
Less: current maturities of long-term debt, net	(261)	(251)
Less: total debt acquisition costs and other discounts, net	(5)	(4)
Long-term debt, net	$241	$219
_________________
(a)The Company has multiple pre-delivery credit facilities which consists of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, all as defined below (together, the “Pre-delivery Credit Facilities”). The Pre-delivery Credit Facilities are for the financing of PDPs for the Company’s A320neo family aircraft purchase agreement. Each facility is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total commitments (drawn or undrawn) under the Pre-delivery Credit Facilities are $478 million. See Note 12 for the Company’s commitment schedule regarding its A320neo family orderbook.
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
In September 2024, the Company entered into another PDP facility (the “Third PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Second PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Second PDP Financing Facility. The Third PDP Financing Facility requires commitment fees to be paid, on a quarterly basis, on each individual aircraft delivery once PDP funding begins, based on the reference amount for that aircraft at a fixed annual rate of the two-year U.S. Treasury Rate plus an applicable margin. The facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the delivery of that aircraft to the Company. The Third PDP Financing Facility will be repaid periodically according to the preceding sentence, with the facility maturing in August 2026.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

payable in quarterly installments, on any outstanding balance as well as a quarterly commitment fee at an applicable margin on the undrawn amounts. The Revolving Loan Facility matures in September 2027.
(d)The Company entered into an agreement with Barclays in 2003, amended from time to time, which provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning December 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
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
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full on February 2, 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. These warrants will expire between May 2025 and June 2026. No warrants have been exercised as of December 31, 2024.
As of December 31, 2024, the Company had no outstanding borrowing under the Revolving Loan Facility as the entirety of the $205 million was undrawn.
Cash payments for interest related to debt were $33 million, $28 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of December 31, 2024 and 2023, the Company did not have any outstanding letters of credit that were drawn upon.
As of December 31, 2024, future maturities of debt are payable as follows (in millions):

Total
Year Ending
2025	$261
2026	61
2027	7
2028	9
2029	92
Thereafter	77
Total debt principal payments	$507
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of December 31, 2024, the Company was in compliance with all of its covenants.
9. Operating Leases
Aircraft
As of December 31, 2024, the Company leased 159 aircraft with remaining terms ranging from 2 months to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets. In addition, as of December 31, 2024, the

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Company leased 34 spare engines which are all under operating leases, with the remaining term ranging from 1 month to 12 years. As of December 31, 2024, the lease rates for eight of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the years ended December 31, 2024, 2023 and 2022, the Company executed sale-leaseback transactions with third-party lessors for 23, 11, and 13 new Airbus A320neo family aircraft, respectively. The Company did not enter into any direct leases during the years ended December 31, 2024 and 2022, respectively. During the year ended December 31, 2023, the Company entered into direct leases for 10 new Airbus A320neo family aircraft. Additionally, the Company completed sale-leaseback transactions for five engines during the year ended December 31, 2024, and four engines during each of the years ended December 31, 2023 and 2022. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $294 million, $147 million and $87 million during the years ended December 31, 2024, 2023 and 2022, respectively, which are included as a component of other operating expenses within the Company’s consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the years ended December 31, 2024, 2023 and 2022, aircraft rent expense was $675 million, $554 million and $556 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of maintenance reserves paid or to be paid that are not probable of being reimbursed and probable lease return condition obligations. Supplemental rent expense (benefit) for maintenance-related reserves that were deemed non-recoverable, and any impact from changes in those estimates, was $(7) million, $(2) million and $(1) million for the years ended December 31, 2024, 2023 and 2022, respectively. The portion of supplemental rent expense related to probable lease return condition obligations was $52 million, $20 million and $90 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company’s total leased aircraft and spare engine return cost liability was $49 million and $26 million, respectively, and are reflected in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.
During the year ended December 31, 2024, the Company reached an agreement with one of its aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of the Company’s required performance of major maintenance activities on its aircraft leases. As a result of the agreement, the lessor disbursed back to the Company previously paid aircraft maintenance deposits of approximately $104 million, resulting in the Company no longer having any aircraft maintenance deposits with any of its lessors as of December 31, 2024.
During the year ended December 31, 2024, the Company extended the term for certain aircraft operating leases that were slated to expire between 2025 and 2027. For the year ended December 31, 2024, the Company recorded a benefit of $14 million to aircraft rent in the Company’s consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
During the year ended December 31, 2023, the Company extended the term for certain aircraft operating leases that were slated to expire between 2023 and 2024. For the year ended December 31, 2023, the Company recorded a benefit of $53 million to aircraft rent in the Company’s consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2024, the remaining lease terms vary from one month to ten years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s consolidated balance sheets as a right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to seven years as of December 31, 2024.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 (in millions):

		December 31,
	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Operating lease right-of-use assets	$3,930	$2,964
Liabilities
Current operating leases	Current maturities of operating leases	$664	$549
Long-term operating leases	Long-term operating leases	3,302	2,440
Total lease liabilities		$3,966	$2,989
Weighted-average remaining lease term
Operating leases		8 years	9 years
Weighted-average discount rate
Operating leases		6.28%	6.23%
Lease Costs
The table below presents certain information related to lease costs for operating leases during the years ended December 31, 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost(a)	$643	$539	$478
Variable lease cost(a)	383	304	219
Total lease costs	$1,026	$843	$697
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows as of December 31, 2024 (in millions) for each of the next five years and total of the remaining years to the operating lease liability recorded on the Company’s consolidated balance sheet:

Total
Operating Leases
2025	$686
2026	662
2027	637
2028	560
2029	485
Thereafter	2,217
Total undiscounted minimum lease rentals	5,247
Less: amount of lease payments representing interest	(1,281)
Present value of future minimum lease rentals	3,966
Less: current obligations under operating leases	(664)
Long-term operating lease obligations	$3,302
During the years ended December 31, 2024 and 2023, the Company acquired, through new operating leases, operating lease assets totaling $1,373 million and $864 million, respectively, which are included in operating lease right-of-use assets on the Company’s consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company paid cash of $627 million, $535 million and $464 million net of lessor incentives received, respectively, for amounts included in the measurement of lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation
During the years ended December 31, 2024, 2023 and 2022, the Company recognized $16 million, $14 million and $15 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s consolidated statements of operations. The stock-based compensation expense is related to stock options and restricted stock units. The total income tax benefit recognized in the income statement for stock-based compensation expenses was $4 million for the year ended December 31, 2024, and $3 million for each of the years ended December 31, 2023 and 2022. The Company also recognized additional income tax benefits of $1 million, $5 million, and $1 million for each of the years ended December 31, 2024, 2023, and 2022, respectively, for which options were exercised or restricted shares vested.
Stock Options and Restricted Stock Units
In April 2014, FGHI approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock were reserved for issuance. Concurrently with the Company’s initial public offering (“IPO”), on April 1, 2021 the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock, as well as the 11 million issued awards from the 2014 Plan that were still outstanding plus any subsequently forfeited awards or awards that lapse unexercised after April 1, 2021, to be available for future issuances of stock-based compensation awards to be granted to members of the Board of Directors and certain employees and consultants. Additionally, shares available for issuance under the 2021 Plan will be subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s Board of Directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options. On January 1, 2024, 2,229,987 shares were added to the 2021 Plan as a result of the annual increase. As of December 31, 2024, there were 7 million shares available for issuance.
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
A summary of stock option activity during the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Grant Date Fair Value (in millions)
Outstanding at January 1, 2024	3,022,467	$4.27	$7
Issued	—	$—	—
Exercised	(763,217)	$1.25	(1)
Forfeited	(19,950)	$7.51	—
Outstanding at December 31, 2024	2,239,300	$5.27	$6
Exercisable at December 31, 2024	2,239,300	$5.27	$6
There were no stock options granted during the years ended December 31, 2024, 2023, and 2022. During the years ended December 31, 2024, 2023, and 2022, 763,217, 4,322,711 and 277,729 vested stock options were exercised, respectively, with an intrinsic value of $4 million, $26 million and $3 million, respectively. As of December 31, 2024, the aggregate intrinsic value of outstanding options was $6 million.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, there were no unvested options remaining and therefore, there was no unrecognized compensation costs related to options. Additionally, as of December 31, 2024, exercisable options and outstanding options both have a remaining weighted-average contractual term of 1.9 years.
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
A summary of RSU activity during the years ended December 31, 2024, 2023 and 2022 is presented below:

	2024		2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	6,778,588	$6.53	2,395,509	$12.24	1,970,294	$12.47
Issued	1,927,340	$5.40	6,176,938	$5.88	1,344,532	$11.96
Vested	(1,678,489)	$7.28	(800,189)	$11.55	(533,065)	$12.48
Forfeited	(699,880)	$5.44	(549,950)	$12.17	(73,711)	$11.98
Repurchased (a)	(828,073)	$6.96	(443,720)	$12.21	(312,541)	$12.14
Outstanding at December 31	5,499,486	$5.98	6,778,588	$6.53	2,395,509	$12.24
________________
(a) Represents withholdings to cover tax obligations on vested shares.
The total fair value of RSUs vested was $16 million, $13 million and $10 million, during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $23 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.0 years.
11. Employee Retirement Plans
The Company recorded $69 million, $65 million and $56 million in expense related to matching contributions to employee retirement plans for the years ended December 31, 2024, 2023 and 2022, respectively. This is recorded as a component of salaries, wages and benefits in the Company’s consolidated statements of operations.
Frontier 401(k) Plan
The Company sponsors a Frontier Airlines, Inc. 401(k) Retirement Plan (the “Frontier 401(k) Plan”) under Section 401(k) of the Internal Revenue Code, in which all employees in all U.S. states are able to participate. This plan excludes pilots, who are covered under a separate plan discussed below. Under the Frontier 401(k) Plan, the Company matches 50% of each eligible participant’s contribution, up to 2% of their compensation for maintenance employees and up to 6% of their contribution for all other employees, excluding flight attendants and dispatchers, whose contributions are matched at 100% of up to 6% of their compensation. Contributions for employees begin after 60 days of employment and vest 25% per year over four years. Additionally, effective June 2024, the Company sponsors a Frontier Airlines, Inc. Puerto Rico 401(k) Retirement Plan (the “Puerto Rico 401(k) Plan”), in which all

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Puerto Rico-based employees are able to participate. The Company matches 50% of each eligible participant’s contribution up to 6% for bi-weekly employees and 100% of contributions up to 6% for flight attendants in the Puerto Rico 401(k) Plan.
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
12. Commitments and Contingencies
Flight Equipment Commitments
As of December 31, 2024, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2025	8	13	21	2
2026	7	15	22	4
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	—
Thereafter	—	40	40	—
Total	27	160	187	11
___________________
(a)    While the schedule presented above reflects the contractual delivery dates as of December 31, 2024, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of December 31, 2024, the Company had commitments to purchase an aggregate of 27 A320neo and 160 A321neo aircraft, with deliveries expected through 2031 per the latest delivery schedule.
The Airbus Purchase Agreements also provide for, among other things, varying purchase incentives for each aircraft type (e.g., A320neo versus A321neo), which are allocated proportionally by aircraft type over the remaining aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost. As of December 31, 2024 and 2023, the Company had $95 million and $78 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
2025	$1,258
2026	1,329
2027	2,054
2028	2,111
2029	2,261
Thereafter	2,544
Total	$11,557
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
Following a federal excise tax audit by the Internal Revenue Service covering the first quarter of 2021 to the second quarter of 2023, in December 2024, the Company received a preliminary assessment in the amount of $149 million related to the applicability of federal excise tax to certain optional ancillary products and services. The Company established an estimated liability for certain fees subject to the assessment where it believes a loss for this matter is probable and reasonably estimable. The Company intends to contest the assessment. The Company could be subject to further excise tax assessments.
The Company regularly evaluates the status of such matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Further, in determining whether disclosure is appropriate, the Company evaluates each matter to assess if there is at least a reasonable possibility that a loss or additional losses may have been incurred and whether an estimate of possible loss or range of loss can be made.
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
In situations where the Company may be a plaintiff and receives, or expects to receive, a favorable ruling related to litigation, the Company follows the accounting standards codification guidance for gain contingencies. The Company does not recognize a gain contingency within its consolidated financial statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the Company’s consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized. During the year ended December 31, 2024, the Company agreed to settlement with a former aircraft lessor regarding a breach of contract claim in exchange for the Company’s receipt of $40 million in damages. The settlement amount is final and

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

may not be appealed further by either party. For the year ended December 31, 2024, the $40 million was recognized within other operating expenses on the Company’s consolidated statements of operations and all cash was received as of December 31, 2024.
Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of December 31, 2024. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of December 31, 2024:

			Percentage of Workforce
Employee Group	Representative	Amendable Date (a)	December 31, 2024
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	28%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	51%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028	1%
Material Specialists	IBT	March 2022(d)	<1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)Subject to standard early opener provisions.
(b)ALPA filed for mediation through the National Mediation Board (the “NMB”) in January 2024, and the parties are meeting regularly as part of the mediation process.
(c)AFA-CWA filed for mediation through the NMB in October 2024, and the parties have their first meeting as part of the mediation process set in February 2025.
(d)The Company’s collective bargaining agreements with its aircraft appearance agents, material specialists and maintenance controllers, each represented by IBT, were still amendable as of December 31, 2024, and pursuant to the United States Railway Labor Act (the “RLA”), the parties continue to be bound by the existing agreements as negotiations continue.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $6 million and $5 million for health care claims estimated to be incurred but not yet paid as of December 31, 2024 and 2023, respectively, which are included as a component of other current liabilities on the Company’s consolidated balance sheets.
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
13. Stockholders’ Equity
Common Stock
As of December 31, 2024, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
The Company had 225,440,496 and 222,998,790 shares of common stock outstanding as of December 31, 2024 and 2023, respectively. All of the Company’s issued and outstanding shares of common stock are duly authorized, validly issued, fully paid and nonassessable. Each holder of the Company’s common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Holders of the Company’s common stock have no preemptive, subscription or other rights, and no redemption or sinking fund provisions applicable to the Company’s common stock exist.
During each of the years ended December 31, 2024, 2023 and 2022, there were no dividends declared. There were no dividends paid for either of the years ended December 31, 2024 and 2023. Less than $1 million was paid in distributions to those with other participating rights for the year ended December 31, 2022. There were no dividends payable as of December 31, 2024 and 2023.
14. Earnings (Loss) per Share
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Year Ended December 31,
	2024	2023	2022
Basic:
Net income (loss)	$85	$(11)	$(37)
Less: net income attributable to participating rights	(1)	—	—
Net income (loss) attributable to common stockholders	$84	$(11)	$(37)
Weighted-average common shares outstanding, basic	224,333,034	220,097,989	217,601,373
Earnings (loss) per share, basic	$0.37	$(0.05)	$(0.17)
Diluted:
Net income (loss)	$85	$(11)	$(37)
Less: net income attributable to participating rights	(1)	—	—
Net income (loss) attributable to common stockholders	$84	$(11)	$(37)
Weighted-average common shares outstanding, basic	224,333,034	220,097,989	217,601,373
Effect of dilutive potential common shares	2,159,100	—	—
Weighted-average common shares outstanding, diluted	226,492,134	220,097,989	217,601,373
Earnings (loss) per share, diluted	$0.37	$(0.05)	$(0.17)
Approximately 5,062,050 shares were excluded from the computation of diluted weighted-average shares for the year ended December 31, 2024, due to anti-dilutive effects. Due to the net loss for the years ended December 31, 2023 and 2022, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.
15. Income Taxes
The components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$(1)	$—
State and local	—	1	—
Foreign	1	—	—
Current income tax expense (benefit)	1	—	—
Deferred:
Federal	(4)	41	(7)
State and local	4	2	(1)
Deferred income tax expense (benefit)	—	43	(8)
Total income tax expense (benefit)	$1	$43	$(8)

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.0	1.4	1.7
Valuation allowance	(21.0)	115.8	—
Employee benefits	2.2	6.6	(1.6)
State refund adjustment	—	3.7	—
Executive compensation limitation	(1.0)	3.6	(3.9)
Change in state effective rate	—	0.9	0.8
Return to provision adjustment	—	—	(2.9)
Tax credits	(1.7)	(0.6)	—
Other non-deductible expenses	0.6	1.4	—
Excess tax benefits of stock-based compensation	(0.5)	(17.2)	1.2
Reserves for uncertain tax positions, net	0.4	(3.0)	0.6
Other	0.2	0.8	0.9
Effective income tax rate	1.2%	134.4%	17.8%
The effective tax rate for the year ended December 31, 2024 was lower than the statutory rate, primarily due to a decrease in the Company’s valuation allowance relating to U.S. federal and state net operating losses (“NOLs”). The effective tax rate for the year ended December 31, 2023 was higher than the statutory rate, primarily due to the establishment of valuation allowances against the Company’s U.S. federal and state NOL carryforwards and limitations on the deductibility of employee benefits and compensation provided to certain executives pursuant to Internal Revenue Code section 162(m), partially offset by windfall benefits recognized on the exercise of stock options. The effective tax rate for the year ended December 31, 2022 was lower than the statutory rate, primarily due to limitations on the compensation provided to certain executives pursuant to Internal Revenue Code section 162(m) and return to provision adjustments, partially offset by state taxes, net of federal benefit and excess tax benefits of stock-based compensation.
The Company had net tax payments/(refunds) of less than $1 million for each of the years ended December 31, 2024, 2023 and 2022.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The following table shows the components of the Company’s deferred tax assets and liabilities (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Operating lease liability	$895	$669
Net operating losses	67	75
Nondeductible accruals	33	30
Deferred revenue	9	16
Income tax credits	1	2
Valuation allowance	(30)	(48)
Other	13	13
Deferred tax assets	$988	$757
Deferred tax liabilities:
Right-of-use asset	$(887)	$(658)
Property and equipment	(42)	(55)
Maintenance deposits	—	(19)
Intangibles	(6)	(6)
Prepaid maintenance expense	(59)	(24)
Other	(2)	(3)
Deferred tax liabilities	(996)	(765)
Net deferred tax assets (liabilities)	$(8)	$(8)
As of December 31, 2024, the Company’s net deferred tax liability balance was $8 million, and was classified within other long-term liabilities on the Company’s consolidated balance sheet. This balance included $67 million of deferred tax assets related to NOL carry forwards which are made up of $45 million of federal NOLs, which do not expire, $11 million of state NOLs, which expire from one year to having no expiration, and $11 million of foreign NOLs, which start to expire in 20 years. The Company recognizes a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
The Company considers all available positive and negative evidence in determining the need for a valuation allowance. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over recent periods. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future profitability to utilize deferred tax assets.
The Company concluded that as of December 31, 2024, it is more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, the Company maintained a valuation allowance of $30 million against its deferred tax assets for U.S. federal, state and foreign NOL carryforwards, which reflects the impact of expected income generated as a result of future reversals of existing taxable temporary differences. As a result of the change in the overall net deferred tax position, the Company recorded an $18 million benefit to income tax expense for the year ended December 31, 2024 due to a reduction of the previously recorded valuation allowance.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table shows the components of the Company’s unrecognized tax benefits related to uncertain tax positions (in millions):

	2024	2023	2022
Unrecognized tax benefits at January 1	$—	$1	$1
Decrease for tax positions taken during prior period	—	(1)	—
Increase for tax positions taken during current period	—	—	—
Unrecognized tax benefits at December 31	$—	$—	$1

It is reasonably possible that the amount of unrecognized tax benefit could change within the next 12 months, as the statute of limitations remains open for three preceding tax years; however, the Company has not identified any unrecognized tax benefits as of December 31, 2024. Should the amount of unrecognized tax benefit change, the Company will accrue interest and penalty related to unrecognized tax benefits in its provision for income taxes. The amounts recorded in the Company’s consolidated financial statements related to interest and penalties were less than $1 million for each of the years ended December 31, 2024, 2023 and 2022.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. See Note 1 for additional information on the Company’s restricted cash balances. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$329	$333	$312	$316
Building notes	12	12	16	16
Unsecured debt:
Affinity card advance purchase of miles	100	98	80	76
PSP Promissory Notes	66	62	66	57
Total debt	$507	$505	$474	$465
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements (in millions):

		Fair Value Measurements as of December 31, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$740	$740	$—	$—

		Fair Value Measurements as of December 31, 2023
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$609	$609	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2024 and 2023.
17. Related Parties
Management Services
Indigo Partners LLC (“Indigo Partners”) managed an investment fund, Indigo Frontier Holdings Company, LLC (“Indigo Frontier”), that was the controlling stockholder of the Company until April 2024, when Indigo Frontier distributed all of its shares held to its members on a pro rata basis, in-kind and without consideration. Certain affiliates of Indigo Partners continue to be substantial stockholders of the Company. Indigo Partners continues to provide management services to the Company, for which the Company is assessed a quarterly fee. The Company recorded $2 million for each of the years ended December 31, 2024, 2023 and 2022 for these fees, which are included as other operating expenses within the Company’s consolidated statements of operations.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
The Company recorded no expenses and $1 million in expenses related to the proposed Merger within transaction and merger-related costs in the Company’s consolidated statement of operations during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2022, the Company recorded $10 million in net expenses related to the proposed Merger within transaction and merger-related costs, net in the Company’s consolidated statement of operations. These costs included $19 million in retention bonus expense and $16 million in transaction costs, which were made up of banking, legal and accounting fees, among others, offset by $25 million received from Spirit for reimbursement of incurred Merger-related expenses in accordance with the termination provisions set forth in the Merger Agreement.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives and, as noted above, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2024. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
We have adopted insider trading policies and procedures, which are included as Exhibit 19.1 to this Annual Report on Form 10-K, that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X

4.2	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.3	Form of Common Stock Warrant.	10-Q	001-40304	8/8/2024	4.2

4.4	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	001-40304	4/6/2021	4.1

4.5†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.35

4.6	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.38

4.7	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.43

4.8	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	001-40204	5/13/2021	4.5

10.1(a)#	2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(b)

10.1(c)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement for Non-Employee Directors.	S-1	333-254004	3/8/2021	10.2(c)

10.1(d)#	Form of Restricted Stock Unit Award Grant Notice and RSU Award Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(d)

10.2(a)#	2021 Incentive Award Plan.	S-1/A	333-254004	3/23/2021	10.3(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan, effective for grants after October 25, 2023.	10-K	001-40304	2/20/2024	10.2(d)

10.3#	Form of Indemnification Agreement for directors and officers.	S-1	333-254004	3/8/2021	10.4

10.4#	Form of Bonus Letter	8-K	001-40204	6/21/2021	10.1

10.5#	Employment Agreement, dated as of March 15, 2016, by and between Frontier Airlines, Inc. and Barry L. Biffle.	S-1	333-254004	3/8/2021	10.5

10.6(a)#	Amended and Restated Employment Agreement, dated as of April 13, 2017, by and between Frontier Airlines, Inc. and James G. Dempsey.	S-1	333-254004	3/8/2021	10.6

10.6(b)#	Amendment to Amended and Restated Employment Agreement, dated as of October 16, 2023, by and between Frontier Airlines, Inc. and James G. Dempsey.	10-K	001-40304	2/20/2024	10.6(b)

10.7#	Employment Letter, dated as of October 16, 2023, by and between Frontier Airlines, Inc. and Mark C. Mitchell.	10-K	001-40304	2/20/2024	10.7

10.8#	Employment Letter, dated as of February 6, 2024, by and between Frontier Airlines, Inc. and Howard M. Diamond.	10-Q	001-40304	5/2/2024	10.3

10.9#	Employment Letter, dated as of February 13, 2019, by and between Frontier Airlines, Inc. and Trevor J. Stedke.	S-1	333-254004	3/8/2021	10.11

10.10#	Employment Letter, dated as of November 30, 2023, by and between Frontier Airlines, Inc. and Alex Clerc.	10-Q	001-40304	5/2/2024	10.1

10.11#	Employment Letter, dated as of February 6, 2024, by and between Frontier Airlines, Inc. and Steven C. Schuller.	10-Q	001-40304	5/2/2024	10.2

10.12#	Employment Letter, dated as of February 29, 2024, by and between Frontier Airlines, Inc. and Robert Schroeter.	10-Q	001-40304	5/2/2024	10.4

10.13#	Non-Employee Director Compensation Program, as amended on February 8, 2023.	10-Q	001-40304	5/3/2023	10.1

10.14#	Professional Services Agreement, dated December 3, 2013, by and among Indigo Partners LLC, Frontier Airlines Holdings, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.14

10.15(a)†	Airbus A320 Family Aircraft Purchase Agreement, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(a)

10.15(b)†	Amended and Restated Letter Agreement No. 1, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(b)

10.15(c)†	Third Amended and Restated Letter Agreement No. 2, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(c)

10.15(d)†	Second Amended and Restated Letter Agreement No. 3, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(d)

10.15(e)†	Amended and Restated Letter Agreement No. 4, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(e)

10.15(f)†	Letter Agreement No. 5, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(f)

10.15(g)†	Letter Agreement No. 6A, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(g)

10.15(h)†	Letter Agreement No. 6B, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(h)

10.15(i)†	Letter Agreement No. 6D, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(i)

10.15(j)†	Letter Agreement No. 6D-1, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(j)

10.15(k)†	Letter Agreement No. 6D-2, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(k)

10.15(l)†	Letter Agreement No. 6D-3, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(l)

10.15(m)†	Amended and Restated Letter Agreement No. 7, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(m)

10.15(n)†	Letter Agreement No. 8, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(n)

10.15(o)†	Letter Agreement No. 9, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(o)

10.15(p)†	Amended and Restated Letter Agreement No. 10, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(p)

10.15(q)†	Letter Agreement No. 11, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(q)

10.15(r)†	Amendment No. 1 to Airbus A320 Family Aircraft Purchase Agreement, dated as of January 10, 2013, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(q)

10.15(s)†	Amendment No. 2 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 3, 2013, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(r)

10.15(t)†	Amendment No. 3 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(s)

10.15(u)†	Amendment No. 4 to Airbus A320 Family Aircraft Purchase Agreement, dated as of August 7, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(t)

10.15(v)†	Amendment No. 5 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(u)

10.15(w)†	Amendment No. 6 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 1, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(v)

10.15(x)†	Amendment No. 7 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(w)

10.15(y)†	Amendment No. 8 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 16, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(x)

10.15(z)†	Amendment No. 9 to Airbus A320 Family Aircraft Purchase Agreement, dated as of May 4, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(y)

10.15(aa)†	Amendment No. 10 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 2, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(z)

10.15(bb)†	Amendment No. 11 to Airbus A320 Family Aircraft Purchase Agreement, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(bb)

10.15(cc)†	Amendment No. 12 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 31, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/22/2023	10.17(cc)

10.15(dd)†	Amendment No. 13 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 16, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/22/2023	10.17(dd)

10.15(ee)†	Amendment No. 14 to Airbus A320 Family Purchase Agreement, dated as of March 31, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	5/3/2023	10.2

10.15(ff)†	Amendment No. 15 to Airbus A320 Family Purchase Agreement, dated as of June 28, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.1

10.15(gg)†	Amendment No. 16 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/26/2023	10.1

10.15(hh)†	Amendment No. 17 to Airbus A320 Family Purchase Agreement, dated as of September 28, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/26/2023	10.2

10.15(ii)†	Letter Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(aa)

10.15(jj)†	Amendment No. 18 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 31, 2024, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.5(a)

10.15(kk)†	Amendment No. 19 to Airbus A320 Family Aircraft Purchase Agreement, dated as of September 25, 2024, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.5(b)

10.16(a)†	Airbus A321 Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(a)

10.16(b)†	Letter Agreement No. 5, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(b)

10.16(c)†	Letter Agreement No. 6A, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(c)

10.16(d)†	Letter Agreement No. 6B, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(d)

10.16(e)†	Letter Agreement No. 8, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(e)

10.16(f)†	Letter Agreement No. 9, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(f)

10.17(a)†	Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 15, 2020, by and between Frontier Airlines, Inc. and Barclays Bank Delaware, formerly known as Juniper Bank.	S-1/A	333-254004	3/18/2021	10.18

10.17(b)†	First Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of June 29, 2021, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.6

10.17(c)†	Second Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of May 23, 2023, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.7

10.17(d)†	Third Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 6, 2024, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.4(a)

10.17(e)†	Fourth Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 26, 2024, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.4(b)

10.18(a)†	General Terms Agreement No. 6-13616, dated as of June 30, 2000, by and between Frontier Airlines, Inc., CFM International, Inc. and Societe Nationale D’Etude et de Construction de Monteurs d’Aviation.	S-1	333-254004	3/8/2021	10.19(a)

10.18(b)†	Letter Agreement No. 1, dated as of June 30, 2000, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(b)

10.18(c)†	Letter Agreement No. 2, dated as of November 20, 2002, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(c)

10.18(d)†	Letter Agreement No. 3, dated as of August 1, 2003, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(d)

10.18(e)†	Letter Agreement No. 4, dated as of March 26, 2004, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(e)

10.18(f)†	Letter Agreement No. 5, dated as of April 11, 2006, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(f)

10.18(g)	Amendment No. 1 to GTA 6-13616, dated as of June 6, 2009, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(g)

10.18(h)†	Letter Agreement No. 7, dated as of October 25, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(h)

10.18(i)†	Letter Agreement No. 8, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(i)

10.18(j)†	Letter Agreement No. 9, dated as of August 3, 2015, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(j)

10.19(a)†	General Terms Agreement No. CFM-1 1-2576101711, dated as of October 17, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(a)

10.19(b)†	Letter Agreement No. 1 to General Terms Agreement No. CFM-1 1-2576101711, dated as of October 26, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(b)

10.19(c)†	Amendment No. 1 to Letter Agreement No. 1, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(c)

10.20†	Purchase Terms Agreement (Material-Single Event), dated as of November 5, 2014, by and between Frontier Airlines, Inc. and Lufthansa Technik AG.	S-1	333-254004	3/8/2021	10.21

10.21(a)†	Navitaire Hosted Services Agreement, dated as of June 20, 2014, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(a)

10.21(b)†	Amendment No. 1 to Navitaire Hosted Services Agreement, dated as of March 1, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(b)

10.21(c)†	Amendment No. 2 to Navitaire Hosted Services Agreement, dated as of April 10, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(c)

10.21(d)†	Amendment No. 3 to Navitaire Hosted Services Agreement, dated as of January 1, 2016, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(d)

10.22(a)†
Tenth Amended and Restated Credit Agreement, dated as of September 26, 2024, by and among Vertical Horizons, Ltd., as borrower, each lender identified on Schedule I thereto, and Bank of Utah, not in its individual capacity but solely as security trustee.
		10-Q	001-40304	10/29/2024	10.2(a)

10.22(b)†
Amended and Restated Step-In Agreement, dated as of September 26, 2024, by and among Vertical Horizons, Ltd., as buyer, Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
		10-Q	001-40304	10/29/2024	10.2(b)

10.23(a)†
Credit Agreement, dated as of September 26, 2024, by and among Vertical Horizons JSA Limited, as borrower, JSA International U.S. Holdings, LLC, as lender and administrative agent, and Bank of Utah, not in its individual capacity but solely as security trustee.
		10-Q	001-40304	10/29/2024	10.1(a)

10.23(b)†
Step-In Agreement, dated as of September 26, 2024, by and between Frontier Group Holdings, Inc., as guarantor, Frontier Airlines, Inc., as original buyer, Vertical Horizons JSA Limited, as buyer, JSA International U.S. Holdings, LLC, as financier, and Airbus S.A.S.
		10-Q	001-40304	10/29/2024	10.1(b)

10.24(a)†	Revolving Loan and Guaranty Agreement, dated as of September 26, 2024, by and among Frontier Brand Intellectual Property, Ltd. and Frontier Loyalty Programs, Ltd., as borrowers, Frontier Airlines, Inc., Frontier Group Holdings, Inc., Frontier Airlines Holdings, Inc., Frontier Finance 1, Ltd., Frontier Finance 2, Ltd. and the other guarantors from time to time party thereto, as guarantors, Citibank N.A., as administrative agent and collateral agent, and the lenders party thereto.	10-Q	001-40304	10/29/2024	10.3

10.24(b)†
Omnibus Amendment No. 1 to Revolving Loan and Guaranty Agreement, dated as of December 27, 2024, by and among Frontier Brand Intellectual Property, Ltd. and Frontier Loyalty Programs, Ltd., as borrowers, Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., Frontier Group Holdings, Inc., Frontier Finance 1, Ltd., and Frontier Finance 2, Ltd., as guarantors, the lenders party thereto, and Citibank, N.A., as administrative and collateral agent, depository and securities intermediary.
						X

10.25†	Master Services Agreement, dated April 26, 2023, by and among Frontier Airlines Holdings, Inc., on behalf of itself and Frontier Airlines, Inc., U.S. Bank National Association, acting through its Canadian branch, Elavon Company Canada, and Elavon Inc.	10-Q	001-40304	8/1/2023	10.5

10.26(a)†	Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(a)

10.26(b)†	Amendment No. 1 to Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(b)

10.27(a)†	Codeshare Agreement, dated as of January 16, 2018, by and between Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.32

10.27(b)†	Amendment No. One to Codeshare Agreement, dated as of May 22, 2018, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.	10-Q	001-40304	8/8/2024	10.1

10.27(c)	Amendment No. Two to Codeshare Agreement, dated as of February 14, 2019, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.	10-Q	001-40304	8/8/2024	10.2

10.27(d)	Amendment No. Three to Codeshare Agreement, dated as of April 12, 2024, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.	10-Q	001-40304	8/8/2024	10.3

10.27(e)†	Amendment No. Four to Codeshare Agreement, dated as of November 4, 2024, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.					X

10.28	Promissory Note, dated as of April 30, 2020, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.33

10.29	Payroll Support Program Agreement, dated as of April 30, 2020, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.34

10.30†	Loan and Guarantee Agreement, dated as of September 28, 2020, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc., the United States Department of the Treasury and The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.37

10.31	Letter Agreement, dated as of January 15, 2021, among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and the United States Department of the Treasury and acknowledged by The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.40

10.32	Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.41

10.33	Promissory Note, dated as of January 15, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.42

10.34	Payroll Support Program Agreement, dated as of April 29, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	10-Q	001-40304	5/13/2021	10.8

10.35	Promissory Note, dated as of April 29, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	10-Q	001-40304	5/13/2021	10.9

10.36(a)†	PW1100G-JM Engine Purchase and Support Agreement, dated as of April 13, 2020, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.46

10.36(b)†	Amendment No. 1 to PW1100G-JM Engine Purchase and Support Agreement, dated as of April 18, 2022, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	10-Q	001-40304	7/27/2022	10.9

19.1	Insider Trading Compliance Policy and Procedures	10-K	001-40304	2/20/2024	19.1

21.1	List of subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature pages hereto).					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Policy for Recovery of Erroneously Awarded Compensation of Frontier Group Holdings, Inc., dated as of October 2, 2023.	10-K	001-40304	2/20/2024	97.1

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					X
__________________
*    The certifications furnished in Exhibits 32.1 and 32.2 here to are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.
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

Date: February 18, 2025	By: /s/ Mark C. Mitchell
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

Signature	Title	Date

/s/ Barry L. Biffle	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2025
Barry L. Biffle

/s/ Mark C. Mitchell	Chief Financial Officer (Principal Financial Officer)	February 18, 2025
Mark C. Mitchell

/s/ Josh A. Wetzel	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
Josh A. Wetzel

/s/ William A. Franke	Director (Chair of the Board)	February 18, 2025
William A. Franke

/s/ Andrew S. Broderick	Director	February 18, 2025
Andrew S. Broderick

/s/ Josh T. Connor	Director	February 18, 2025
Josh T. Connor

/s/ Brian H. Franke	Director	February 18, 2025
Brian H. Franke

/s/ Robert J. Genise	Director	February 18, 2025
Robert J. Genise

/s/ Bernard L. Han	Director	February 18, 2025
Bernard L. Han

/s/ Ofelia Kumpf	Director	February 18, 2025
Ofelia Kumpf

/s/ Nancy L. Lipson	Director	February 18, 2025
Nancy L. Lipson

/s/ Michael R. MacDonald	Director	February 18, 2025
Michael R. MacDonald

/s/ Patricia Salas Pineda	Director	February 18, 2025
Patricia Salas Pineda

/s/ Alejandro D. Wolff	Director	February 18, 2025
Alejandro D. Wolff