Form 10-Q
period 2025-03-31
Frontier Group Holdings, Inc.
filed 2025-05-01
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 227,764,555 shares of common stock, $0.001 par value per share, outstanding as of April 25, 2025.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025 (the “2024 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q, as well as those risks and uncertainties set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the SEC, including our 2024 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$686	$740
Accounts receivable, net	89	73
Supplies, net	81	79
Other current assets	97	98
Total current assets	953	990
Property and equipment, net	396	376
Operating lease right-of-use assets	4,242	3,930
Pre-delivery deposits for flight equipment	415	404
Intangible assets, net	27	27
Other assets	448	426
Total assets	$6,481	$6,153
Liabilities and stockholders’ equity
Accounts payable	$120	$115
Air traffic liability	358	294
Frequent flyer liability	18	18
Current maturities of long-term debt, net	263	261
Current maturities of operating leases	686	664
Other current liabilities	497	500
Total current liabilities	1,942	1,852
Long-term debt, net	244	241
Long-term operating leases	3,598	3,302
Long-term frequent flyer liability	32	31
Other long-term liabilities	95	123
Total liabilities	5,911	5,549
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 227,740,207 and 225,440,496 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	423	414
Retained earnings	153	196
Accumulated other comprehensive income (loss)	(6)	(6)
Total stockholders’ equity	570	604
Total liabilities and stockholders’ equity	$6,481	$6,153
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating revenues:
Passenger	$884	$845
Other	28	20
Total operating revenues	912	865
Operating expenses:
Aircraft fuel	238	263
Salaries, wages and benefits	249	233
Aircraft rent	161	159
Station operations	180	137
Maintenance, materials and repairs	51	49
Sales and marketing	41	40
Depreciation and amortization	20	16
Other operating	18	(1)
Total operating expenses	958	896
Operating income (loss)	(46)	(31)
Other income (expense):
Interest expense	(9)	(9)
Capitalized interest	8	9
Interest income and other	7	7
Total other income (expense)	6	7
Income (loss) before income taxes	(40)	(24)
Income tax expense (benefit)	3	2
Net income (loss)	$(43)	$(26)
Earnings (loss) per share:
Basic	$(0.19)	$(0.12)
Diluted	$(0.19)	$(0.12)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(43)	$(26)
Amortization from cash flow hedges, net of adjustment for deferred tax benefit/(expense) of less than $(1) for each of the three months ended March 31, 2025 and 2024	—	—
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(43)	$(26)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(43)	$(26)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Deferred income taxes	3	2
Depreciation and amortization	20	16
Gains recognized on sale-leaseback transactions	(56)	(71)
Stock-based compensation	5	4
Changes in operating assets and liabilities:
Accounts receivable, net	(16)	(4)
Supplies and other current assets	6	4
Aircraft maintenance deposits	—	(4)
Other long-term assets	(49)	(48)
Accounts payable	4	5
Air traffic liability	64	75
Other liabilities	(24)	25
Cash used in operating activities	(86)	(22)
Cash flows from investing activities:
Capital expenditures	(18)	(17)
Pre-delivery deposits for flight equipment, net of refunds	(11)	13
Other	—	(3)
Cash used in investing activities	(29)	(7)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	33	69
Principal repayments on debt	(28)	(74)
Proceeds from sale-leaseback transactions	52	48
Proceeds from the exercise of stock options	6	1
Tax withholdings on share-based awards	(2)	(2)
Cash provided by financing activities	61	42
Net increase (decrease) in cash, cash equivalents and restricted cash	(54)	13
Cash, cash equivalents and restricted cash, beginning of period	740	609
Cash, cash equivalents and restricted cash, end of period	$686	$622
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
Net income (loss)	—	—	—	(26)	—	(26)
Shares issued in connection with vesting of restricted stock units	741,546	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(252,094)	—	(2)	—	—	(2)
Stock option exercises	398,062	—	1	—	—	1
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2024	223,886,304	$—	$406	$85	$(7)	$484

Balance at December 31, 2024	225,440,496	$—	$414	$196	$(6)	$604
Net income (loss)	—	—	—	(43)	—	(43)
Shares issued in connection with vesting of restricted stock units	732,422	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(224,187)	—	(2)	—	—	(2)
Shares issued in connection with warrant exercises, net	248,893	—	—	—	—	—
Stock option exercises	1,542,583	—	6	—	—	6
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2025	227,740,207	$—	$423	$153	$(6)	$570
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
The Company is managed as a single business unit that provides air transportation for passengers and management has concluded there is only one reportable segment. The Company has identified net income (loss) as the primary measurement of the segment’s profit or loss. Please see the Company’s “Condensed Consolidated Statements of Operations” for net income (loss), as well as other significant revenue and expense components of profit or loss, for the three months ended March 31, 2025 and 2024. The Company has identified total assets as the primary measurement of the segment’s assets. Please see the Company’s “Condensed Consolidated Balance Sheets” for total assets as of March 31, 2025 and December 31, 2024.
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 18, 2025 (the “2024 Annual Report”).
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
2. Revenue Recognition
As of March 31, 2025 and December 31, 2024, the Company’s air traffic liability balance was $362 million and $303 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2025, 78% of the air traffic liability as of December 31, 2024 was recognized as passenger revenue within the Company’s condensed

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated statements of operations. Of the air traffic liability balances as of March 31, 2025 and December 31, 2024, $51 million and $56 million, respectively, was related to unearned membership fees.
During the three months ended March 31, 2025 and 2024, the Company recognized $18 million and $8 million of revenue related to expected and actual expiration of customer rights to book future travel, respectively, in passenger revenues within the Company’s condensed consolidated statements of operations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Passenger revenues:
Fare	$350	$324
Non-fare passenger revenues:
Service fees	234	216
Baggage	205	204
Seat selection	69	64
Other	26	37
Total non-fare passenger revenue	534	521
Total passenger revenues	884	845
Other revenues	28	20
Total operating revenues	$912	$865
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Domestic	$868	$802
Latin America	44	63
Total operating revenues	$912	$865
The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
3. Other Current Assets
Other current assets consist of the following (in millions):

	March 31, 2025	December 31, 2024
Supplier incentives	$53	$56
Prepaid expenses	22	18
Forgivable loans	16	16
Income tax and other taxes receivable	3	4
Other	3	4
Total other current assets	$97	$98

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	March 31, 2025	December 31, 2024
Passenger and other taxes and fees payable	$161	$141
Salaries, wages and benefits	115	120
Station obligations	79	80
Aircraft maintenance	51	51
Fuel liabilities	30	39
Leased aircraft return costs	15	20
Other current liabilities	46	49
Total other current liabilities	$497	$500
5. Debt
The Company’s debt obligations are as follows (in millions):

	March 31, 2025	December 31, 2024
Secured debt:
Pre-delivery Credit Facilities(a)	$333	$329
Building notes(b)	12	12
Revolving loan facility(c)	—	—
Unsecured debt:
Affinity card advance purchase of miles(d)	101	100
PSP promissory notes(e)	66	66
Total debt	512	507
Less: current maturities of long-term debt, net	(263)	(261)
Less: total debt acquisition costs and other discounts, net	(5)	(5)
Long-term debt, net	$244	$241
__________________
(a)The Company has multiple pre-delivery credit facilities which consists of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, all as defined below (together, the “Pre-delivery Credit Facilities”). The Pre-delivery Credit Facilities are for the financing of pre-delivery deposit payments (“PDPs”) for the Company’s A320neo family aircraft purchase agreement. Each facility is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total capacity (drawn or undrawn) under the Pre-delivery Credit Facilities is $478 million. See Note 8 for the Company’s commitment schedule regarding its A320neo family orderbook.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
(b)Represents notes with a commercial bank related to the Company’s headquarters. In June 2024, the Company entered into a $6 million note maturing in June 2031 and then entered into a second agreement in September 2024 with the same lender to fund an additional $6 million bringing the total indebtedness to $12 million, with the second $6 million note maturing in September 2031. The Company is required to make regular monthly payments on principal and unpaid interest. Interest on the new notes will accrue on the unpaid principal balance at a fixed annual rate of the seven-year U.S. Treasury Rate plus an applicable margin. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and any other amounts due.
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
(d)The Company entered into an agreement with Barclays in 2003, as amended from time to time, which provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning December 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
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
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. These warrants will expire between May 2025 and June 2026. During the three months ended March 31, 2025, 1,244,608 warrants were exercised. The Company settled the exercises through a net share settlement of 248,893 shares of common stock and cash of less than $1 million. As of March 31, 2025, warrants to purchase 1,873,332 shares of FGHI common stock were outstanding.
As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Loan Facility as the entirety of the $205 million was undrawn.
Cash payments for interest related to debt were $9 million for each of the three months ended March 31, 2025 and 2024.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of March 31, 2025 and December 31, 2024, the Company did not have any outstanding letters of credit that were drawn upon.
As of March 31, 2025, future maturities of debt are payable as follows (in millions):

Total
Remainder of 2025	$209
2026	120
2027	4
2028	9
2029	93
Thereafter	77
Total debt principal payments	$512

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of March 31, 2025, the Company was in compliance with all of its covenants.
6. Operating Leases
Aircraft
As of March 31, 2025, the Company leased 163 aircraft with remaining terms ranging from 1 month to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of March 31, 2025, the Company leased 38 spare engines, all of which are under operating leases, with the remaining terms ranging from 1 month to 12 years. As of March 31, 2025, the lease rates for 10 of the engines depended on usage-based metrics which are variable and, as such, these leases were not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three months ended March 31, 2025 and 2024, the Company completed sale-leaseback transactions with third-party lessors for four and six new Airbus A320neo family aircraft, respectively. Additionally, the Company completed sale-leaseback transactions with third-party lessors for two engines during the three months ended March 31, 2025. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized gains on sale-leaseback transactions of $56 million and $71 million during the three months ended March 31, 2025 and 2024, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three months ended March 31, 2025 and 2024, aircraft rent expense was $161 million and $159 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of probable lease return condition obligations. The portion of supplemental rent expense related to probable lease return condition obligations was $(12) million and $13 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company’s total leased aircraft and spare engine return cost liability was $22 million and $49 million, respectively, which are reflected in other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.
During the three months ended March 31, 2025, the Company extended the term for certain aircraft operating leases that were slated to expire in 2026 and 2027. For the three months ended March 31, 2025, the Company recorded a $20 million benefit to aircraft rent in the Company’s condensed consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 110 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of March 31, 2025, the remaining lease terms vary from 1 month to 14 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to seven years as of March 31, 2025.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Operating lease cost(a)	$181	$147
Variable lease cost(a)	104	79
Total lease costs	$285	$226
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2025 and 2024, the Company acquired, through new or modified operating leases, operating lease assets totaling $428 million and $255 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company paid cash of $176 million and $147 million, respectively, for amounts included in the measurement of lease liabilities.
7. Stock-Based Compensation
During the three months ended March 31, 2025 and 2024, the Company recognized $5 million and $4 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options
There were no stock options granted during the three months ended March 31, 2025. During the three months ended March 31, 2025, 1,542,583 vested stock options were exercised with a weighted-average exercise price of $3.62 per share. As of March 31, 2025, the weighted-average exercise price of outstanding stock options was $8.85 per share.
Restricted Stock Units
During the three months ended March 31, 2025, 1,720,398 restricted stock units were issued with a weighted-average grant date fair value of $8.09 per share. During the three months ended March 31, 2025, 732,422 restricted stock units vested, of which 224,187 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $10.24 and $10.15 per share, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Stock Units
During the three months ended March 31, 2025, 1,199,038 performance stock units (“PSUs”) were issued, of which 710,136 PSUs were issued with a non-market-based performance condition and a weighted-average grant date fair value of $8.09 per share, and the remaining 488,902 PSUs were issued with a market-based condition and a weighted-average grant date fair value of $11.75 per share. During the three months ended March 31, 2025, no PSUs vested.
Stockholders’ Equity
As of March 31, 2025 and December 31, 2024, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
8. Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2025, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2025	7	9	16	—
2026	8	15	23	4
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	—
Thereafter	—	40	40	—
Total	27	156	183	9
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of March 31, 2025, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of March 31, 2025, the Company had commitments to purchase an aggregate of 27 A320neo and 156 A321neo aircraft, with deliveries expected through 2031 per the latest delivery schedule.
The Airbus Purchase Agreements also provide for, among other things, varying purchase incentives for each aircraft type (e.g., A320neo versus A321neo), which are allocated proportionally by aircraft type over the remaining aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost. As of March 31, 2025 and December 31, 2024, the Company had $97 million and $95 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2025, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2025	$937
2026	1,383
2027	2,056
2028	2,113
2029	2,263
Thereafter	2,548
Total	$11,300
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of March 31, 2025. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of March 31, 2025:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	March 31, 2025
Pilots	Air Line Pilots Association (ALPA)	January 2024(b)	28%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2024(c)	50%
Aircraft Technicians	International Brotherhood of Teamsters (IBT)	May 2025(d)	6%
Aircraft Appearance Agents	IBT	October 2023(d)	1%
Dispatchers	Transport Workers Union (TWU)	August 2028	1%
Material Specialists	IBT	March 2022(d)	1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)    ALPA filed for mediation through the National Mediation Board (the “NMB”) in January 2024, and the parties are meeting regularly as part of the mediation process. Pursuant to the United States Railway Labor Act (the “RLA”), the parties continue to be bound by the existing agreements as negotiations continue.
(c)    AFA-CWA filed for mediation through the NMB in October 2024, and the parties are meeting monthly as part of the mediation process, with the first meeting held in February 2025. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
(d)    The Company’s collective bargaining agreements with its aircraft appearance agents, material specialists, maintenance controllers, and aircraft technicians, each represented by IBT, were still amendable as of March 31, 2025. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $6 million for health care claims estimated to be incurred but not yet paid, as of March 31, 2025 and December 31, 2024, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
9. Earnings (Loss) per Share
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
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended March 31,
	2025	2024
Basic:
Net income (loss)	$(43)	$(26)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(43)	$(26)
Weighted-average common shares outstanding, basic	226,990,750	223,428,610
Earnings (loss) per share, basic	$(0.19)	$(0.12)
Diluted:
Net income (loss)	$(43)	$(26)
Less: net income attributable to participating rights	—	—
Net income (loss) attributable to common stockholders	$(43)	$(26)
Weighted-average common shares outstanding, basic	226,990,750	223,428,610
Effect of dilutive potential common shares	—	—
Weighted-average common shares outstanding, diluted	226,990,750	223,428,610
Earnings (loss) per share, diluted	$(0.19)	$(0.12)
Due to the net loss for each of the three months ended March 31, 2025 and 2024, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Income Taxes
When a reliable estimate cannot be made, the Company computes the interim income tax provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company has calculated its effective tax using the discrete method for the three months ended March 31, 2025 and 2024.
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
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was an expense of 7.5% and 8.3%, respectively, on pre-tax losses. The effective tax rate for the three months ended March 31, 2025 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to the valuation allowance recorded for U.S. federal and state net operating losses as well as the non-deductibility of certain executive compensation and other employee benefits partially offset by net windfalls related to the vesting and exercise of the Company’s share-based awards. The Company’s effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to the valuation allowance established for U.S. federal and state net operating losses as well as the impact of non-deductibility of certain executive compensation costs and other employee benefits in addition to net shortfalls related to the vesting and exercise of the Company’s share-based awards.
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of March 31, 2025, it is more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, as of March 31, 2025, the Company had a valuation allowance of $31 million against its deferred tax assets for U.S. federal and state net operating loss carryforwards, which included increases in the Company’s valuation allowance of $12 million recorded during the three months ended March 31, 2025.
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
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$333	$335	$329	$333
Building notes	12	12	12	12
Unsecured debt:
Affinity card advance purchase of miles	101	93	100	98
PSP Promissory Notes	66	58	66	62
Total debt	$512	$498	$507	$505

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of March 31, 2025
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$686	$686	$—	$—

		Fair Value Measurements as of December 31, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$740	$740	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2024 and March 31, 2025.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Related Parties
Management Services
Certain substantial stockholders of the Company are affiliates of Indigo Partners LLC (“Indigo Partners”) and Indigo Partners provides management services to the Company, for which the Company is assessed a quarterly fee. The Company recorded less than $1 million for each of the three months ended March 31, 2025 and 2024, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 18, 2025 (the “2024 Annual Report”).
Recent Developments
Macroeconomic Conditions. The Trump Administration is in the process of expanding the scope of tariffs and significantly increasing the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory measures against the United States.
These or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry, which may adversely impact our operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among others. We continue to monitor the situation.
Labor. We are currently in negotiations with the unions which represent our pilots and flight attendants regarding their next labor contracts. Please refer to “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” for additional information.
Legal. During 2024, we received a preliminary assessment in the amount of $149 million related to the applicability of federal excise tax to certain optional ancillary products and services. We established an estimated liability for certain fees subject to the assessment where we believe a loss for this matter is probable and reasonably estimable. We intend to contest the assessment.
Product. As part of The New Frontier, in March 2025, we announced a limited-time promotion for customers that included free ancillary products during bookings for certain flights such as carry-on bags, seat selections, flight changes, and checked bags. The New Frontier enhancements that will be rolled out during the remainder of 2025 include First Class Seating, free seat upgrades for certain benefit holders, options to redeem miles for bundles, and unlimited free companion travel for top-tier benefit loyalty members.
Pratt & Whitney. Since 2022, we have introduced aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for most of our planned future deliveries. During 2023, Pratt & Whitney announced the requirement, mandated by the FAA, that certain engines be removed for inspection due to a possible condition in the powdered metal used to manufacture certain engine parts. This will require accelerated inspection of the PW1100 GTF engine, which we use for certain of our A320neo family aircraft, and could result in lengthy turnaround times to perform these inspections including any resulting repairs or other modifications that may be identified. Although our operations have not been materially impacted as of March 31, 2025, this inspection program may have an adverse impact on our operations, particularly when we are required to temporarily take aircraft out of service. We continue to assess the impact on our future capacity plans and we are in communication with Pratt & Whitney regarding compensation related to this matter.
Overview
The following table provides select financial and operational information for the three months ended March 31, 2025 and 2024, respectively (in millions):

	Three Months Ended March 31,		Change
	2025	2024
Total operating revenues	$912	$865	5%
Total operating expenses	$958	$896	7%
Income (loss) before income taxes	$(40)	$(24)	67%
Available seat miles (“ASMs”)	9,949	9,446	5%
Revenues
Total operating revenues for the three months ended March 31, 2025 totaled $912 million, an increase of 5% compared to the three months ended March 31, 2024. This was primarily due to a 5% increase in capacity, as measured by ASMs. Revenue per available seat mile (“RASM”) was flat for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by the 12% increase in passengers offset by 6% decline in revenue per passenger as compared to the corresponding prior year period.
Operating Expenses
Total operating expenses during the three months ended March 31, 2025 increased to $958 million, resulting in a cost per available seat mile (“CASM”) of 9.63¢, an increase of 1% compared to the three months ended March 31, 2024. Fuel expense for the three months ended March 31, 2025 was $25 million lower than for the corresponding prior year period. This 10% decrease in fuel expense for the three months ended March 31, 2025 was primarily driven by the 13% decrease in fuel cost per gallon, partially offset by the 4% increase in fuel gallons consumed, as a result of our 5% capacity increase.
Our non-fuel expenses increased by 14% during the three months ended March 31, 2025, as compared to the corresponding prior year period, driven primarily by increased operations resulting from increased passengers, capacity, departures and station costs during the same period, as well as a decrease in sale-leaseback gains, partially offset by a decrease in aircraft lease return costs resulting from lease extension events that occurred during the three months ended March 31, 2025. CASM (excluding fuel), a non-GAAP measure, increased 8% to 7.24¢, on a 5% increase in capacity for the three months ended March 31, 2025, as compared to the corresponding prior year period, due to the aforementioned drivers of non-fuel expenses.
Net Income (Loss)
We generated a net loss of $43 million during the three months ended March 31, 2025, compared to a net loss of $26 million for the three months ended March 31, 2024. Our adjusted net loss, a non-GAAP measure, was $43 million and $21 million for each of the three months ended March 31, 2025 and 2024, respectively.
For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Results of Operations—Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” and “Results of Operations — Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
Liquidity
As of March 31, 2025, our total available liquidity was $889 million, made up of unrestricted cash and cash equivalents, including $205 million of funds available to be drawn under our revolving line of credit available for general corporate purposes (the “Revolving Loan Facility”).

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating Revenues

	Three Months Ended March 31,		Change
	2025	2024
Operating revenues ($ in millions):
Passenger	$884	$845	$39	5%
Other	28	20	8	40%
Total operating revenues	$912	$865	$47	5%

Operating statistics:
ASMs (millions)	9,949	9,446	503	5%
Revenue passenger miles (“RPMs”) (millions)	7,454	6,869	585	9%
Average stage length (miles)	925	956	(31)	(3)%
Load factor	74.9%	72.7%	2.2 pts	N/A
RASM (¢)	9.17	9.16	0.01	—%
Total ancillary revenue per passenger ($)	71.72	77.32	(5.60)	(7)%
Total revenue per passenger ($)	116.33	123.53	(7.20)	(6)%
Passengers (thousands)	7,839	7,005	834	12%
Total operating revenue increased $47 million, or 5%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. While capacity grew by 5%, as measured by ASMs, RASM was flat due to a 12% increase in passengers on a 3% reduction in stage length and a 2.2-point increase in load factor, offset by a 6% decline in total revenue per passenger as compared to the corresponding prior year period. The increase in capacity was driven by the 14% increase in average aircraft in service during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, partially offset by an 8% decrease in average daily aircraft utilization for the corresponding prior year period due primarily to our disciplined capacity deployment focused on peak days of the week.

Operating Expenses

	Three Months Ended March 31,		Change		Cost per ASM				Change
	2025	2024			2025		2024
Operating expenses ($ in millions):(a)
Aircraft fuel	$238	$263	$(25)	(10)%	2.39	¢	2.78	¢	(14)%
Salaries, wages and benefits	249	233	16	7%	2.50		2.47		1%
Aircraft rent	161	159	2	1%	1.62		1.68		(4)%
Station operations	180	137	43	31%	1.81		1.45		25%
Maintenance, materials and repairs	51	49	2	4%	0.51		0.52		(2)%
Sales and marketing	41	40	1	3%	0.41		0.42		(2)%
Depreciation and amortization	20	16	4	25%	0.20		0.17		18%
Other operating	18	(1)	19	N/M	0.19		—		N/M
Total operating expenses	$958	$896	$62	7%	9.63	¢	9.49	¢	1%

Operating statistics:
ASMs (millions)	9,949	9,446	503	5%
Average stage length (miles)	925	956	(31)	(3)%
Passengers (thousands)	7,839	7,005	834	12%
Departures	51,358	48,666	2,692	6%
CASM (excluding fuel) (¢) (b)	7.24	6.71	0.53	8%
Adjusted CASM (excluding fuel) (¢) (b)	7.24	6.71	0.53	8%
Fuel cost per gallon ($)	2.55	2.93	(0.38)	(13)%
Fuel gallons consumed (thousands)	93,212	89,657	3,555	4%
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
Aircraft Fuel. Aircraft fuel expense decreased by $25 million, or 10%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to a 13% decrease in fuel cost per gallon, partially offset by the 4% increase in fuel gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $16 million, or 7%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was due to higher crew costs, driven primarily by the growth in the business and employee benefit costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $2 million, or 1%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a larger fleet, partially offset by a decrease in aircraft lease return costs resulting from aircraft lease extensions that occurred in the current period.
Station Operations. Station operations expense increased by $43 million, or 31%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to station mix and rate inflation as well as increased airport operations as a result of the 12% increase in passengers and 6% increase in departures.

Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $2 million, or 4%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was primarily due to the 14% increase in average aircraft in service, which resulted in higher aircraft repair and maintenance costs, partially offset by lower engine repair costs.
Sales and Marketing. Sales and marketing expense increased by $1 million, or 3%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in call center operation fees. The following table presents our distribution channel mix:

	Three Months Ended March 31,		Change
Distribution Channel	2025	2024
Our website, mobile app and other direct channels	74%	71%	3	pt
Third-party channels	26%	29%	(3)	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $4 million, or 25%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating. Other operating resulted in an expense of $18 million during the three months ended March 31, 2025, compared to a net gain of $1 million during the three months ended March 31, 2024. This movement was primarily driven by the decrease in sale-leaseback gains as a result of four aircraft inductions and two engine inductions subject to sale-leaseback transactions in the current period, compared to six aircraft inductions subject to sale-leaseback transactions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $1 million, or 14%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to lower capitalized interest.
Income Taxes. Our effective tax rate for the three months ended March 31, 2025 was an expense of 7.5%, compared to an expense of 8.3% for the three months ended March 31, 2024, on pre-tax loss for both periods. The primary difference between the effective tax rate and the federal statutory rate for the three months ended March 31, 2025 is related to an increase in our valuation allowance relating to federal and state net operating losses as well as the impact of non-deductibility of certain executive compensation and other employee benefits, partially offset by net windfalls related to the vesting and exercise of share-based awards. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended March 31,
	2025		2024
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.63		9.49
Aircraft fuel	(238)	(2.39)	(263)	(2.78)
CASM (excluding fuel)(b)		7.24		6.71

Adjusted CASM (excluding fuel)(b)(c)		7.24		6.71
Aircraft fuel	238	2.39	263	2.78
Adjusted CASM(c)(d)		9.63		9.49
Net interest expense (income)	(6)	(0.07)	(7)	(0.07)
Adjusted CASM + net interest(e)		9.56		9.42

CASM		9.63		9.49
Net interest expense (income)	(6)	(0.07)	(7)	(0.07)
CASM + net interest(e)		9.56		9.42
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
(c)For each of the three months ended March 31, 2025 and 2024, there were no non-GAAP operating adjustments.
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

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended March 31,
	2025	2024
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted net income (loss)(a)	$(43)	$(21)
EBITDA(a)	$(26)	$(15)
EBITDAR(b)	$135	$144
Adjusted EBITDA(a)	$(26)	$(15)
Adjusted EBITDAR(b)	$135	$144
__________________
(a)Adjusted net income (loss), EBITDA and adjusted EBITDA are included as supplemental disclosures because we believe they are useful indicators of our operating performance. Derivations of net income (loss) and EBITDA are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
Adjusted net income (loss), EBITDA and adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness or possible cash requirements related to our warrants; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate adjusted net income (loss), EBITDA and adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, adjusted net income (loss), EBITDA and adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of adjusted net income (loss), EBITDA and adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of net income (loss) and EBITDA, including adjusted net income (loss) and adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(43)	$(26)
Valuation allowance(a)	—	5
Adjusted net income (loss)(b)	$(43)	$(21)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(43)	$(26)
Plus (minus):
Interest expense	9	9
Capitalized interest	(8)	(9)
Interest income and other	(7)	(7)
Income tax expense (benefit)	3	2
Depreciation and amortization	20	16
EBITDA	(26)	(15)
Plus: Aircraft rent	161	159
EBITDAR	$135	$144

Adjusted EBITDA(b)	$(26)	$(15)
Plus: Aircraft rent	161	159
Adjusted EBITDAR(b)	$135	$144
___________________
(a)During the three months ended March 31, 2024, we recorded a $5 million non-cash valuation allowance against our U.S. federal and state net operating loss deferred tax assets, which largely do not expire, mainly as a result of being in a three-year historical cumulative pre-tax loss position and due to the loss for the three months ended March 31, 2024, which has no impact on cash taxes and is not reflective of our effective tax rate for deductible net operating losses generated or actual cash tax obligations created. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.
(b)For each of the three months ended March 31, 2025 and 2024, there were no non-GAAP operating adjustments.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2025 and 2024. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended March 31,			Change
	2025	2024
Operating statistics (unaudited)(a)
Available seat miles (“ASMs”) (millions)	9,949	9,446		5%
Departures	51,358	48,666		6%
Average stage length (miles)	925	956		(3)%
Block hours	136,736	132,057		4%
Average aircraft in service	156	137		14%
Aircraft – end of period	163	142		15%
Average daily aircraft utilization (hours)	9.7	10.6		(8)%
Passengers (thousands)	7,839	7,005		12%
Average seats per departure	208	202		3%
RPMs (millions)	7,454	6,869		9%
Load Factor	74.9%	72.7%	2.2	pts
Fare revenue per passenger ($)	44.61	46.21		(3)%
Non-fare passenger revenue per passenger ($)	68.15	74.41		(8)%
Other revenue per passenger ($)	3.57	2.91		23%
Total ancillary revenue per passenger ($)	71.72	77.32		(7)%
Total revenue per passenger ($)	116.33	123.53		(6)%
Total revenue per available seat mile (“RASM”) (¢)	9.17	9.16		—%
Cost per available seat mile (“CASM”) (¢)	9.63	9.49		1%
CASM (excluding fuel) (¢) (b)	7.24	6.71		8%
CASM + net interest (¢) (b)	9.56	9.42		1%
Adjusted CASM (¢) (b)	9.63	9.49		1%
Adjusted CASM (excluding fuel) (¢) (b)	7.24	6.71		8%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢) (b)(c)	6.96	6.56		6%
Adjusted CASM + net interest (¢) (b)	9.56	9.42		1%
Adjusted CASM + net interest, stage-length adjusted to 1,000 miles (¢) (b)(c)	9.20	9.21		—%
Fuel cost per gallon ($)	2.55	2.93		(13)%
Fuel gallons consumed (thousands)	93,212	89,657		4%
Full-time equivalent employees	7,906	7,675		3%
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
(c)Stage-Length Adjusted (SLA) to 1,000 miles: Applicable Operating Statistic * Square root (stage length / 1,000).

Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $889 million of total available liquidity, consisting of $684 million in unrestricted cash and cash equivalents and $205 million in total undrawn capacity on our Revolving Loan Facility. We had $507 million of total debt, net, of which $263 million is short-term and consists primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net is comprised of $333 million outstanding under our Pre-delivery Credit Facilities, $101 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”) and $12 million in secured indebtedness for our headquarters building, partially offset by $5 million in deferred debt acquisition costs.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, we issued warrants (the “Warrants”) to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. These Warrants will expire between May 2025 and June 2026. In June 2024, the Treasury sold all such Warrants to a financial institution. During the three months ended March 31, 2025, 1,244,608 Warrants were exercised. We settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. As of March 31, 2025, Warrants to purchase 1,873,332 shares of FGHI common stock were outstanding.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	March 31, 2025	December 31, 2024
	($ in millions)
Cash and cash equivalents	$686	$740
Total current assets, excluding cash and cash equivalents	$267	$250
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$993	$927
Current maturities of long-term debt, net	$263	$261
Long-term debt, net	$244	$241
Stockholders’ equity	$570	$604
Debt to capital ratio	47%	45%
Debt to capital ratio, including operating lease obligations	89%	88%
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
Our single largest capital commitment relates to the acquisition of aircraft. As of March 31, 2025, we operated all of our 163 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of March 31, 2025, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $478 million, had $333 million outstanding. As of

March 31, 2025, we had $415 million of PDPs held by Airbus which have been partially financed by our Pre-delivery Credit Facilities.
As of March 31, 2025, we had a firm obligation to purchase 183 A320neo family aircraft and 9 additional spare engines to be delivered by 2031. Of our aircraft commitments, 25 had committed operating leases for deliveries occurring between 2025 and 2026. We intend to evaluate financing options for the remaining aircraft.
The following table summarizes current and long-term material cash requirements as of March 31, 2025, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations(a)	$209	$120	$4	$9	$93	$77	$512
Interest commitments(b)	23	15	12	10	6	3	69
Operating lease obligations(c)	532	701	693	638	563	2,571	5,698
Flight equipment purchase obligations(d)	937	1,383	2,056	2,113	2,263	2,548	11,300
Total	$1,701	$2,219	$2,765	$2,770	$2,925	$5,199	$17,579
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of March 31, 2025, our affinity card unsecured debt due through 2029, our building notes through September 2031 and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 5. Debt.”
(b)Represents interest and commitment fees on debt obligations and our undrawn Revolving Loan Facility.
(c)Represents gross cash payments related to our operating fixed lease obligations that are not subject to discount as compared to the obligations measured on our consolidated balance sheets. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases.”
(d)Represents purchase commitments for aircraft and engines. See “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies.”

Cash Flows
The following table presents information regarding our cash flows in the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(86)	$(22)
Net cash used in investing activities	(29)	(7)
Net cash provided by financing activities	61	42
Net increase (decrease) in cash, cash equivalents and restricted cash	(54)	13
Cash, cash equivalents and restricted cash at beginning of period	740	609
Cash, cash equivalents and restricted cash at end of period	$686	$622
Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities totaled $86 million, which was driven by a $43 million net loss, $28 million of non-cash adjustments and $15 million of outflows from changes in operating assets and liabilities.
The $15 million of outflows from changes in operating assets and liabilities included:
•$49 million in increases in other long-term assets primarily driven by increases in capital maintenance and prepaid maintenance;
•$24 million in decreases in other liabilities primarily driven by leased aircraft return accruals and other operational related accruals offset by increased passenger taxes payable;
•$16 million in increases in accounts receivable; partially offset by
•$64 million in increases in our air traffic liability primarily driven by increased bookings on higher average fares;
•$6 million in decreases in supplies and other current assets; and
•$4 million in increases in accounts payable.
Our net loss of $43 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$56 million in gains recognized on sale-leaseback transactions; partially offset by
•$20 million in depreciation and amortization;
•$5 million in stock-based compensation expense; and
•$3 million in deferred income tax expense.
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
•$25 million in increases in other liabilities primarily driven by passenger taxes payable;
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
Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities totaled $29 million, driven by:
•$18 million in cash outflows for capital expenditures; and
•$11 million in net outflows for PDP activity.
During the three months ended March 31, 2024, net cash used in investing activities totaled $7 million, driven by:
•$17 million in cash outflows for capital expenditures; and
•$3 million in cash outflows relating to other investing activity; partially offset by
•$13 million in net proceeds for PDP activity.
Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $61 million, driven by:
•$52 million in net proceeds received from sale-leaseback transactions; and
•$33 million in cash proceeds from debt issuances, consisting of $32 million of net borrowings on our Pre-delivery Credit Facilities and $1 million in draws on our Barclays facility;
•$6 million in proceeds from the exercise of stock options; partially offset by
•$28 million in cash outflows from principal repayments on the Pre-delivery Credit Facilities; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.
During the three months ended March 31, 2024, net cash provided by financing activities was $42 million, primarily driven by:
•$69 million in cash proceeds from debt issuances, consisting of $66 million drawn on our Pre-delivery Credit Facilities, net of issuance costs and a $3 million draw on our Barclays facility;
•$48 million in net proceeds received from sale-leaseback transactions; and
•$1 million in proceeds from the exercise of stock options; partially offset by

•$74 million in cash outflows from principal repayments on our Pre-delivery Credit Facilities; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.
As of March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2025. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2024 Annual Report.
Recently Adopted Accounting Pronouncements
See “Notes to Consolidated Financial Statements —1. Summary of Significant Accounting Policies” included in Part II, Item 8 of our 2024 Annual Report for a discussion of recent accounting pronouncements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, in our 2024 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our 2024 Annual Report. Investors are urged to review all such risk factors carefully.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Warrant Exercise
On March 4, 2025, the holder of our Warrants exercised Warrants covering 1,039,864 shares of FGHI common stock, which we elected to net share settle pursuant to the terms of the respective warrant agreements. As a result of the exercise and net share settlement, we issued a total of 248,893 shares of FGHI common stock on March 7, 2025. We received no proceeds in connection with the exercise of the Warrants.
The warrants were issued pursuant to an exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions not involving a public offering. The FGHI common stock issued upon exercise of the Warrants was issued in reliance on an exemption provided by Section 3(a)(9) of the Securities Act.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the first quarter of 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On March 10, 2025, Trevor Stedke, our Senior Vice President, Operations, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 191,436 shares of our common stock until September 15, 2025.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	4/6/2021	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.2	Form of Common Stock Warrant.	10-Q	001-40304	8/8/2024	4.2

10.1#	Form of Performance Stock Unit and Grant Agreement under the 2021 Equity Incentive Plan.					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FRONTIER GROUP HOLDINGS, INC.

Date: May 1, 2025	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)