Form 10-Q
period 2025-06-30
Frontier Group Holdings, Inc.
filed 2025-08-05
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 228,155,458 shares of common stock, $0.001 par value per share, outstanding as of August 1, 2025.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$563	$740
Accounts receivable, net	98	73
Supplies, net	86	79
Other current assets	85	98
Total current assets	832	990
Property and equipment, net	458	376
Operating lease right-of-use assets	4,270	3,930
Pre-delivery deposits for flight equipment	466	404
Intangible assets, net	27	27
Other assets	471	426
Total assets	$6,524	$6,153
Liabilities and stockholders’ equity
Accounts payable	$169	$115
Air traffic liability	324	294
Frequent flyer liability	18	18
Current maturities of long-term debt, net	326	261
Current maturities of operating leases	700	664
Other current liabilities	508	500
Total current liabilities	2,045	1,852
Long-term debt, net	234	241
Long-term operating leases	3,610	3,302
Long-term frequent flyer liability	34	31
Other long-term liabilities	95	123
Total liabilities	6,018	5,549
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 228,134,548 and 225,440,496 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	429	414
Retained earnings	83	196
Accumulated other comprehensive income (loss)	(6)	(6)
Total stockholders’ equity	506	604
Total liabilities and stockholders’ equity	$6,524	$6,153
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Passenger	$898	$950	$1,782	$1,795
Other	31	23	59	43
Total operating revenues	929	973	1,841	1,838
Operating expenses:
Aircraft fuel	230	288	468	551
Salaries, wages and benefits	254	244	503	477
Aircraft rent	194	147	355	306
Station operations	178	163	358	300
Maintenance, materials and repairs	47	42	98	91
Sales and marketing	39	47	80	87
Depreciation and amortization	21	18	41	34
Other operating	41	(1)	59	(2)
Total operating expenses	1,004	948	1,962	1,844
Operating income (loss)	(75)	25	(121)	(6)
Other income (expense):
Interest expense	(10)	(8)	(19)	(17)
Capitalized interest	8	7	16	16
Interest income and other	7	8	14	15
Total other income (expense)	5	7	11	14
Income (loss) before income taxes	(70)	32	(110)	8
Income tax expense (benefit)	—	1	3	3
Net income (loss)	$(70)	$31	$(113)	$5
Earnings (loss) per share:
Basic	$(0.31)	$0.14	$(0.50)	$0.02
Diluted	$(0.31)	$0.14	$(0.50)	$0.02
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(70)	$31	$(113)	$5
Amortization from cash flow hedges, net of adjustment for deferred tax benefit/(expense) of less than $(1) for each of the three and six months ended June 30, 2025 and 2024	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(70)	$31	$(113)	$5
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(113)	$5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	3	3
Depreciation and amortization	41	34
Gains recognized on sale-leaseback transactions	(90)	(148)
Stock-based compensation	11	9
Changes in operating assets and liabilities:
Accounts receivable, net	(25)	(1)
Supplies and other current assets	8	1
Aircraft maintenance deposits	—	82
Other long-term assets	(103)	(105)
Accounts payable	51	9
Air traffic liability	30	70
Other liabilities	(32)	28
Cash used in operating activities	(219)	(13)
Cash flows from investing activities:
Capital expenditures	(51)	(48)
Pre-delivery deposits for flight equipment, net of refunds	(62)	15
Other	—	(1)
Cash used in investing activities	(113)	(34)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	101	142
Principal repayments on debt	(43)	(161)
Proceeds from sale-leaseback transactions	93	116
Proceeds from the exercise of stock options	6	1
Tax withholdings on share-based awards	(2)	(2)
Cash provided by financing activities	155	96
Net increase (decrease) in cash, cash equivalents and restricted cash	(177)	49
Cash, cash equivalents and restricted cash, beginning of period	740	609
Cash, cash equivalents and restricted cash, end of period	$563	$658
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

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2024	225,440,496	$—	$414	$196	$(6)	$604
Net income (loss)	—	—	—	(43)	—	(43)
Shares issued in connection with vesting of restricted stock units	732,422	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(224,187)	—	(2)	—	—	(2)
Shares issued in connection with warrant exercises, net	248,893	—	—	—	—	—
Stock option exercises	1,542,583	—	6	—	—	6
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2025	227,740,207	$—	$423	$153	$(6)	$570
Net income (loss)	—	—	—	(70)	—	(70)
Shares issued in connection with vesting of restricted stock units	424,649	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(50,258)	—	—	—	—	—
Stock option exercises	19,950	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	6
Balance at June 30, 2025	228,134,548	—	$429	$83	$(6)	$506

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
The Company is managed as a single business unit that provides air transportation for passengers and management has concluded there is only one reportable segment. The Company has identified net income (loss) as the primary measurement of the segment’s profit or loss. Please see the Company’s “Condensed Consolidated Statements of Operations” for net income (loss), as well as other significant revenue and expense components of profit or loss, for the three and six months ended June 30, 2025 and 2024. The Company has identified total assets as the primary measurement of the segment’s assets. Please see the Company’s “Condensed Consolidated Balance Sheets” for total assets as of June 30, 2025 and December 31, 2024.
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 18, 2025 (the “2024 Annual Report”).
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
2. Revenue Recognition
As of June 30, 2025 and December 31, 2024, the Company’s air traffic liability balance was $324 million and $303 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2025, 89% of the air traffic liability as of December 31, 2024 was recognized as passenger revenue within the Company’s condensed consolidated

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

statements of operations. Of the air traffic liability balances as of June 30, 2025 and December 31, 2024, $50 million and $56 million, respectively, was related to unearned membership fees.
During the three and six months ended June 30, 2025 and 2024, the Company recognized $20 million, $38 million, $10 million and $18 million, respectively, of revenue related to expected and actual expiration of customer rights to book future travel, in passenger revenues within the Company’s condensed consolidated statements of operations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Passenger revenues:
Fare	$348	$355	$698	$679
Non-fare passenger revenues:
Service fees	252	266	486	482
Baggage	186	233	391	437
Seat selection	81	67	150	131
Other	31	29	57	66
Total non-fare passenger revenue	550	595	1,084	1,116
Total passenger revenues	898	950	1,782	1,795
Other revenues	31	23	59	43
Total operating revenues	$929	$973	$1,841	$1,838
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$874	$904	$1,742	$1,706
Latin America	55	69	99	132
Total operating revenues	$929	$973	$1,841	$1,838
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Other Current Assets
Other current assets consist of the following (in millions):

	June 30, 2025	December 31, 2024
Supplier incentives	$41	$56
Prepaid expenses	20	18
Forgivable loans	15	16
Income tax and other taxes receivable	4	4
Other	5	4
Total other current assets	$85	$98
4. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	June 30, 2025	December 31, 2024
Passenger and other taxes and fees payable	$144	$141
Salaries, wages and benefits	117	120
Aircraft maintenance	76	51
Station obligations	75	80
Fuel liabilities	32	39
Leased aircraft return costs	17	20
Other current liabilities	47	49
Total other current liabilities	$508	$500
5. Debt
The Company’s debt obligations are as follows (in millions):

	June 30, 2025	December 31, 2024
Secured debt:
Pre-delivery Credit Facilities(a)	$386	$329
Building notes(b)	12	12
Revolving loan facility(c)	—	—
Unsecured debt:
Affinity card advance purchase of miles(d)	101	100
PSP promissory notes(e)	66	66
Total debt	565	507
Less: current maturities of long-term debt, net	(326)	(261)
Less: total debt acquisition costs and other discounts, net	(5)	(5)
Long-term debt, net	$234	$241
__________________
(a)The Company has multiple pre-delivery credit facilities which consists of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, all as defined below (together, the “Pre-delivery Credit Facilities”). The Pre-delivery Credit Facilities are for the financing of pre-delivery deposit payments (“PDPs”) for the Company’s A320neo family aircraft purchase agreement. Each facility is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total capacity (drawn or undrawn) under the Pre-delivery Credit Facilities is $476 million. See Note 8 for the Company’s commitment schedule regarding its A320neo family orderbook.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company, through an affiliate, entered into a PDP facility in December 2014 (as amended from time to time, the “PDP Financing Facility”) for the financing of certain aircraft PDPs. The facility consists of separate loans for each PDP aircraft. Interest is paid every 90 days based on the Secured Overnight Financing Rate (“SOFR”) plus a margin for each separate loan. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus S.A.S. (“Airbus”), (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence, with the facility maturing in December 2026.
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
In September 2024, the Company entered into another PDP facility (the “Third PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Second PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Second PDP Financing Facility. The Third PDP Financing Facility requires commitment fees to be paid, on a quarterly basis, on each individual aircraft delivery once PDP funding begins, based on the reference amount for that aircraft at a fixed annual rate of the two-year U.S. Treasury rate plus an applicable margin. The Third PDP Financing Facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the delivery of that aircraft to the Company. The Third PDP Financing Facility will be repaid periodically according to the preceding sentence, with the facility maturing in August 2026.
(b)Represents notes with a commercial bank related to the Company’s headquarters. In June 2024, the Company entered into a $6 million note maturing in June 2031 and then entered into a second agreement in September 2024 with the same lender to fund an additional $6 million note maturing in September 2031, bringing the total indebtedness to $12 million. The Company is required to make regular monthly payments on principal and unpaid interest. Interest on the notes will accrue on the unpaid principal balance at a fixed annual rate of the seven-year U.S. Treasury rate plus an applicable margin. On the maturity date, one final balloon payment will be made to cover all unpaid principal, accrued unpaid interest and any other amounts due.
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
(d)The Company entered into an agreement with Barclays Bank Delaware (“Barclays”) in 2003, as amended from time to time, which provides for joint marketing, grants certain benefits to co-branded credit cardholders (“Cardholders”) and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning December 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
(e)As a result of the Company’s participation in the payroll support programs offered by the U.S. Department of the Treasury (the “Treasury”), the Company obtained a series of 10-year, low-interest loans from the Treasury (collectively, the “PSP Promissory Notes”) that are due between 2030 and 2031. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. During the six months ended June 30, 2025, 1,244,608 warrants were exercised. The Company settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. As of June 30, 2025, warrants to purchase 1,873,332 shares of FGHI common stock were outstanding. The remainder of the warrants will expire between September 2025 and June 2026.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2025, the Company had no outstanding borrowings under the Revolving Loan Facility as the entirety of the $205 million was undrawn.
Cash payments for interest related to debt were $18 million and $17 million for the six months ended June 30, 2025 and 2024, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of June 30, 2025 and December 31, 2024, the Company did not have any outstanding letters of credit that were drawn upon.
As of June 30, 2025, future maturities of debt were payable as follows (in millions):

Total
Remainder of 2025	$182
2026	191
2027	13
2028	9
2029	93
Thereafter	77
Total debt principal payments	$565
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of June 30, 2025, the Company was in compliance with all of its covenants.
6. Operating Leases
Aircraft
As of June 30, 2025, the Company leased 164 aircraft with remaining terms ranging from 1 year to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of June 30, 2025, the Company leased 42 spare engines, all of which are under operating leases, with the remaining terms ranging from 1 month to 12 years. As of June 30, 2025, the lease rates for 14 of the engines depended on usage-based metrics which are variable and, as such, these leases were not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three and six months ended June 30, 2025 and 2024, the Company completed sale-leaseback transactions with third-party lessors for three, seven, six, and twelve new Airbus A320neo family aircraft, respectively. Additionally, during the three and six months ended June 30, 2025 and 2024, the Company completed zero, two, two, and two sale-leaseback transactions with third-party lessors for engines, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized gains on sale-leaseback transactions of $34 million, $90 million, $77 million and $148 million during the three and six months ended June 30, 2025 and 2024, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and six months ended June 30, 2025 and 2024, aircraft rent expense was $194 million, $355 million, $147 million and $306 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of probable lease return condition obligations. The portion of supplemental rent expense related to probable lease return condition obligations was $15 million, $3 million, $1 million, and $14 million for the three and

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company’s total leased aircraft and spare engine return cost liability was $31 million and $49 million, respectively, which are reflected in accounts payable, other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.
During the six months ended June 30, 2025, the Company extended the term for certain aircraft operating leases that were slated to expire in 2026 and 2027. For the three and six months ended June 30, 2025, the Company recorded no benefit and a benefit of $20 million, respectively, to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. During the six months ended June 30, 2024, the Company extended the term for certain aircraft operating leases that were slated to expire between 2025 and 2027. For the three and six months ended June 30, 2024, the Company recorded a benefit of $11 million and $14 million, respectively, to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. These costs were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
During the six months ended June 30, 2024, the Company reached an agreement with one of its aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of the Company’s required performance of major maintenance activities on its aircraft leases. As a result of the agreement, the lessor disbursed back to the Company previously paid aircraft maintenance deposits of approximately $104 million. As a result, the Company no longer has any aircraft maintenance deposits with any of its lessors.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 110 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of June 30, 2025, the remaining lease terms vary from 1 month to 14 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to ten years as of June 30, 2025.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost(a)	$181	$155	$362	$302
Variable lease cost(a)	122	94	226	173
Total lease costs	$303	$249	$588	$475
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and six months ended June 30, 2025 and 2024, the Company acquired, through new or modified operating leases, operating lease assets totaling $130 million, $558 million, $571 million and $826 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2025 and 2024, the Company paid cash of $180 million, $356 million, $155 million and $302 million, respectively, for amounts included in the measurement of lease liabilities.
7. Stock-Based Compensation
During the three and six months ended June 30, 2025 and 2024, the Company recognized $6 million, $11 million, $5 million and $9 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options
There were no stock options granted during the six months ended June 30, 2025. During the six months ended June 30, 2025, 1,562,533 vested stock options were exercised with a weighted-average exercise price of $3.59 per share. As of June 30, 2025, the weighted-average exercise price of outstanding stock options was $9.08 per share.
Restricted Stock Units
During the six months ended June 30, 2025, 2,417,732 restricted stock units were issued with a weighted-average grant date fair value of $6.77 per share. During the six months ended June 30, 2025, 1,157,071 restricted stock units vested, of which 274,445 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $8.67 and $9.53 per share, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Stock Units
During the six months ended June 30, 2025, 1,199,038 performance stock units (“PSUs”) were issued, of which 710,136 PSUs were issued with a non-market-based performance condition and a weighted-average grant date fair value of $8.09 per share, and the remaining 488,902 PSUs were issued with a market-based condition and a weighted-average grant date fair value of $11.75 per share. During the six months ended June 30, 2025, no PSUs vested.
Stockholders’ Equity
As of June 30, 2025 and December 31, 2024, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
8. Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2025, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2025	7	6	13	—
2026	8	15	23	4
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	—
Thereafter	—	40	40	—
Total	27	153	180	9
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of June 30, 2025, the Company has recently experienced delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft purchase agreements with Airbus (as amended from time to time, the “Airbus Purchase Agreements”) pursuant to which, as of June 30, 2025, the Company had commitments to purchase an aggregate of 27 A320neo and 153 A321neo aircraft, with deliveries expected through 2031 per the latest delivery schedule.
The Airbus Purchase Agreements also provide for, among other things, varying purchase incentives for each aircraft type (e.g., A320neo versus A321neo), which are allocated proportionally by aircraft and engine type over the remaining aircraft to be delivered so that each aircraft’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft with lower cash payments than their associated capitalized cost. As of June 30, 2025 and December 31, 2024, the Company had $100 million and $95 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2025, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2025	$753
2026	1,384
2027	2,058
2028	2,114
2029	2,265
Thereafter	2,549
Total	$11,123
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
Following a federal excise tax audit by the Internal Revenue Service covering the first quarter of 2021 to the second quarter of 2023, in December 2024, the Company received a preliminary assessment in the amount of $149 million related to the applicability of federal excise tax to certain optional ancillary products and services. In June 2025, the Company received a revised assessment in the amount of $133 million. The Company established an estimated liability for certain fees subject to the assessment where it believes a loss for this matter is probable and reasonably estimable. The Company is contesting the updated assessment. The Company could be subject to further excise tax assessments.
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
The ultimate outcomes of legal actions are unpredictable and can be subject to significant uncertainties, and it is difficult to determine whether any loss is probable or even possible. Additionally, it is also difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Thus, actual losses may be in excess of any recorded liability or the range of reasonably possible loss. The Company believes the ultimate outcome of any potential lawsuits, proceedings and reviews will likely not, individually or in the aggregate, have a material adverse effect on its condensed consolidated financial position, liquidity or results of operations and that the Company’s current accruals cover matters where loss is deemed probable and can be reasonably estimated.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of June 30, 2025. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of June 30, 2025:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	June 30, 2025
Pilots	Air Line Pilots Association (“ALPA”)	January 2024(b)	29%
Flight Attendants	Association of Flight Attendants (“AFA-CWA”)	May 2024(c)	50%
Aircraft Technicians	International Brotherhood of Teamsters (“IBT”)	May 2025(d)	6%
Aircraft Appearance Agents	IBT	October 2023(e)	1%
Dispatchers	Transport Workers Union (“TWU”)	August 2028	1%
Material Specialists	IBT	March 2022(d)	<1%
Maintenance Controllers	IBT	October 2023(d)	<1%
__________________
(a)    Subject to standard early opener provisions.
(b)    ALPA filed for mediation through the National Mediation Board (the “NMB”) in January 2024, and the parties are meeting regularly as part of the mediation process. Pursuant to the U.S. Railway Labor Act (the “RLA”), the parties continue to be bound by the existing agreements as negotiations continue.
(c)    AFA-CWA filed for mediation through the NMB in October 2024, and the parties are meeting monthly as part of the mediation process, with the first meeting held in February 2025. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
(d)    The Company’s collective bargaining agreements with its material specialists, maintenance controllers and aircraft technicians, each represented by IBT, were still amendable as of June 30, 2025. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
(e)    Effective as of July 11, 2025, a new five-year contract with the Company’s aircraft appearance agents was ratified.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $7 million and $6 million for health care claims estimated to be incurred but not yet paid, as of June 30, 2025 and December 31, 2024, respectively, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Net income (loss)	$(70)	$31	$(113)	$5
Less: net income attributable to participating rights	—	—	—	—
Net income (loss) attributable to common stockholders	$(70)	$31	$(113)	$5
Weighted-average common shares outstanding, basic	227,941,534	224,214,030	227,307,480	223,822,565
Earnings (loss) per share, basic	$(0.31)	$0.14	$(0.50)	$0.02
Diluted:
Net income (loss)	$(70)	$31	$(113)	$5
Less: net income attributable to participating rights	—	—	—	—
Net income (loss) attributable to common stockholders	$(70)	$31	$(113)	$5
Weighted-average common shares outstanding, basic	227,941,534	224,214,030	227,307,480	223,822,565
Effect of dilutive potential common shares	—	2,389,768	—	2,380,811
Weighted-average common shares outstanding, diluted	227,941,534	226,603,798	227,307,480	226,203,376
Earnings (loss) per share, diluted	$(0.31)	$0.14	$(0.50)	$0.02
Due to the net loss for each of the three and six months ended June 30, 2025, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive. Approximately 5,007,745 and 5,154,621 shares were excluded from the computation of diluted weighted-average shares for the three and six months ended June 30, 2024, respectively, due to anti-dilutive effects.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Income Taxes
When a reliable estimate cannot be made, the Company computes the interim income tax provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company has calculated its effective tax rate using the discrete method for the three and six months ended June 30, 2025 and 2024.
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting basis of assets and liabilities. Quarterly, the Company assesses whether it is more likely than not that sufficient taxable income will be generated to realize deferred income tax assets, and a valuation allowance is recorded when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future projected taxable income when assessing the future realization of deferred tax assets.
The Company’s effective tax rate for the three and six months ended June 30, 2025 was an expense of 0% and 2.7%, respectively, on pre-tax losses, compared to an expense of 3.1% and 37.5%, respectively, on pre-tax income for the three and six months ended June 30, 2024. The effective tax rate for the three and six months ended June 30, 2025 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to a valuation allowance recorded for U.S. federal and state net operating losses. The Company’s effective tax rate for the three months ended June 30, 2024 was lower than the statutory rate primarily due to a decrease in the Company’s valuation allowance relating to U.S. federal and state net operating losses. The effective tax rate for the six months ended June 30, 2024 was higher than the statutory rate primarily due to the non-deductibility of certain executive compensation costs and other employee benefits, as well as shortfalls related to the vesting and exercise of the Company’s share-based awards offset by a decrease in the valuation allowance.
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of June 30, 2025, it was more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, as of June 30, 2025, the Company had a valuation allowance of $45 million against its deferred tax assets for U.S. federal and state net operating loss carryforwards, which included increases in the Company’s valuation allowance of $14 million and $26 million, respectively, recorded during the three and six months ended June 30, 2025.
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
Debt
The estimated fair value of the Company’s debt agreements has been determined to be a Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$386	$391	$329	$333
Building notes	12	12	12	12
Unsecured debt:
Affinity card advance purchase of miles	101	99	100	98
PSP Promissory Notes	66	63	66	62
Total debt	$565	$565	$507	$505

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of June 30, 2025
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$563	$563	$—	$—

		Fair Value Measurements as of December 31, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$740	$740	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2024 and June 30, 2025.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Related Parties
Management Services
Certain substantial stockholders of the Company are affiliates of Indigo Partners LLC (“Indigo Partners”) and Indigo Partners provides management services to the Company, for which the Company is assessed a quarterly fee. The Company recorded $1 million for each of the three and six months ended June 30, 2025 and 2024, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
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
13. Subsequent Events
Flight Equipment Commitments
In July 2025, the Company executed an agreement with Pratt & Whitney to have their PW1100 Geared Turbo Fan (“GTF”) engines power 91 Airbus A321neo aircraft, with the first of these aircraft scheduled for delivery in the fourth quarter of 2026. This agreement also includes a long-term service contract for engine maintenance. In addition, the Company will add 28 spare engine commitments to its future orderbook.
These changes are reflected in the table below and reflect one aircraft delivered in July 2025:

	A320neo	A321neo	Total Aircraft	Engines(a)
Year Ending
Remainder of 2025	7	5	12	16
2026	8	15	23	2
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	5
Thereafter	—	40	40	9
Total	27	152	179	37
__________________
(a)    The planned deliveries for the third and fourth quarter of 2025 are 5 and 11, respectively.

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
Recent Developments
Macroeconomic Conditions. The Trump Administration is in the process of expanding the scope of tariffs, which has significantly increased the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory measures against the United States.
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
Labor. We are currently in negotiations with the unions which represent our pilots, flight attendants, material specialist and maintenance controllers regarding their next labor contracts. Additionally, a new five-year contract with our aircraft appearance agents became effective as of July 11, 2025. Please refer to “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” for additional information.
Legal. During 2024, we received a preliminary assessment in the amount of $149 million related to the applicability of federal excise tax to certain optional ancillary products and services. In June 2025, we received an updated assessment in the amount of $133 million. We established an estimated liability for certain fees subject to the assessment where we believe a loss for this matter is probable and reasonably estimable. We are contesting the updated assessment.
Pratt & Whitney. Since 2022, we have introduced aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for our planned future deliveries. During 2023, Pratt & Whitney announced the requirement, mandated by the U.S. Federal Aviation Administration, that certain engines be removed for inspection due to a possible condition in the powdered metal used to manufacture certain engine parts. This will require accelerated inspection of the PW1100 GTF engine, which we use for certain of our A320neo family aircraft, and could result in lengthy turnaround times to perform these inspections, including any resulting repairs or other modifications that may be identified. Although our operations have not been materially impacted as of June 30, 2025, this inspection program may have an adverse impact on our operations, particularly when we are required to temporarily take aircraft out of service. We continue to assess the impact on our future capacity plans.
In July 2025, we executed an agreement with Pratt & Whitney to have their GTF engines power 91 Airbus A321neo aircraft as well as establishing 28 additional spare engines to be delivered throughout the orderbook. Please refer to “Notes to Condensed Consolidated Financial Statements — 13. Subsequent Events” for additional information.

Overview
The following table provides select financial and operational information for the three and six months ended June 30, 2025 and 2024, respectively (in millions, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating revenues	$929	$973	$1,841	$1,838
Total operating expenses	$1,004	$948	$1,962	$1,844
Income (loss) before income taxes	$(70)	$32	$(110)	$8
Available seat miles (“ASMs”)	10,313	10,552	20,262	19,998
Earnings (loss) per share, diluted	$(0.31)	$0.14	$(0.50)	$0.02
Revenues
Total operating revenues for the three months ended June 30, 2025 totaled $929 million, a decrease of 5% compared to the three months ended June 30, 2024. This was primarily due to a 2% moderation in capacity, as measured by ASMs, as part of strategic initiatives to stabilize pricing, and a 2% decrease in revenue per available seat mile (“RASM”) for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The RASM decrease was driven by a 5% higher average stage length supported by 9% fewer departures, which also contributed to the 4% decrease in passenger enplanements, partly offset by the 1.2-point increase in load factor on a higher capacity fleet mix as compared to the corresponding prior year period.
Total operating revenues for the six months ended June 30, 2025 totaled $1,841 million, which is consistent with the six months ended June 30, 2024. This was primarily due to the 1% increase in capacity, as measured by ASMs, offset by a RASM decrease of 1% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Operating Expenses
Total operating expenses during the three months ended June 30, 2025 increased to $1,004 million, resulting in a cost per available seat mile (“CASM”) of 9.73¢, an increase of 8%, as compared to the three months ended June 30, 2024. Fuel expense for the three months ended June 30, 2025 was $58 million lower than the corresponding prior year period. The 20% decrease in fuel expense for the three months ended June 30, 2025 was primarily driven by the 17% decrease in fuel cost per gallon, as well as the 4% decrease in fuel gallons consumed, as a result of our 2% capacity reduction.
Our non-fuel expenses increased by 17% during the three months ended June 30, 2025, as compared to the corresponding prior year period, driven primarily by increased aircraft rent due to a larger fleet size and higher lease return costs, decreased sale-leaseback transactions, and increased station costs due to station mix and rate inflation, partly offset by decreased operations from fewer passengers and departures. CASM (excluding fuel), a non-GAAP measure, increased 20% to 7.50¢, on a 2% decrease in capacity for the three months ended June 30, 2025, as compared to the corresponding prior year period based on the aforementioned factors.
Total operating expenses during the six months ended June 30, 2025 increased to $1,962 million, resulting in a CASM of 9.68¢, an increase of 5% compared to the six months ended June 30, 2024. Fuel expense for the six months ended June 30, 2025 was $83 million lower than the corresponding prior year period. The 15% decrease in fuel expense for the six months ended June 30, 2025 was primarily driven by the 15% decrease in fuel cost per gallon while consumption held flat.
Our non-fuel expenses increased 16% during the six months ended June 30, 2025, as compared to the corresponding prior year period, driven primarily by a decrease in sale-leaseback transactions, increased station operations due to station mix and rate inflation and increased aircraft rent due to a larger fleet, partly offset by lower lease return costs during the same period. CASM (excluding fuel), a non-GAAP measure, increased 14% to 7.37¢, on a 1% increase in capacity for the six months ended June 30, 2025, as compared to the corresponding prior year based on the aforementioned factors.
Net Income (Loss)
We generated a net loss of $70 million during the three months ended June 30, 2025, compared to net income of $31 million for the three months ended June 30, 2024. There were no non-GAAP adjustments for each of the three months ended June 30, 2025 and 2024.
We generated a net loss of $113 million during the six months ended June 30, 2025, compared to net income of $5 million for the six months ended June 30, 2024. There were no non-GAAP adjustments during the six months ended June 30, 2025. For the six months ended June 30, 2024, our adjusted net income, a non-GAAP measure, was $10 million, due to the $5 million valuation allowance.
For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Results of Operations — Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” and “Results of Operations — Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR”.
Liquidity
As of June 30, 2025, our total available liquidity was $766 million, made up of unrestricted cash and cash equivalents, including $205 million of funds available to be drawn under our revolving line of credit available for general corporate purposes (the “Revolving Loan Facility”).
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating Revenues

	Three Months Ended June 30,		Change
	2025	2024
Operating revenues ($ in millions):
Passenger	$898	$950	$(52)	(5)%
Other	31	23	8	35%
Total operating revenues	$929	$973	$(44)	(5)%

Operating statistics:
ASMs (millions)	10,313	10,552	(239)	(2)%
Revenue passenger miles (“RPMs”) (millions)	8,182	8,238	(56)	(1)%
Average stage length (miles)	942	899	43	5%
Load factor	79.3%	78.1%	1.2 pts	N/A
RASM (¢)	9.01	9.21	(0.20)	(2)%
Total ancillary revenue per passenger ($)	68.33	69.34	(1.01)	(1)%
Total revenue per passenger ($)	109.27	109.25	0.02	—%
Passengers (thousands)	8,499	8,899	(400)	(4)%

Total operating revenue decreased $44 million, or 5%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Capacity, as measured by ASMs, and RASM each decreased 2%, with the decrease in RASM driven by a 5% higher average stage length supported by 9% fewer departures, which also contributed to the 4% decrease in passenger enplanements, partly offset by the 1.2-point increase in load factor with total revenue per passenger remaining flat, as compared to the corresponding period. Strategic initiatives to stabilize pricing resulted in a moderation of capacity, which was driven by a 13% decrease in average daily aircraft utilization during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, partly offset by the 12% increase in average aircraft in service.
Operating Expenses

	Three Months Ended June 30,		Change		Cost per ASM				Change
	2025	2024			2025		2024
Operating expenses ($ in millions):(a)
Aircraft fuel	$230	$288	$(58)	(20)%	2.23	¢	2.74	¢	(19)%
Salaries, wages and benefits	254	244	10	4%	2.46		2.31		6%
Aircraft rent	194	147	47	32%	1.88		1.39		35%
Station operations	178	163	15	9%	1.73		1.54		12%
Maintenance, materials and repairs	47	42	5	12%	0.46		0.40		15%
Sales and marketing	39	47	(8)	(17)%	0.38		0.45		(16)%
Depreciation and amortization	21	18	3	17%	0.20		0.17		18%
Other operating	41	(1)	42	N/M	0.39		(0.02)		N/M
Total operating expenses	$1,004	$948	$56	6%	9.73	¢	8.98	¢	8%

Operating statistics:
ASMs (millions)	10,313	10,552	(239)	(2)%
Average stage length (miles)	942	899	43	5%
Passengers (thousands)	8,499	8,899	(400)	(4)%
Departures	52,147	57,176	(5,029)	(9)%
CASM (excluding fuel) (¢)(b)	7.50	6.24	1.26	20%
Adjusted CASM (excluding fuel) (¢)(b)	7.50	6.24	1.26	20%
Fuel cost per gallon ($)	2.36	2.84	(0.48)	(17)%
Fuel gallons consumed (thousands)	97,427	101,690	(4,263)	(4)%
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
Aircraft Fuel. Aircraft fuel expense decreased by $58 million, or 20%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily due to the 17% decrease in fuel cost per gallon, as well as the 4% decrease in fuel gallons consumed, driven by lower capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $10 million, or 4%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to higher employee benefit costs as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $47 million, or 32%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a larger fleet and higher lease return costs in the current period due to aircraft lease extension events and the corresponding benefit that occurred in the comparable three months ended June 30, 2024.
Station Operations. Station operations expense increased by $15 million, or 9%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase in station mix and rate inflation, offset by a 4% decrease in passengers and 9% decrease in departures.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $5 million, or 12%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to the 12% increase in average aircraft in service, which resulted in higher aircraft repairs and materials costs, partially offset by lower engine repair costs.
Sales and Marketing. Sales and marketing expense decreased by $8 million, or 17%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to the decrease in third-party distribution channel fees, media advertising and credit card fees as a result of a 5% decrease in revenue. The following table presents our distribution channel mix:

	Three Months Ended June 30,		Change
Distribution Channel	2025	2024
Our website, mobile app and other direct channels	70%	72%	(2)	pts
Third-party channels	30%	28%	2	pts
Depreciation and Amortization. Depreciation and amortization expense increased by $3 million, or 17%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to an increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating. Other operating resulted in an expense of $41 million during the three months ended June 30, 2025, compared to a net gain of $1 million during the three months ended June 30, 2024. This movement was primarily driven by a decrease in sale-leaseback gains, as a result of three aircraft inductions subject to sale-leaseback transactions in the current period, compared to six aircraft inductions and two engine inductions subject to sale-leaseback transactions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $2 million, or 29%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily due to increased interest expense and lower interest income from lower balances in interest-bearing cash accounts, driven by higher principal balances on our debt, partially offset by greater capitalized interest.
Income Taxes. Our effective tax rate for the three months ended June 30, 2025 was 0% on a pre-tax loss, compared to an expense of 3.1% on pre-tax income for the three months ended June 30, 2024. The primary difference between the effective tax rate and the federal statutory rate was related to an increase in our valuation allowance relating to federal and state net operating losses. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Results of Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating Revenues

	Six Months Ended June 30,		Change
	2025	2024
Operating revenues ($ in millions):
Passenger	$1,782	$1,795	$(13)	(1)%
Other	59	43	16	37%
Total operating revenues	$1,841	$1,838	$3	—%

Operating statistics:
ASMs (millions)	20,262	19,998	264	1%
RPMs (millions)	15,636	15,107	529	4%
Average stage length (miles)	933	925	8	1%
Load factor	77.2%	75.5%	1.7 pts	N/A
RASM (¢)	9.08	9.19	(0.11)	(1)%
Total ancillary revenue per passenger ($)	69.96	72.86	(2.90)	(4)%
Total revenue per passenger ($)	112.66	115.54	(2.88)	(2)%
Passengers (thousands)	16,338	15,904	434	3%
Total operating revenue increased $3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. While capacity grew by 1%, as measured by ASMs, revenue was unfavorably impacted by the 1% decrease in RASM driven by a 2% decline in total revenue per passenger, partly offset by 1.7-point increase in load factor and a 1% increase in average stage length, as compared to the corresponding prior year period. The increase in capacity was driven by the 12% increase in average aircraft in service during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, offset by an 11% decrease in average daily aircraft utilization for the corresponding prior year period.

Operating Expenses

	Six Months Ended June 30,		Change		Cost per ASM				Change
	2025	2024			2025		2024
Operating expenses ($ in millions):(a)
Aircraft fuel	$468	$551	$(83)	(15)%	2.31	¢	2.76	¢	(16)%
Salaries, wages and benefits	503	477	26	5%	2.48		2.39		4%
Aircraft rent	355	306	49	16%	1.75		1.53		14%
Station operations	358	300	58	19%	1.77		1.50		18%
Maintenance, materials and repairs	98	91	7	8%	0.48		0.46		4%
Sales and marketing	80	87	(7)	(8)%	0.39		0.44		(11)%
Depreciation and amortization	41	34	7	21%	0.20		0.17		18%
Other operating	59	(2)	61	N/M	0.30		(0.03)		N/M
Total operating expenses	$1,962	$1,844	$118	6%	9.68	¢	9.22	¢	5%

Operating statistics:
ASMs (millions)	20,262	19,998	264	1%
Average stage length (miles)	933	925	8	1%
Passengers (thousands)	16,338	15,904	434	3%
Departures	103,505	105,842	(2.337)	(2)%
CASM (excluding fuel) (¢) (b)	7.37	6.46	0.91	14%
Adjusted CASM (excluding fuel) (¢) (b)	7.37	6.46	0.91	14%
Fuel cost per gallon ($)	2.45	2.88	(0.43)	(15)%
Fuel gallons consumed (thousands)	190,639	191,347	(708)	—%
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
Aircraft Fuel. Aircraft fuel expense decreased by $83 million, or 15%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily due to the 15% decrease in fuel cost per gallon.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $26 million, or 5%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was due to higher crew costs and higher employee benefit costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $49 million, or 16%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a larger fleet, partially offset by lower aircraft lease return costs.
Station Operations. Station operations expense increased by $58 million, or 19%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to station mix and rate inflation as well as increased airport operations.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $7 million, or 8%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily due to the 12% increase in average aircraft in service, which resulted in higher aircraft repair and materials costs, offset by lower engine repair costs.
Sales and Marketing. Sales and marketing expense decreased by $7 million, or 8%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to the decrease in distribution channel fees, media advertising and credit card fees. The following table presents our distribution channel mix:

	Six Months Ended June 30,		Change
Distribution Channel	2025	2024
Our website, mobile app and other direct channels	72%	72%	—	pt
Third-party channels	28%	28%	—	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $7 million, or 21%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to our growing fleet and increased capital maintenance events.
Other Operating. Other operating resulted in an expense of $59 million during the six months ended June 30, 2025, compared to a net gain of $2 million during the six months ended June 30, 2024. This movement was primarily driven by the decrease in sale-leaseback gains as a result of seven aircraft inductions and two engine inductions subject to sale-leaseback transactions in the current period, compared to twelve aircraft inductions and two engine inductions subject to sale-leaseback transactions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $3 million, or 21%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to increased interest expense driven by higher principal debt balances and lower interest income from lower cash balances in interest-bearing cash accounts.
Income Taxes. Our effective tax rate for the six months ended June 30, 2025 was an expense of 2.7%, compared to an expense of 37.5% for the six months ended June 30, 2024, on pre-tax loss and pre-tax income for each of the respective periods. The primary difference between the effective tax rate and the federal statutory rate for the six months ended June 30, 2025 was related to an increase in our valuation allowance relating to federal and state net operating losses. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended June 30,
	2025		2024
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.73		8.98
Aircraft fuel	(230)	(2.23)	(288)	(2.74)
CASM (excluding fuel)(b)		7.50		6.24

Adjusted CASM (excluding fuel)(b)(c)		7.50		6.24
Aircraft fuel	230	2.23	288	2.74
Adjusted CASM(c)(d)		9.73		8.98
Net interest expense (income)	(5)	(0.05)	(7)	(0.08)
Adjusted CASM + net interest(e)		9.68		8.90

CASM		9.73		8.98
Net interest expense (income)	(5)	(0.05)	(7)	(0.08)
CASM + net interest(e)		9.68		8.90
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
(c)For each of the three months ended June 30, 2025 and 2024, there were no non-GAAP pre-tax adjustments.
(d)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of our base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(e)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of our base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Six Months Ended June 30, 2025
	2025		2024
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.68		9.22
Aircraft fuel	(468)	(2.31)	(551)	(2.76)
CASM (excluding fuel)(b)		7.37		6.46

Adjusted CASM (excluding fuel)(b)(c)		7.37		6.46
Aircraft fuel	468	2.31	551	2.76
Adjusted CASM(c)(d)		9.68		9.22
Net interest expense (income)	(11)	(0.06)	(14)	(0.07)
Adjusted CASM + net interest(e)		9.62		9.15

CASM		9.68		9.22
Net interest expense (income)	(11)	(0.06)	(14)	(0.07)
CASM + net interest(e)		9.62		9.15
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
(c)For each of the six months ended June 30, 2025 and 2024, there were no non-GAAP pre-tax adjustments.
(d)Adjusted CASM is included as supplemental disclosure because we believe it is a useful metric to properly compare our cost management and performance to other peers, as derivations of Adjusted CASM are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of our base operating performance or future results. Adjusted CASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(e)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of our base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted net income (loss)(a)	$(70)	$31	$(113)	$10
EBITDA(a)	$(54)	$43	$(80)	$28
EBITDAR(b)	$140	$190	$275	$334
Adjusted EBITDA(a)	$(54)	$43	$(80)	$28
Adjusted EBITDAR(b)	$140	$190	$275	$334
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
(b)EBITDAR and adjusted EBITDAR are included as supplemental disclosures because we believe them to be useful solely as valuation metrics for airlines as their calculations isolate the effects of financing in general, the accounting effects of capital spending and acquisitions (primarily aircraft, which may be acquired directly, directly subject to acquisition debt, by capital lease or by operating lease, each of which is presented differently for accounting purposes), and income taxes, which may vary significantly between periods and for different airlines for reasons unrelated to the underlying value of a particular airline. However, EBITDAR and adjusted EBITDAR are not determined in accordance with GAAP, are susceptible to varying calculations and not all companies calculate the measure in the same manner. As a result, EBITDAR and adjusted EBITDAR, as presented, may not be directly comparable to similarly titled measures presented by other companies. In addition, EBITDAR and adjusted EBITDAR should not be viewed as measures of overall performance since they exclude aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. Accordingly, you are cautioned not to place undue reliance on this information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(70)	$31	$(113)	$5
Valuation allowance(a)	—	—	—	5
Adjusted net income (loss)(b)	$(70)	$31	$(113)	$10

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(70)	$31	$(113)	$5
Plus (minus):
Interest expense	10	8	19	17
Capitalized interest	(8)	(7)	(16)	(16)
Interest income and other	(7)	(8)	(14)	(15)
Income tax expense (benefit)	—	1	3	3
Depreciation and amortization	21	18	41	34
EBITDA	(54)	43	(80)	28
Plus: Aircraft rent	194	147	355	306
EBITDAR	$140	$190	$275	$334

Adjusted EBITDA(b)	$(54)	$43	$(80)	$28
Plus: Aircraft rent	194	147	355	306
Adjusted EBITDAR(b)	$140	$190	$275	$334
___________________
(a)During the six months ended June 30, 2024, we recorded a $5 million non-cash valuation allowance against our U.S. federal and state net operating loss deferred tax assets, which largely do not expire, mainly as a result of being in a three-year historical cumulative pre-tax loss position and due to the loss generated during the three months ended March 31, 2024, which had no impact on cash taxes and is not reflective of our effective tax rate for deductible net operating losses generated or actual cash tax obligations created. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.
(b)For each of the three and six months ended June 30, 2025 and 2024, there were no non-GAAP pre-tax adjustments.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2025 and 2024. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended June 30,			Change	Six Months Ended June 30,			Change
	2025	2024			2025	2024
Operating statistics (unaudited)(a)
Available seat miles (“ASMs”) (millions)	10,313	10,552		(2)%	20,262	19,998		1%
Departures	52,147	57,176		(9)%	103,505	105,842		(2)%
Average stage length (miles)	942	899		5%	933	925		1%
Block hours	140,149	147,506		(5)%	276,885	279,563		(1)%
Average aircraft in service	163	145		12%	158	141		12%
Aircraft – end of period	164	148		11%	164	148		11%
Average daily aircraft utilization (hours)	9.7	11.2		(13)%	9.7	10.9		(11)%
Passengers (thousands)	8,499	8,899		(4)%	16,338	15,904		3%
Average seats per departure	208	204		2%	208	203		2%
RPMs (millions)	8,182	8,238		(1)%	15,636	15,107		4%
Load Factor	79.3%	78.1%	1.2	pts	77.2%	75.5%	1.7	pts
Fare revenue per passenger ($)	40.94	39.91		3%	42.70	42.68		—%
Non-fare passenger revenue per passenger ($)	64.77	66.80		(3)%	66.39	70.15		(5)%
Other revenue per passenger ($)	3.56	2.54		40%	3.57	2.71		32%
Total ancillary revenue per passenger ($)	68.33	69.34		(1)%	69.96	72.86		(4)%
Total revenue per passenger ($)	109.27	109.25		—%	112.66	115.54		(2)%
Total revenue per available seat mile (“RASM”) (¢)	9.01	9.21		(2)%	9.08	9.19		(1)%
RASM, stage-length adjusted to 1,000 miles (¢) (c)	8.74	8.73		—%	8.78	8.84		(1)%
Cost per available seat mile (“CASM”) (¢)	9.73	8.98		8%	9.68	9.22		5%
CASM (excluding fuel) (¢) (b)	7.50	6.24		20%	7.37	6.46		14%
CASM + net interest (¢) (b)	9.68	8.90		9%	9.62	9.15		5%
Adjusted CASM (¢) (b)	9.73	8.98		8%	9.68	9.22		5%
Adjusted CASM (excluding fuel) (¢) (b)	7.50	6.24		20%	7.37	6.46		14%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢) (b)(c)	7.28	5.92		23%	7.12	6.21		15%
Adjusted CASM + net interest (¢) (b)	9.68	8.90		9%	9.62	9.15		5%
Adjusted CASM + net interest, stage-length adjusted to 1,000 miles (¢) (b)(c)	9.40	8.44		11%	9.30	8.80		6%
Fuel cost per gallon ($)	2.36	2.84		(17)%	2.45	2.88		(15)%
Fuel gallons consumed (thousands)	97,427	101,690		(4)%	190,639	191,347		—%
Full-time equivalent employees	7,766	8,100		(4)%	7,766	8,100		(4)%
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
(c)Stage-Length Adjusted (SLA) to 1,000 miles: Applicable Operating Statistic * Square root (stage length / 1,000).

Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $766 million of total available liquidity, consisting of $561 million in unrestricted cash and cash equivalents and $205 million in total undrawn capacity on our Revolving Loan Facility. We had $560 million of total debt, net, of which $326 million is short-term and consists primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net is comprised of $386 million outstanding under our Pre-delivery Credit Facilities, $101 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $66 million in 10-year, low-interest loans (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”) and $12 million in secured indebtedness for our headquarters building, partially offset by $5 million in deferred debt acquisition costs.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, we issued warrants (the “Warrants”) to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. These Warrants will expire during 2025 and 2026. In June 2024, the Treasury sold all such Warrants to a financial institution. During the six months ended June 30, 2025, 1,244,608 Warrants were exercised. We settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. As of June 30, 2025, Warrants to purchase 1,873,332 shares of FGHI common stock were outstanding.
During the six months ended June 30, 2024, we reached an agreement with one of our aircraft lessors which eliminated requirements to pay maintenance reserves held as collateral in advance of our required performance of major maintenance activities on our aircraft leases. As a result of the agreement, the lessor disbursed back to us previously paid aircraft maintenance deposits of approximately $104 million. As a result, we no longer have any aircraft maintenance deposits with any of our lessors.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	June 30, 2025	December 31, 2024
	($ in millions)
Cash and cash equivalents	$563	$740
Total current assets, excluding cash and cash equivalents	$269	$250
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$1,019	$927
Current maturities of long-term debt, net	$326	$261
Long-term debt, net	$234	$241
Stockholders’ equity	$506	$604
Debt to capital ratio	53%	45%
Debt to capital ratio, including operating lease obligations	91%	88%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our debt facilities, and cash flows from operating activities and sale-leaseback financing. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings under the Pre-delivery Credit Facilities, our undrawn Revolving Loan Facility and/or potential issuances of debt or equity. The Revolving Loan Facility also permits us to enter into additional indebtedness secured by our loyalty program and brand-related assets, to the extent such indebtedness is pari passu to that of the Revolving Loan Facility. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of June 30, 2025, we operated all of our 164 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of June 30, 2025, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $476 million, had $386 million outstanding. As of June 30, 2025, we had $466 million of PDPs held by Airbus which have been partially financed by our Pre-delivery Credit Facilities.
As of June 30, 2025, we had a firm obligation to purchase 180 A320neo family aircraft and 9 additional spare engines to be delivered by 2031. Of our aircraft commitments, 22 had committed operating leases for deliveries occurring between 2025 and 2026. We intend to evaluate financing options for the remaining aircraft.
The following table summarizes current and long-term material cash requirements as of June 30, 2025, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations(a)	$182	$191	$13	$9	$93	$77	$565
Interest commitments(b)	15	18	12	11	8	4	68
Operating lease obligations(c)	363	720	712	657	582	2,696	5,730
Flight equipment purchase obligations(d)	753	1,384	2,058	2,114	2,265	2,549	11,123
Total	$1,313	$2,313	$2,795	$2,791	$2,948	$5,326	$17,486
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of June 30, 2025, our affinity card unsecured debt due through 2029, our building notes due through 2031 and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 5. Debt.”
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

Cash Flows
The following table presents information regarding our cash flows in the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(219)	$(13)
Net cash used in investing activities	(113)	(34)
Net cash provided by financing activities	155	96
Net increase (decrease) in cash, cash equivalents and restricted cash	(177)	49
Cash, cash equivalents and restricted cash at beginning of period	740	609
Cash, cash equivalents and restricted cash at end of period	$563	$658
Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities totaled $219 million, which was driven by a $113 million net loss, $71 million of outflows from changes in operating assets and liabilities, and $35 million of non-cash adjustments.
The $71 million of outflows from changes in operating assets and liabilities included:
•$103 million in increases in other long-term assets primarily driven by increases in capital maintenance and prepaid maintenance;
•$32 million in decreases in other liabilities primarily driven by leased aircraft return accruals and other operational related accruals; and
•$25 million in increases in accounts receivable; partially offset by
•$51 million in increases in accounts payable;
•$30 million in increases in our air traffic liability primarily driven by increased bookings on higher average fares and an increase in non-refundable customer flight credits for future travel; and
•$8 million in decreases in supplies and other current assets.
Our net loss of $113 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$90 million in gains recognized on sale-leaseback transactions; partially offset by
•$41 million in depreciation and amortization;
•$11 million in stock-based compensation expense; and
•$3 million in deferred income tax expense.
During the six months ended June 30, 2024, net cash used in operating activities totaled $13 million, which was driven by non-cash adjustments of $102 million, partially offset by $5 million of net income and $84 million of inflows from changes in operating assets and liabilities.

The $84 million of inflows from changes in operating assets and liabilities included:
•$82 million in decreases in our capitalized aircraft maintenance deposits;
•$70 million in increases in our air traffic liability driven by increased bookings;
•$28 million in increases in other liabilities primarily driven by passenger taxes payable;
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
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities totaled $113 million, driven by:
•$62 million in net outflows for PDP activity; and
•$51 million in cash outflows for capital expenditures.
During the six months ended June 30, 2024, net cash used in investing activities totaled $34 million, driven by:
•$48 million in cash outflows for capital expenditures; and
•$1 million in cash outflows relating to other investing activity; partially offset by
•$15 million in net proceeds for PDP activity.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $155 million, driven by:
•$101 million in cash proceeds from debt issuances, consisting of $100 million drawn on our Pre-delivery Credit Facilities and $1 million drawn on our Barclays facility;
•$93 million in net proceeds received from sale-leaseback transactions; and
•$6 million in proceeds from the exercise of stock options; partially offset by
•$43 million in cash outflows from principal repayments on the Pre-delivery Credit Facilities; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.

During the six months ended June 30, 2024, net cash provided by financing activities was $96 million, primarily driven by:
•$142 million in cash proceeds from debt issuances, consisting of $133 million drawn on our Pre-delivery Credit Facilities, $6 million in new borrowing on our building note and $3 million drawn on our Barclays facility;
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
As of June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2025. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2024 Annual Report.
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
“DOT” means the U.S. Department of Transportation.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the second quarter of 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On May 12, 2025, Barry Biffle, our Chief Executive Officer and a member of our board of directors, terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which was originally adopted on August 14, 2024 for the sale of up to 2,164,580 shares of our common stock until August 8, 2025.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	5/16/2025	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.2	Form of Common Stock Warrant.	10-Q	001-40304	8/8/2024	4.2

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FRONTIER GROUP HOLDINGS, INC.

Date: August 5, 2025	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)