Form 10-Q
period 2025-09-30
Frontier Group Holdings, Inc.
filed 2025-11-05
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 228,950,914 shares of common stock, $0.001 par value per share, outstanding as of October 31, 2025.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$566	$740
Accounts receivable, net	93	73
Supplies, net	90	79
Other current assets	98	98
Total current assets	847	990
Property and equipment, net	492	376
Operating lease right-of-use assets	4,321	3,930
Pre-delivery deposits for flight equipment	509	404
Intangible assets, net	27	27
Other assets	505	426
Total assets	$6,701	$6,153
Liabilities and stockholders’ equity
Accounts payable	$159	$115
Air traffic liability	325	294
Frequent flyer liability	18	18
Current maturities of long-term debt, net	363	261
Current maturities of operating leases	718	664
Other current liabilities	527	500
Total current liabilities	2,110	1,852
Long-term debt, net	305	241
Long-term operating leases	3,646	3,302
Long-term frequent flyer liability	36	31
Other long-term liabilities	170	123
Total liabilities	6,267	5,549
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 228,229,561 and 225,440,496 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	434	414
Retained earnings	6	196
Accumulated other comprehensive income (loss)	(6)	(6)
Total stockholders’ equity	434	604
Total liabilities and stockholders’ equity	$6,701	$6,153
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Passenger	$854	$910	$2,636	$2,705
Other	32	25	91	68
Total operating revenues	886	935	2,727	2,773
Operating expenses:
Aircraft fuel	234	261	702	812
Salaries, wages and benefits	251	236	754	713
Aircraft rent	181	177	536	483
Station operations	173	164	531	464
Maintenance, materials and repairs	52	53	150	144
Sales and marketing	38	46	118	133
Depreciation and amortization	24	19	65	53
Other operating	10	(40)	69	(42)
Total operating expenses	963	916	2,925	2,760
Operating income (loss)	(77)	19	(198)	13
Other income (expense):
Interest expense	(15)	(10)	(34)	(27)
Capitalized interest	10	8	26	24
Interest income and other	6	10	20	25
Total other income (expense)	1	8	12	22
Income (loss) before income taxes	(76)	27	(186)	35
Income tax expense (benefit)	1	1	4	4
Net income (loss)	$(77)	$26	$(190)	$31
Earnings (loss) per share:
Basic	$(0.34)	$0.11	$(0.84)	$0.14
Diluted	$(0.34)	$0.11	$(0.84)	$0.14
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(77)	$26	$(190)	$31
Amortization from cash flow hedges, net of adjustment for deferred tax benefit (expense) of less than $1 for each of the three and nine months ended September 30, 2025 and 2024	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(77)	$26	$(190)	$31
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(190)	$31
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	4	3
Depreciation and amortization	65	53
Gains recognized on sale-leaseback transactions	(157)	(218)
Stock-based compensation	16	12
Loss on extinguishment of debt	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	(20)	(53)
Supplies and other current assets	(28)	4
Aircraft maintenance deposits	—	82
Other long-term assets	(179)	(142)
Accounts payable	31	2
Air traffic liability	31	39
Other liabilities	(7)	17
Cash used in operating activities	(434)	(169)
Cash flows from investing activities:
Capital expenditures	(53)	(62)
Pre-delivery deposits for flight equipment, net of refunds	(105)	17
Other	—	(1)
Cash used in investing activities	(158)	(46)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	354	418
Principal repayments on debt	(188)	(420)
Proceeds from sale-leaseback transactions	248	185
Proceeds from the exercise of stock options	6	1
Tax withholdings on share-based awards	(2)	(2)
Cash provided by financing activities	418	182
Net decrease in cash, cash equivalents and restricted cash	(174)	(33)
Cash, cash equivalents and restricted cash, beginning of period	740	609
Cash, cash equivalents and restricted cash, end of period	$566	$576
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
Net income (loss)	—	—	—	(26)	—	(26)
Shares issued in connection with vesting of restricted stock units	741,546	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(252,094)	—	(2)	—	—	(2)
Stock option exercises	398,062	—	1	—	—	1
Stock-based compensation	—	—	4	—	—	4
Balance at March 31, 2024	223,886,304	$—	$406	$85	$(7)	$484
Net income (loss)	—	—	—	31	—	31
Shares issued in connection with vesting of restricted stock units	248,979	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(23,772)	—	—	—	—	—
Stock option exercises	360,155	—	—	—	—	—
Stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2024	224,471,666	$—	$411	$116	$(7)	$520
Net income (loss)	—	—	—	26	—	26
Shares issued in connection with vesting of restricted stock units	67,373	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(20,894)	—	—	—	—	—
Stock option exercises	—	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Balance at September 30, 2024	224,518,145	$—	$414	$142	$(7)	$549

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2024	225,440,496	$—	$414	$196	$(6)	$604
Net income (loss)	—	—	—	(43)	—	(43)
Shares issued in connection with vesting of restricted stock units	732,422	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(224,187)	—	(2)	—	—	(2)
Shares issued in connection with warrant exercises, net	248,893	—	—	—	—	—
Stock option exercises	1,542,583	—	6	—	—	6
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2025	227,740,207	$—	$423	$153	$(6)	$570
Net income (loss)	—	—	—	(70)	—	(70)
Shares issued in connection with vesting of restricted stock units	424,649	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(50,258)	—	—	—	—	—
Stock option exercises	19,950	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	6
Balance at June 30, 2025	228,134,548	—	$429	$83	$(6)	$506
Net income (loss)	—	—	—	(77)	—	(77)
Shares issued in connection with vesting of restricted stock units	109,043	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(33,980)	—	—	—	—	—
Stock option exercises	19,950	—	—	—	—	—
Stock-based compensation	—	—	5	—	—	5
Balance at September 30, 2025	228,229,561	$—	$434	$6	$(6)	$434
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
The Company is managed as a single business unit that provides air transportation for passengers and management has concluded there is only one reportable segment. The Company has identified net income (loss) as the primary measurement of the segment’s profit or loss. Please see the Company’s “Condensed Consolidated Statements of Operations” for net income (loss), as well as other significant revenue and expense components of profit or loss, for the three and nine months ended September 30, 2025 and 2024. The Company has identified total assets as the primary measurement of the segment’s assets. Please see the Company’s “Condensed Consolidated Balance Sheets” for total assets as of September 30, 2025 and December 31, 2024.
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
2. Revenue Recognition
As of September 30, 2025 and December 31, 2024, the Company’s air traffic liability balance was $338 million and $303 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2025, 93% of the air traffic liability as of December 31, 2024 was recognized as passenger revenue within the Company’s condensed

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated statements of operations. Of the air traffic liability balances as of September 30, 2025 and December 31, 2024, $78 million and $56 million, respectively, was related to unearned membership fees.
During the three and nine months ended September 30, 2025 and 2024, the Company recognized $20 million, $58 million, $7 million and $25 million, respectively, of revenue related to expected and actual expiration of customer rights to book future travel, in passenger revenues within the Company’s condensed consolidated statements of operations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Passenger revenues:
Fare	$330	$342	$1,028	$1,021
Non-fare passenger revenues:
Service fees	234	266	720	748
Baggage	178	213	569	650
Seat selection	78	64	228	195
Other	34	25	91	91
Total non-fare passenger revenue	524	568	1,608	1,684
Total passenger revenues	854	910	2,636	2,705
Other revenues	32	25	91	68
Total operating revenues	$886	$935	$2,727	$2,773
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic	$841	$890	$2,583	$2,596
Latin America	45	45	144	177
Total operating revenues	$886	$935	$2,727	$2,773
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Other Current Assets
Other current assets consist of the following (in millions):

	September 30, 2025	December 31, 2024
Supplier incentives	$55	$56
Prepaid expenses	24	18
Forgivable loans	13	16
Income tax and other taxes receivable	4	4
Other	2	4
Total other current assets	$98	$98
4. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	September 30, 2025	December 31, 2024
Passenger and other taxes and fees payable	$161	$141
Salaries, wages and benefits	127	120
Aircraft maintenance	98	51
Station obligations	68	80
Fuel liabilities	21	39
Leased aircraft return costs	6	20
Other current liabilities	46	49
Total other current liabilities	$527	$500
5. Debt
The Company’s debt obligations are as follows (in millions):

	September 30, 2025	December 31, 2024
Secured debt:
Pre-delivery Credit Facilities(a)	$419	$329
Building notes(b)	12	12
Revolving Loan Facility(c)	75	—
Unsecured debt:
Affinity card advance purchase of miles(d)	101	100
PSP Promissory Notes(e)	66	66
Total debt	673	507
Less: current maturities of long-term debt, net	(363)	(261)
Less: total debt acquisition costs and other discounts, net	(5)	(5)
Long-term debt, net	$305	$241
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
(c)In September 2024, the Company entered into a revolving line of credit available for general corporate purposes (the “Revolving Loan Facility”). The Revolving Loan Facility provides $205 million of commitments secured by the Company’s loyalty programs and brand-related assets. The Revolving Loan Facility will bear interest at a rate of SOFR plus an applicable margin, payable in quarterly installments, on any outstanding balance as well as a quarterly commitment fee at an applicable margin on the undrawn amounts. The Revolving Loan Facility matures in September 2027.
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
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. During the nine months ended September 30, 2025, 1,244,608 warrants were exercised. The Company settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. During the nine months ended September 30, 2025, 1,636,058 warrants expired. As of September 30, 2025, warrants to purchase 237,274 shares of FGHI common stock were outstanding. The remainder of the warrants will expire between March 2026 and June 2026.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash payments for interest related to debt were $31 million and $25 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s property and equipment and, as of September 30, 2025 and December 31, 2024, the Company did not have any outstanding letters of credit that were drawn upon.
As of September 30, 2025, future maturities of debt were payable as follows (in millions):

Total
Remainder of 2025	$151
2026	244
2027	99
2028	9
2029	93
Thereafter	77
Total debt principal payments	$673
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of September 30, 2025, the Company was in compliance with all of its covenants.
6. Operating Leases
Aircraft
As of September 30, 2025, the Company leased 166 aircraft with remaining terms ranging from 1 year to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of September 30, 2025, the Company leased 51 spare engines, all of which are under operating leases, with the remaining terms ranging from 1 month to 12 years. As of September 30, 2025, the lease rates for 17 of the engines depended on usage-based metrics which are variable and, as such, these leases were not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three and nine months ended September 30, 2025 and 2024, the Company completed sale-leaseback transactions with third-party lessors for 2, 9, 5, and 17 new Airbus A320neo family aircraft, respectively. Additionally, during the three and nine months ended September 30, 2025 and 2024, the Company completed six, eight, one, and three sale-leaseback transactions with third-party lessors for engines, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized gains on sale-leaseback transactions of $67 million, $157 million, $70 million and $218 million during the three and nine months ended September 30, 2025 and 2024, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and nine months ended September 30, 2025 and 2024, aircraft rent expense was $181 million, $536 million, $177 million and $483 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of probable lease return condition obligations. The portion of supplemental rent expense (benefit) related to probable lease return condition obligations was $(1) million, $2 million, $14 million, and $28 million for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company’s total leased aircraft and spare engine return cost liability was $6 million and $49 million,

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

respectively, which are reflected in accounts payable, other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.
During the nine months ended September 30, 2025, the Company extended the term for certain aircraft operating leases that were slated to expire in 2026 and 2027. For the three and nine months ended September 30, 2025, the Company recorded a benefit of $7 million and $27 million, respectively, to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. During the nine months ended September 30, 2024, the Company extended the term for certain aircraft operating leases that were slated to expire between 2025 and 2027. For the three and nine months ended September 30, 2024, the Company recorded no benefit and a benefit of $14 million, respectively, to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. These costs were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
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
Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of September 30, 2025, the remaining lease terms vary from 1 month to 13 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms range from one month to ten years as of September 30, 2025.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(a)	$186	$167	$548	$469
Variable lease cost(a)	114	100	340	273
Total lease costs	$300	$267	$888	$742
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs, and other operating within the Company’s condensed consolidated statements of operations.
During the three and nine months ended September 30, 2025 and 2024, the Company acquired, through new or modified operating leases, operating lease assets totaling $167 million, $725 million, $232 million and $1,058 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2025 and 2024, the Company paid cash of $184 million, $540 million, $156 million and $458 million, respectively, for amounts included in the measurement of lease liabilities.
7. Stock-Based Compensation
During the three and nine months ended September 30, 2025 and 2024, the Company recognized $5 million, $16 million, $3 million and $12 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options
There were no stock options granted during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, 1,582,483 vested stock options were exercised with a weighted-average exercise price of $3.57 per share. As of September 30, 2025, the weighted-average exercise price of outstanding stock options was $9.32 per share.
Restricted Stock Units
During the nine months ended September 30, 2025, 2,639,095 restricted stock units were issued with a weighted-average grant date fair value of $6.57 per share. During the nine months ended September 30, 2025, 1,266,114 restricted stock units vested, of which 308,425 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $8.41 and $9.11 per share, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Stock Units
During the nine months ended September 30, 2025, 1,199,038 performance stock units (“PSUs”) were issued, of which 710,136 PSUs were issued with a non-market-based performance condition and a weighted-average grant date fair value of $8.09 per share, and the remaining 488,902 PSUs were issued with a market-based condition and a weighted-average grant date fair value of $11.75 per share. During the nine months ended September 30, 2025, no PSUs vested.
Stockholders’ Equity
As of September 30, 2025 and December 31, 2024, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
8. Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2025, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2025	7	4	11	10
2026	8	15	23	2
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	5
Thereafter	—	40	40	9
Total	27	151	178	31
__________________
(a)    The schedule presented reflects the contractual delivery dates as of September 30, 2025 and does not reflect the notification of aircraft delivery delays communicated by Airbus during October 2025. Pursuant to the notification received from Airbus, one A321neo aircraft delivery expected in 2025 shifted into 2026. Such delays in the scheduled deliveries of Airbus aircraft may persist in future periods.
The Company is party to certain aircraft and engine purchase agreements that provide for, among other things, varying purchase incentives. These purchase incentives are allocated proportionally by aircraft or engine type over the remaining aircraft or engines to be delivered so that each aircraft’s or engine’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft or engines with lower cash payments than their associated capitalized cost. As of September 30, 2025 and December 31, 2024, the Company had $99 million and $95 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company had $24 million and less than $1 million, respectively, of deferred purchase incentives recognized within other long-term liabilities on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of September 30, 2025, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2025	$710
2026	1,365
2027	2,088
2028	2,133
2029	2,374
Thereafter	2,766
Total	$11,436
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
Following a federal excise tax audit by the Internal Revenue Service covering the first quarter of 2021 to the second quarter of 2023, in June 2025, the Company received a revised preliminary assessment in the amount of $133 million related to the applicability of federal excise tax to certain optional ancillary products and services. The Company established an estimated liability for certain fees subject to the assessment where it believes a loss for this matter is probable and reasonably estimable. The Company is contesting the updated assessment. The Company could be subject to further excise tax assessments.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 86% of all employees as of September 30, 2025. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of September 30, 2025:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	September 30, 2025
Pilots	Air Line Pilots Association (“ALPA”)	January 2024(b)	29%
Flight Attendants	Association of Flight Attendants (“AFA-CWA”)	May 2024(c)	48%
Aircraft Technicians	International Brotherhood of Teamsters (“IBT”)	May 2025(d)	6%
Aircraft Appearance Agents	IBT	July 2030(e)	1%
Dispatchers	Transport Workers Union (“TWU”)	August 2028	1%
Material Specialists	IBT	March 2022(d)	1%
Maintenance Controllers	IBT	October 2023(d)	<1%
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
(d)    The Company’s collective bargaining agreements with its material specialists, maintenance controllers and aircraft technicians, each represented by IBT, were still amendable as of September 30, 2025. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
(e)    Effective as of July 11, 2025, a new five-year contract with the Company’s aircraft appearance agents was executed.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $7 million and $6 million for health care claims estimated to be incurred but not yet paid, as of September 30, 2025 and December 31, 2024, respectively, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
9. Earnings (Loss) per Share
Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share are calculated using the treasury-stock method.
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis for the periods indicated (in millions, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Net income (loss) attributable to common stockholders	$(77)	$26	$(190)	$31
Weighted-average common shares outstanding, basic	228,174,036	224,484,159	227,515,630	224,044,697
Earnings (loss) per share, basic	$(0.34)	$0.11	$(0.84)	$0.14
Diluted:
Net income (loss) attributable to common stockholders	$(77)	$26	$(190)	$31
Weighted-average common shares outstanding, basic	228,174,036	224,484,159	227,515,630	224,044,697
Effect of dilutive potential common shares	—	1,232,093	—	2,071,009
Weighted-average common shares outstanding, diluted	228,174,036	225,716,252	227,515,630	226,115,706
Earnings (loss) per share, diluted	$(0.34)	$0.11	$(0.84)	$0.14
Due to the net loss for each of the three and nine months ended September 30, 2025, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive. Approximately 7,729,362 and 5,229,528 shares were excluded from the computation of diluted weighted-average shares for the three and nine months ended September 30, 2024, respectively, due to anti-dilutive effects.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Income Taxes
When a reliable estimate cannot be made, the Company computes the interim income tax provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company has calculated its effective tax rate using the discrete method for the three and nine months ended September 30, 2025 and 2024.
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting basis of assets and liabilities. Quarterly, the Company assesses whether it is more likely than not that sufficient taxable income will be generated to realize deferred income tax assets, and a valuation allowance is recorded when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future projected taxable income when assessing the future realization of deferred tax assets, as applicable.
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was an expense of 1.3% and 2.2%, respectively, on pre-tax losses, compared to an expense of 3.7% and 11.4%, respectively, on pre-tax income for the three and nine months ended September 30, 2024. The effective tax rate for the three and nine months ended September 30, 2025 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to a valuation allowance recorded for U.S. federal and state net operating losses. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was lower than the statutory rate primarily due to a decrease in the Company’s valuation allowance relating to U.S. federal and state net operating losses, partially offset by the non-deductibility of certain executive compensation and other employee benefits.
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of September 30, 2025, it was more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, as of September 30, 2025, the Company had a valuation allowance of $62 million against its deferred tax assets for U.S. federal and state net operating loss carryforwards, which included increases in the Company’s valuation allowance of $17 million and $43 million, respectively, recorded during the three and nine months ended September 30, 2025.
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including, but not limited to, 100% bonus depreciation, reverting to the higher, EBITDA-based, business interest expense limitation and modifying certain international tax provisions. The Company continues to analyze these provisions, but does not believe these provisions will have a material impact on its condensed consolidated financial statements.
11. Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosures, disclosures relating to how fair value is determined for assets and liabilities are required, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits, and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be a Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$419	$424	$329	$333
Revolving Loan Facility	75	77	—	—
Building notes	12	12	12	12
Unsecured debt:
Affinity card advance purchase of miles	101	98	100	98
PSP Promissory Notes	66	63	66	62
Total debt	$673	$674	$507	$505

The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of September 30, 2025
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$566	$566	$—	$—

		Fair Value Measurements as of December 31, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$740	$740	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2024 and September 30, 2025.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

12. Related Parties
Management Services
Certain substantial stockholders of the Company are affiliates of Indigo Partners LLC (“Indigo Partners”), which provides management services to the Company, for which the Company is assessed a quarterly fee. The Company recorded less than $1 million for each of the three months ended September 30, 2025 and 2024 and $1 million for each of the nine months ended September 30, 2025 and 2024, which are included as other operating expenses within the Company’s condensed consolidated statements of operations.
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
13. Subsequent Events
Series 2025-1 EETC Offering
On November 4, 2025, we issued approximately $105 million of class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) through a pass-through trust in a private placement. The pass-through trust holds series A-1 equipment notes with a coupon rate of 6.75% and final payment due October 30, 2032, that are issued by the Company and guaranteed by Frontier Airlines Holdings, Inc. and Frontier Group Holdings, Inc. The equipment notes are secured by liens on substantially all of the Company’s spare parts and tooling. Principal and interest on the issued and outstanding certificates is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2026.

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
Recent Developments
Macroeconomic Conditions. The Trump Administration is in the process of expanding the scope of tariffs, which has significantly increased the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory measures against the United States. These or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry, which may adversely impact our operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among other impacts.
Effective September 2025, the United States and European Union reached a trade agreement. The agreement, among other changes, included an exemption on tariffs for aircrafts and aircraft parts. We continue to monitor the situation and the related impacts to our business.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. We will continue to monitor the situation but do not believe this legislation will have a material impact on our income tax expense or materially change our effective income tax rate for 2025. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.
Beginning October 1, 2025, the most recent federal government shutdown began. The government shutdown is not expected to impede the eventual operation of our incoming aircraft, however there could be unforeseen delays as a result. Further, the shutdown may cause operational issues at airports resulting from lower attendance by air traffic controllers and Transportation Security Administration officers. We continue to monitor the situation and the related impacts to our business.
Labor. We are currently in negotiations with the unions which represent our pilots, flight attendants, material specialists, aircraft technicians and maintenance controllers regarding their next labor contracts. Please refer to “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” for additional information.
Pratt & Whitney. Since 2022, we have introduced aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for our planned future deliveries. During 2023, Pratt & Whitney announced the requirement, mandated by the U.S. Federal Aviation Administration, that certain engines be removed for inspection due to a possible condition in the powdered metal used to manufacture certain engine parts. This will require accelerated inspection of the PW1100 GTF engine, which we use for certain of our A320neo family aircraft, and could result in lengthy turnaround times to perform these inspections, including any resulting repairs or other modifications that may be identified. Although our operations have not been materially impacted as of September 30, 2025, this inspection program may have an adverse impact on our operations, particularly when we are required to temporarily take aircraft out of service. We continue to assess the impact on our future capacity plans.

Overview
The following table provides select financial and operational information for the three and nine months ended September 30, 2025 and 2024 (in millions, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating revenues	$886	$935	$2,727	$2,773
Total operating expenses	$963	$916	$2,925	$2,760
Income (loss) before income taxes	$(76)	$27	$(186)	$35
Available seat miles (“ASMs”)	9,689	10,075	29,951	30,073
Earnings (loss) per share, diluted	$(0.34)	$0.11	$(0.84)	$0.14
Revenues
Total operating revenues for the three months ended September 30, 2025 totaled $886 million, a decrease of 5% compared to the three months ended September 30, 2024. This was primarily due to a 4% moderation in capacity, as measured by ASMs, as part of our disciplined capacity deployment, and a 2% decrease in revenue per available seat mile (“RASM”) for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The RASM decrease was driven by a 7% higher average stage length supported by 12% fewer departures, which also contributed to the 6% decrease in passenger enplanements, partly offset by the 2.7-point increase in load factor and 1% increase in total revenue per passenger, as compared to the corresponding prior year period.
Total operating revenues for the nine months ended September 30, 2025 totaled $2,727 million, a decrease of 2% compared to the nine months ended September 30, 2024. This was primarily due to a decrease in RASM of 1% driven by a 1% decrease in total revenue per passenger, as compared to the corresponding prior year period.
Operating Expenses
Total operating expenses during the three months ended September 30, 2025 increased to $963 million, resulting in a cost per available seat mile (“CASM”) of 9.95¢, an increase of 9%, as compared to the three months ended September 30, 2024. Fuel expense for the three months ended September 30, 2025 was $27 million lower than the corresponding prior year period. The 10% decrease in fuel expense for the three months ended September 30, 2025 was primarily driven by the 6% decrease in fuel gallons consumed as a result of our 4% capacity reduction, as well as the 5% decrease in fuel cost per gallon.
Our non-fuel expenses increased by 11% during the three months ended September 30, 2025, as compared to the corresponding prior year period, driven primarily by the benefit from a legal settlement in the prior period, higher employee benefit and incentive costs, and increased station costs due to station mix and rate inflation, partly offset by decreased operations from fewer departures and passengers. CASM (excluding fuel), a non-GAAP measure, increased 16% to 7.53¢, on a 4% decrease in capacity for the three months ended September 30, 2025, as compared to the corresponding prior year period based on the aforementioned factors.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 6.89¢ for the three months ended September 30, 2024 to 7.53¢ for the three months ended September 30, 2025. There were no adjustments for the three months ended September 30, 2025. For the three months ended September 30, 2024, this excludes the impact of $38 million relating to the legal settlement.
Total operating expenses during the nine months ended September 30, 2025 increased to $2,925 million, resulting in a CASM of 9.77¢, an increase of 6% compared to the nine months ended September 30, 2024. Fuel expense for the nine months ended September 30, 2025 was $110 million lower than the corresponding prior year period. The 14% decrease in fuel expense for the nine months ended September 30, 2025 was driven by the 12% decrease in fuel cost per gallon and a 2% decrease in fuel gallons consumed.

Our non-fuel expenses increased 14% during the nine months ended September 30, 2025, as compared to the corresponding prior year period, driven primarily by increased aircraft rent due to a larger fleet, increased station costs due to station mix and rate inflation, a decrease in sale-leaseback transactions, increased employee costs, as well as the benefit from a legal settlement in the prior period, partly offset by lower lease return costs during the same period. CASM (excluding fuel), a non-GAAP measure, increased 15% to 7.42¢, while capacity remained consistent for the nine months ended September 30, 2025, as compared to the corresponding prior year based on the aforementioned factors.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 6.60¢ for the nine months ended September 30, 2024 to 7.42¢ for the nine months ended September 30, 2025. There were no adjustments for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, this excludes the impact of the $38 million relating to the legal settlement.
Net Income (Loss)
We generated a net loss of $77 million during the three months ended September 30, 2025, compared to net income of $26 million for the three months ended September 30, 2024. There were no non-GAAP adjustments for the three months ended September 30, 2025. Considering the aforementioned non-GAAP adjustments, as well as the write-off of $1 million in unamortized deferred financing costs, our adjusted net loss, a non-GAAP measure, was $11 million for the three months ended September 30, 2024.
We generated a net loss of $190 million during the nine months ended September 30, 2025, compared to net income of $31 million for the nine months ended September 30, 2024. There were no non-GAAP adjustments for the nine months ended September 30, 2025. Considering the aforementioned non-GAAP adjustments, as well as the $5 million valuation allowance and the write-off of $1 million in unamortized deferred financing costs, our adjusted net loss, a non-GAAP measure, was $1 million for the nine months ended September 30, 2024.
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
Liquidity
As of September 30, 2025, our total available liquidity was $691 million, consisting of $561 million of unrestricted cash and cash equivalents and availability under our revolving line of credit (the “Revolving Loan Facility”).

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Operating Revenues

	Three Months Ended September 30,		Change
	2025	2024
Operating revenues ($ in millions):
Passenger	$854	$910	$(56)	(6)%
Other	32	25	7	28%
Total operating revenues	$886	$935	$(49)	(5)%

Operating statistics:
ASMs (millions)	9,689	10,075	(386)	(4)%
Revenue passenger miles (“RPMs”) (millions)	7,815	7,855	(40)	(1)%
Average stage length (miles)	917	856	61	7%
Load factor	80.7%	78.0%	2.7 pts	N/A
RASM (¢)	9.14	9.28	(0.14)	(2)%
Total ancillary revenue per passenger ($)	66.70	67.13	(0.43)	(1)%
Total revenue per passenger ($)	106.44	105.83	0.61	1%
Passengers (thousands)	8,325	8,834	(509)	(6)%
Total operating revenue decreased $49 million, or 5%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily driven by 4% lower capacity, as measured by ASMs, and a 2% decrease to RASM. Strategic initiatives to stabilize pricing resulted in a moderation of capacity, which was driven by a 15% decrease in average daily aircraft utilization during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, partially offset by the 9% increase in average aircraft in service. The decrease in RASM was driven by 7% higher average stage length, supported by 12% fewer departures, partially offset by the 2.7-point increase in load factor and a 1% increase in total revenue per passenger, as compared to the corresponding prior year period.

Operating Expenses

	Three Months Ended September 30,		Change		Cost per ASM				Change
	2025	2024			2025		2024
Operating expenses ($ in millions):(a)
Aircraft fuel	$234	$261	$(27)	(10)%	2.42	¢	2.59	¢	(7)%
Salaries, wages and benefits	251	236	15	6%	2.59		2.34		11%
Aircraft rent	181	177	4	2%	1.87		1.76		6%
Station operations	173	164	9	5%	1.79		1.63		10%
Maintenance, materials and repairs	52	53	(1)	(2)%	0.54		0.53		2%
Sales and marketing	38	46	(8)	(17)%	0.39		0.46		(15)%
Depreciation and amortization	24	19	5	26%	0.25		0.19		32%
Other operating	10	(40)	50	N/M	0.10		(0.40)		N/M
Total operating expenses	$963	$916	$47	5%	9.95	¢	9.10	¢	9%

Operating statistics:
ASMs (millions)	9,689	10,075	(386)	(4)%
Average stage length (miles)	917	856	61	7%
Passengers (thousands)	8,325	8,834	(509)	(6)%
Departures	50,141	56,725	(6,584)	(12)%
CASM (excluding fuel) (¢)(b)	7.53	6.51	1.02	16%
Adjusted CASM (excluding fuel) (¢)(b)	7.53	6.89	0.64	9%
Fuel cost per gallon ($)	2.54	2.67	(0.13)	(5)%
Fuel gallons consumed (thousands)	92,188	97,767	(5,579)	(6)%
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
Aircraft Fuel. Aircraft fuel expense decreased by $27 million, or 10%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to the 6% decrease in fuel gallons consumed, driven by lower capacity, as well as a 5% decrease in fuel cost per gallon.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $15 million, or 6%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to higher employee benefit and incentive costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $4 million, or 2%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a larger fleet, partially offset by lower aircraft lease return costs.
Station Operations. Station operations expense increased by $9 million, or 5%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase in station mix and rate inflation, partially offset by a 6% decrease in passengers and 12% decrease in departures.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense decreased by $1 million, or 2%, during the three months ended September 30, 2025, as compared to the three months ended September 30,

2024. This decrease was primarily due to lower engine repair costs from recognition of vendor credits, partially offset by the increase in aircraft repairs and materials costs, driven by the 9% increase to average aircraft in service.
Sales and Marketing. Sales and marketing expense decreased by $8 million or 17%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a decrease in third-party distribution channel fees and a decrease in call center operation fees. The following table presents our distribution channel mix:

	Three Months Ended September 30,		Change
Distribution Channel	2025	2024
Our website, mobile app and other direct channels	68%	71%	(3)	pts
Third-party channels	32%	29%	3	pts
Depreciation and Amortization. Depreciation and amortization expense increased by $5 million, or 26%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase in capital maintenance depreciation driven by our growing fleet.
Other Operating. Other operating resulted in an expense of $10 million during the three months ended September 30, 2025, compared to a net gain of $40 million during the three months ended September 30, 2024. This movement was primarily driven by a legal settlement gain of $40 million in the corresponding prior year period.
Other Income (Expense). Other income decreased by $7 million, or 88%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to increased interest expense, driven by higher principal balances on our debt and decreased interest income from lower balances in interest-bearing cash accounts, partially offset by greater capitalized interest.
Income Taxes. Our effective tax rate for the three months ended September 30, 2025 was an expense of 1.3% on a pre-tax loss, compared to an expense of 3.7% on pre-tax income for the three months ended September 30, 2024. The primary difference between the effective tax rate and the federal statutory rate was related to an increase in our valuation allowance relating to federal and state net operating losses. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Results of Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating Revenues

	Nine Months Ended September 30,		Change
	2025	2024
Operating revenues ($ in millions):
Passenger	$2,636	$2,705	$(69)	(3)%
Other	91	68	23	34%
Total operating revenues	$2,727	$2,773	$(46)	(2)%

Operating statistics:
ASMs (millions)	29,951	30,073	(122)	—%
RPMs (millions)	23,451	22,962	489	2%
Average stage length (miles)	928	901	27	3%
Load factor	78.3%	76.4%	1.9 pts	N/A
RASM (¢)	9.10	9.22	(0.12)	(1)%
Total ancillary revenue per passenger ($)	68.86	70.81	(1.95)	(3)%
Total revenue per passenger ($)	110.56	112.07	(1.51)	(1)%
Passengers (thousands)	24,663	24,738	(75)	—%
Total operating revenue decreased $46 million or 2% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Revenue was unfavorably impacted by the 1% decrease in RASM, driven by 3% higher average stage length, supported by 5% fewer departures, and a 1% decrease in total revenue per passenger, partially offset by the 1.9-point increase in load factor as compared to the corresponding prior year period. Capacity, as measured by ASMs, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, remained consistent due to the 10% increase in average aircraft in service, offset by an 11% decrease in average daily aircraft utilization.

Operating Expenses

	Nine Months Ended September 30,		Change		Cost per ASM				Change
	2025	2024			2025		2024
Operating expenses ($ in millions):(a)
Aircraft fuel	$702	$812	$(110)	(14)%	2.35	¢	2.70	¢	(13)%
Salaries, wages and benefits	754	713	41	6%	2.52		2.37		6%
Aircraft rent	536	483	53	11%	1.79		1.61		11%
Station operations	531	464	67	14%	1.77		1.54		15%
Maintenance, materials and repairs	150	144	6	4%	0.50		0.48		4%
Sales and marketing	118	133	(15)	(11)%	0.39		0.44		(11)%
Depreciation and amortization	65	53	12	23%	0.22		0.18		22%
Other operating	69	(42)	111	N/M	0.23		(0.14)		N/M
Total operating expenses	$2,925	$2,760	$165	6%	9.77	¢	9.18	¢	6%

Operating statistics:
ASMs (millions)	29,951	30,073	(122)	—%
Average stage length (miles)	928	901	27	3%
Passengers (thousands)	24,663	24,738	(75)	—%
Departures	153,646	162,567	(8.921)	(5)%
CASM (excluding fuel) (¢) (b)	7.42	6.48	0.94	15%
Adjusted CASM (excluding fuel) (¢) (b)	7.42	6.60	0.82	12%
Fuel cost per gallon ($)	2.48	2.81	(0.33)	(12)%
Fuel gallons consumed (thousands)	282,827	289,114	(6,287)	(2)%
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
Aircraft Fuel. Aircraft fuel expense decreased by $110 million, or 14%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to the 12% decrease in fuel cost per gallon, as well as a 2% decrease in fuel gallons consumed.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $41 million, or 6%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to higher crew and employee benefit and incentive costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $53 million, or 11%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a larger fleet, partially offset by lower aircraft lease return costs.
Station Operations. Station operations expense increased by $67 million, or 14%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in station mix and rate inflation.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $6 million, or 4%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

This increase was primarily due to the 10% increase in average aircraft in service, which resulted in higher aircraft repair and materials costs, partially offset by lower engine repair costs from recognition of vendor credits.
Sales and Marketing. Sales and marketing expense decreased by $15 million, or 11%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the decrease in third-party distribution channel fees, call center operation fees, credit card fees and media advertising. The following table presents our distribution channel mix:

	Nine Months Ended September 30,		Change
Distribution Channel	2025	2024
Our website, mobile app and other direct channels	70%	71%	(1)	pt
Third-party channels	30%	29%	1	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $12 million, or 23%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in capital maintenance depreciation driven by our growing fleet.
Other Operating. Other operating resulted in an expense of $69 million during the nine months ended September 30, 2025, compared to a net gain of $42 million during the nine months ended September 30, 2024. This movement was primarily driven by the decrease in sale-leaseback gains, as a result of 9 aircraft inductions and 8 engine inductions subject to sale-leaseback transactions in the current period, compared to 17 aircraft inductions and 3 engine inductions subject to sale-leaseback transactions in the corresponding prior year period, as well as a legal settlement gain of $40 million during the nine months ended September 30, 2024.
Other Income (Expense). Other income decreased by $10 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to increased interest expense, driven by higher principal balances on our debt and decreased interest income from lower balances in interest-bearing cash accounts, partially offset by greater capitalized interest.
Income Taxes. Our effective tax rate for the nine months ended September 30, 2025 was an expense of 2.2%, compared to an expense of 11.4% for the nine months ended September 30, 2024, on pre-tax loss and pre-tax income for each of the respective periods. The primary difference between the effective tax rate and the federal statutory rate for the nine months ended September 30, 2025 was related to an increase in our valuation allowance relating to federal and state net operating losses. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Three Months Ended September 30,
	2025		2024
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.95		9.10
Aircraft fuel	(234)	(2.42)	(261)	(2.59)
CASM (excluding fuel)(b)		7.53		6.51
Legal settlement(c)	—	—	38	0.38
Adjusted CASM (excluding fuel)(b)		7.53		6.89
Aircraft fuel	234	2.42	261	2.59
Adjusted CASM(d)		9.95		9.48
Net interest expense (income)	(1)	(0.01)	(8)	(0.08)
Write-off of deferred financing costs(e)	—	—	(1)	(0.01)
Adjusted CASM + net interest(f)		9.94		9.39

CASM		9.95		9.10
Net interest expense (income)	(1)	(0.01)	(8)	(0.08)
CASM + net interest(f)		9.94		9.02
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
(c)We reached a legal settlement with a former lessor for breach of contract for a total of $40 million. $38 million of the settlement represents a one-time reimbursement of damages incurred and $2 million relates to the reimbursement of previously recorded legal expenses.
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
(e)In 2024, we reduced the capacity of the PDP Financing Facility from $365 million to $135 million. The downsize of the facility resulted in a one-time write-off of $1 million in unamortized deferred financing costs. This amount is a component of interest expense within our condensed consolidated statements of operations.
(f)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe Adjusted CASM including net interest is useful because it removes certain items that may not be indicative of our base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Nine Months Ended September 30,
	2025		2024
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.77		9.18
Aircraft fuel	(702)	(2.35)	(812)	(2.70)
CASM (excluding fuel)(b)		7.42		6.48
Legal settlement(c)	—	—	38	0.12
Adjusted CASM (excluding fuel)(b)		7.42		6.60
Aircraft fuel	702	2.35	812	2.70
Adjusted CASM(d)		9.77		9.30
Net interest expense (income)	(12)	(0.04)	(22)	(0.08)
Write-off of deferred financing costs(e)	—	—	(1)	0.01
Adjusted CASM + net interest(f)		9.73		9.23

CASM		9.77		9.18
Net interest expense (income)	(12)	(0.04)	(22)	(0.08)
CASM + net interest(f)		9.73		9.10
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
(c)We reached a legal settlement with a former lessor for breach of contract for a total of $40 million. $38 million of the settlement represents a one-time reimbursement of damages incurred and $2 million relates to the reimbursement of previously recorded legal expenses.
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
(e)In 2024, we reduced the capacity of the PDP Financing Facility from $365 million to $135 million. The downsize of the facility resulted in a one-time write-off of $1 million in unamortized deferred financing costs. This amount is a component of interest expense within our condensed consolidated statements of operations.
(f)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe Adjusted CASM including net interest is useful because it removes certain items that may not be indicative of our base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$(76)	$(10)	$(186)	$(2)
Adjusted net income (loss)(a)	$(77)	$(11)	$(190)	$(1)
EBITDA(a)	$(53)	$38	$(133)	$66
EBITDAR(b)	$128	$215	$403	$549
Adjusted EBITDA(a)	$(53)	$—	$(133)	$28
Adjusted EBITDAR(b)	$128	$177	$403	$511
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(77)	$26	$(190)	$31
Non-GAAP Adjustments(a):
Legal settlement	—	(38)	—	(38)
Write-off of deferred financing costs	—	1	—	1
Pre-tax impact	—	(37)	—	(37)
Tax benefit (expense), related to non-GAAP adjustments	—	—	—	—
Valuation allowance(b)	—	—	—	5
Net income (loss) impact	$—	$(37)	$—	$(32)

Adjusted net income (loss)	$(77)	$(11)	$(190)	$(1)

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$(76)	$27	$(186)	$35
Pre-tax impact	—	(37)	—	(37)
Adjusted pre-tax income (loss)	$(76)	$(10)	$(186)	$(2)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(77)	$26	$(190)	$31
Plus (minus):
Interest expense	15	10	34	27
Capitalized interest	(10)	(8)	(26)	(24)
Interest income and other	(6)	(10)	(20)	(25)
Income tax expense (benefit)	1	1	4	4
Depreciation and amortization	24	19	65	53
EBITDA	(53)	38	(133)	66
Plus: Aircraft rent	181	177	536	483
EBITDAR	$128	$215	$403	$549

EBITDA	$(53)	$38	$(133)	$66
Plus (minus)(a)
Legal settlement	—	(38)	—	(38)
Adjusted EBITDA	$(53)	$—	$(133)	$28
Plus: Aircraft rent	181	177	536	483
Adjusted EBITDAR	$128	$177	$403	$511
___________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion of adjusting items.
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

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2025 and 2024. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended September 30,			Change	Nine Months Ended September 30,			Change
	2025	2024			2025	2024
Operating statistics (unaudited)(a)
Available seat miles (“ASMs”) (millions)	9,689	10,075		(4)%	29,951	30,073		—%
Departures	50,141	56,725		(12)%	153,646	162,567		(5)%
Average stage length (miles)	917	856		7%	928	901		3%
Block hours	131,019	140,348		(7)%	407,904	419,911		(3)%
Average aircraft in service	163	150		9%	159	144		10%
Aircraft – end of period	166	153		8%	166	153		8%
Average daily aircraft utilization (hours)	8.7	10.2		(15)%	9.4	10.6		(11)%
Passengers (thousands)	8,325	8,834		(6)%	24,663	24,738		—%
Average seats per departure	209	206		1%	208	204		2%
RPMs (millions)	7,815	7,855		(1)%	23,451	22,962		2%
Load Factor	80.7%	78.0%	2.7	pts	78.3%	76.4%	1.9	pts
Fare revenue per passenger ($)	39.74	38.70		3%	41.70	41.26		1%
Non-fare passenger revenue per passenger ($)	62.78	64.38		(2)%	65.18	68.09		(4)%
Other revenue per passenger ($)	3.92	2.75		43%	3.68	2.72		35%
Total ancillary revenue per passenger ($)	66.70	67.13		(1)%	68.86	70.81		(3)%
Total revenue per passenger ($)	106.44	105.83		1%	110.56	112.07		(1)%
Total revenue per available seat mile (“RASM”) (¢)	9.14	9.28		(2)%	9.10	9.22		(1)%
RASM, stage-length adjusted to 1,000 miles (¢) (c)	8.76	8.58		2%	8.77	8.75		—%
Cost per available seat mile (“CASM”) (¢)	9.95	9.10		9%	9.77	9.18		6%
CASM (excluding fuel) (¢) (b)	7.53	6.51		16%	7.42	6.48		15%
CASM + net interest (¢) (b)	9.94	9.02		10%	9.73	9.10		7%
Adjusted CASM (¢) (b)	9.95	9.48		5%	9.77	9.30		5%
Adjusted CASM (excluding fuel) (¢) (b)	7.53	6.89		9%	7.42	6.60		12%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢) (b)(c)	7.21	6.37		13%	7.15	6.27		14%
Adjusted CASM + net interest (¢) (b)	9.94	9.39		6%	9.73	9.23		5%
Adjusted CASM + net interest, stage-length adjusted to 1,000 miles (¢) (b)(c)	9.52	8.68		10%	9.37	8.76		7%
Fuel cost per gallon ($)	2.54	2.67		(5)%	2.48	2.81		(12)%
Fuel gallons consumed (thousands)	92,188	97,767		(6)%	282,827	289,114		(2)%
Full-time equivalent employees	7,535	8,011		(6)%	7,535	8,011		(6)%
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
(c)Stage-Length Adjusted (SLA) to 1,000 miles: Applicable Operating Statistic * Square root (stage length / 1,000).

Liquidity and Capital Resources
Overview
As of September 30, 2025, our total available liquidity was $691 million, consisting of $561 million of unrestricted cash and cash equivalents and funds available to be drawn under our Revolving Loan Facility. We had $668 million of total debt, net, of which $363 million is short-term and consists primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net is comprised of $419 million outstanding under our Pre-delivery Credit Facilities, $101 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $75 million in outstanding borrowings under the Revolving Loan Facility in order to manage the timing of fleet deliveries heavily weighted to the fourth quarter of 2025 and timing of maintenance expenditures, $66 million in 10-year notes (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”) and $12 million in secured indebtedness for our headquarters building, partially offset by $5 million in deferred debt acquisition costs.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, we issued warrants (the “Warrants”) to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. In June 2024, the Treasury sold all such Warrants to a financial institution. During the nine months ended September 30, 2025, 1,244,608 Warrants were exercised. We settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. During the nine months ended September 30, 2025, 1,636,058 Warrants expired. As of September 30, 2025, Warrants to purchase 237,274 shares of FGHI common stock were outstanding and set to expire during 2026.
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
The following table presents the major indicators of our financial condition and liquidity as of:

	September 30, 2025	December 31, 2024
	($ in millions)
Cash and cash equivalents	$566	$740
Total current assets, excluding cash and cash equivalents	$281	$250
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$1,029	$927
Current maturities of long-term debt, net	$363	$261
Long-term debt, net	$305	$241
Stockholders’ equity	$434	$604
Debt to capital ratio	61%	45%
Debt to capital ratio, including operating lease obligations	92%	88%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our debt facilities, cash flows from operating activities and sale-leaseback financing. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings under the Pre-delivery Credit Facilities, our Revolving Loan Facility and/or potential issuances of debt or equity. The Revolving Loan Facility also permits us to enter into additional indebtedness secured by our loyalty program and brand-related assets, to the extent such indebtedness is pari passu to that of the Revolving Loan Facility. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments, and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of September 30, 2025, we operated all of our 166 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of September 30, 2025, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $476 million, had $419 million outstanding. As of September 30, 2025, we had $509 million of PDPs held by Airbus which have been partially financed by our Pre-delivery Credit Facilities.
As of September 30, 2025, we had a firm obligation to purchase 178 A320neo family aircraft and 31 additional spare engines to be delivered by 2031. Of our aircraft commitments, 30 had committed operating leases for deliveries occurring between 2025 and 2026. We intend to evaluate financing options for the remaining aircraft.
The following table summarizes current and long-term material cash requirements as of September 30, 2025, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Debt obligations(a)	$151	$244	$99	$9	$93	$77	$673
Interest commitments(b)	10	25	15	10	7	5	72
Operating lease obligations(c)	186	740	724	677	602	2,861	5,790
Flight equipment purchase obligations(d)	710	1,365	2,088	2,133	2,374	2,766	11,436
Total	$1,057	$2,374	$2,926	$2,829	$3,076	$5,709	$17,971
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of September 30, 2025, our Revolving Loan Facility’s outstanding borrowings maturing in 2027, our affinity card unsecured debt due through 2029, our building notes due through 2031, and the PSP Promissory Notes due through 2031. See “Notes to Condensed Consolidated Financial Statements — 5. Debt.”
(b)Represents interest and commitment fees on debt obligations and our Revolving Loan Facility.
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

Cash Flows
The following table presents information regarding our cash flows in the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(434)	$(169)
Net cash used in investing activities	(158)	(46)
Net cash provided by financing activities	418	182
Net decrease in cash, cash equivalents and restricted cash	(174)	(33)
Cash, cash equivalents and restricted cash at beginning of period	740	609
Cash, cash equivalents and restricted cash at end of period	$566	$576
Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities totaled $434 million, which was driven by a $190 million net loss, $172 million of outflows from changes in operating assets and liabilities, and $72 million of non-cash adjustments.
The $172 million of outflows from changes in operating assets and liabilities included:
•$179 million in increases in other long-term assets primarily driven by increases in capitalized maintenance, prepaid maintenance and capitalized interest;
•$28 million in increases in supplies and other current assets;
•$20 million in increases in accounts receivable;
•$7 million in decreases in other liabilities primarily driven by leased aircraft return accruals and other operational related accruals, partially offset by an increase in manufacturer credits; partially offset by
•$31 million in increases in accounts payable; and
•$31 million in increases in our air traffic liability primarily driven by increased bookings on higher volume and average fares, as well as increased sales in our membership programs.
Our net loss of $190 million was also adjusted by the following non-cash items to arrive at cash used in operating activities:
•$157 million in gains recognized on sale-leaseback transactions; partially offset by
•$65 million in depreciation and amortization;
•$16 million in stock-based compensation expense; and
•$4 million in deferred income tax expense.
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
Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities totaled $158 million, driven by:
•$105 million in net outflows for PDP activity; and
•$53 million in cash outflows for capital expenditures.
During the nine months ended September 30, 2024, net cash used in investing activities totaled $46 million, driven by:
•$62 million in cash outflows for capital expenditures; and
•$1 million in cash outflows relating to other investing activity; partially offset by
•$17 million in net proceeds for PDP activity.
Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $418 million, driven by:
•$354 million in cash proceeds from debt issuances, consisting of $205 million drawn on our Revolving Loan Facility, $148 million drawn on our Pre-delivery Credit Facilities, and $1 million drawn on our Barclays facility;
•$248 million in net proceeds received from sale-leaseback transactions; and
•$6 million in proceeds from the exercise of stock options; partially offset by
•$188 million in cash outflows from principal repayments on debt, which includes $130 million on our Revolving Loan Facility and $58 million on our Pre-delivery Credit Facilities; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.

During the nine months ended September 30, 2024, net cash provided by financing activities was $182 million, primarily driven by:
•$418 million in cash proceeds from debt issuances, consisting of $386 million of net borrowings on our Pre-delivery Credit Facilities, $12 million in new borrowing on our building note and $20 million drawn on our Barclays facility;
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
As of September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2025. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2024 Annual Report.
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to improve the operability and application of guidance related to capitalized software development costs and will become effective January 1, 2028. We are assessing the potential impact this ASU may have on our consolidated financial statements upon adoption.
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
“Other revenue” consists primarily of services not directly related to providing transportation, such as the advertising, marketing and brand elements of the FRONTIER Miles affinity credit card program, and commissions revenue from the sale of items such as rental cars and hotels.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the third quarter of 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Series 2025-1 EETC Offering
The information set forth below is included in this Quarterly Report on Form 10-Q instead of a Current Report on Form 8-K under “Item 1.01 - Entry into a Material Definitive Agreement” and “Item 2.03 - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”
On November 4, 2025, we issued approximately $105 million in aggregate face amount of class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) through a pass-through trust in a private placement. The pass-through trust holds series A-1 equipment notes with a coupon rate of 6.75% and final payment due October 30, 2032, that are issued by the Company and guaranteed by Frontier Airlines Holdings, Inc. and Frontier Group Holdings, Inc. The equipment notes are secured by liens on substantially all of the Company’s spare parts and tooling. Principal and interest on the issued and outstanding certificates is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2026. The Company is subject to covenants that require it to obtain semi-annual appraisals, and to ensure that a specified percentage of its spare parts (by appraisal value) are pledged to secure the equipment notes and that the loan-to-value ratio does not exceed a specified percentage. Optional prepayment of some or all of the 2025-1 EETCs outstanding is permitted, with a make whole provision due through the third anniversary, a 1% premium thereafter until the fourth anniversary and without premium or penalty in the years subsequent. The net proceeds from the offering will be used for general corporate purposes.

The 2025-1 EETCs were offered in a private placement, solely to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration provided by Rule 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The 2025-1 EETCs have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.
The summary of the foregoing transactions is qualified in its entirety by reference to the material transaction documents relating to the 2025-1 EETCs, a copy of which will be filed as exhibits to the Company's next Annual Report on Form 10-K for the year ended December 31, 2025.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On August 8, 2025, Barry Biffle, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 800,000 shares of our common stock until February 10, 2027.
On September 2, 2025, Trevor Stedke, our Senior Vice President of Operations, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 191,436 shares of our common stock, plus an indeterminable number of shares to be acquired upon the future vesting of restricted and performance stock units, until August 15, 2026.
ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	5/16/2025	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.2	Form of Common Stock Warrant.	10-Q	001-40304	8/8/2024	4.2

10.1(a)†^	PW1100G-JM Engine Purchase and Support Agreement and Fleet Management Program, dated as of July 24, 2025, by and between International Aero Engines, LLC and Frontier Airlines, Inc.					X

10.1(b)†^	Amendment No. 2, dated as of July 24, 2025, to PW1100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and Frontier Airlines, Inc.					X

10.1(c)†^	PW1100G-JM Spare Engine and Engine Thrust Intermix Agreement, dated as of July 24, 2025, by and between International Aero Engines, LLC and Frontier Airlines, Inc.					X

10.2(a)†	Amendment No. 1 to Rate per Flight Hour Agreement, dated as of September 12, 2025, by and between CFM International Inc. and Frontier Airlines, Inc.	X

10.2(b)†	Amendment No. 4 to Rate per Flight Hour Agreement, dated as of September 12, 2025, by and between CFM International Inc. and Frontier Airlines, Inc.	X

10.3#	Employment Letter, dated as of August 28, 2025, by and between Frontier Airlines, Inc. and Jeffrey Mathew	X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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
^    Schedules to this document have been omitted in accordance with Regulation S-K, Item 601(a)(5).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER GROUP HOLDINGS, INC.

Date: November 5, 2025	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)