Form 10-K
period 2025-12-31
Frontier Group Holdings, Inc.
filed 2026-02-18
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $204 million, computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 229,609,718 shares of common stock, $0.001 par value per share, outstanding as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
Summary Risk Factors
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. The risks identified below are more fully described in Part I, Item 1A, “Risk Factors.” Such factors include:
Risks Related to Our Industry
•changes in economic conditions affecting demand for air travel, including from economic slowdowns, recessions, inflationary pressures, rising interest rates, financial market fluctuations, supply chain challenges, reduced credit availability, and global conflict;
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
•factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvement projects at airports, aircraft and engine defects, U.S. Federal Aviation Administration (“FAA”) grounding of aircraft, adverse weather conditions, increased security measures, new travel-related identification requirements, taxes or fees, natural disasters or outbreaks of disease;
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
•our reliance on third-party specialists and other commercial partners to perform functions integral to our operations;
•our reliance on third-party distribution channels to distribute a portion of our airline tickets;
•our reliance on technology and automated systems to operate our business;
•unauthorized use or user exploitation of our IT Systems (as defined below in 1A Risk Factors);
•our dependence on select large markets;
•changes in legislation, regulation and government policy;
•the impact of U.S. tax legislation;
•our ability to use our net operating loss carryforwards;
• any tariffs imposed on commercial aircraft and related parts;
•the loss of key personnel;
•our reliance on our private equity sponsor;
•fluctuations in our quarterly results of operations; and
•our lack of membership in a marketing alliance or codeshare arrangement.

Risks Related to Owning Our Common Stock
•the market price for our common stock may be volatile;
•analysts may not publish reports or publish negative reports about our business;
•the issuance or sale of our common stock could depress the trading price;
•the value of our common stock may be affected by additional issuances of common stock or sales;

•our anti-takeover provisions may delay or prevent a change of control;
•our exclusive forum provisions in our governing documents;
•our renouncement of our interest and expectancy in certain corporate opportunities;
•our limits on ownership, control and voting by non-U.S. citizens; and
•our reliance on dividends, distributions and other payments from our subsidiaries.
General Risk Factors
•potential involvement in litigation that could have a material adverse effect on our business.

PART I
ITEM 1. BUSINESS
Overview
Frontier Group Holdings, Inc. is the parent company of Frontier Airlines, Inc. (“Frontier” or “the Company”), an ultra low-cost carrier. We are headquartered in Denver, Colorado and offer flights throughout the United States and to select near international destinations in the Americas. As of December 31, 2025, we had a fleet of 176 Airbus single-aisle aircraft, consisting of 6 A320ceos, 89 A320neos, 21 A321ceos and 60 A321neos. Our unique strategy is underpinned by our low-cost structure and superior low-fare brand.
Our Business Model
Our business model is based on our unique ULCC strategy and customer offerings. While our strategy is similar to the business models utilized by other ULCCs, including with respect to low-cost structure, low fares and flexible optional services, we believe our strategy differentiates us from other ULCCs as a result of our focus on delivering a family-friendly customer experience with a more upscale look and feel than traditionally experienced on ULCCs globally. From the perspective of our customers, our business model provides a product offering that combines low-cost fares with dependable customer service, a customer-friendly digital platform, a modern fleet, comfortable cabin seating, a rewarding frequent flyer program, flexible optional and bundled services, and operational integrity. Additionally, our A320neo family fleet, along with our use of high-density seating configuration and weight-saving initiatives, have contributed to Frontier having the most fuel-efficient fleet of all major U.S. carriers when measured by available seat miles (“ASMs”) per fuel gallon consumed during the year ended December 31, 2025, which helps us maintain our low-cost structure.
Our Competitive Strengths & Our Business Strategy
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
•maintaining high utilization levels, deploying our capacity where demand is highest;
•utilizing new generation, fuel-efficient aircraft that deliver lower operating costs compared to prior generation aircraft;
•increasing the average size and seat capacity of the aircraft in our fleet through the continued introduction and operation of 240-seat A321neo aircraft;
•utilizing a low-cost distribution model, with our services primarily sold through direct distribution channels including our website, mobile app and contact centers;
•maintaining a highly productive workforce and third-party specialist providers;
•outsourcing certain functions, such as customer contact centers, lost bag services, ground handling services and catering services; and
•taking a disciplined approach to our operational performance in order to reduce disruption.

Delivering Industry-Leading Values at Low Fares. To enhance our brand and support measured and sustainable growth, we are focused on strengthening our position as a high-value, low-fare carrier by delivering a higher-quality customer experience than traditionally associated with ultra-low-fare airlines while maintaining our structural cost advantage. Our strategy centers on fleet and network optimization, disciplined cost management, operational reliability, and the continued development of customer loyalty through the following priorities:

•optimizing fleet utilization and network efficiency by focusing on fleet deployment and network planning initiatives to maximize aircraft utilization and align capacity with demand patterns;
•strengthening our cost advantage through disciplined expense management largely from network optimization, operational productivity enhancements and other efficiencies across the business;
•enhancing operational reliability by reducing cancellations and improving on-time performance and overall operational consistency through network planning discipline, operational initiatives, employee engagement and technology enhancements; and
•maturing customer loyalty by continuing to expand and refine our loyalty platforms, including FRONTIER Miles, our co-brand credit card partnership, GoWild! All-You-Can-Fly Pass and Discount Den membership. In addition, premium seating options, including planned First Class Seating (“First Seats”) seating by the end of 2026 and planned offering of onboard Wi-Fi by the end of 2027, are intended to support customer loyalty, broaden appeal across traveler segments and create additional ancillary revenue opportunities while preserving our low-fare foundation.
In addition to these priorities, we continue investing in digital capabilities such as an upgraded website and mobile app, environmental efficiency and brand initiatives intended to strengthen our position as a differentiated value airline while maintaining the economic discipline that underpins our low-fare model.
Strong Growth Driven by an Expanding and Efficient Network. We strategically focus on routes where we believe our business model will stimulate demand and allow for stable growth. This strategy has historically supported more consistent revenue performance throughout the year, improved utilization, lower unit costs, increased revenues and enhanced profitability. We intend to continue to utilize our disciplined and methodical approach to expand our network in an efficient manner, including by:
•strategically deploying our capacity in high-volume markets that deliver stronger and more consistent revenue performance across the year;
•continuing to take advantage of opportunities in overpriced and/or underserved markets across the United States and select international destinations in the Americas;
•leveraging our diverse geographic footprint and existing crew and maintenance base infrastructure to take advantage of lower-risk network growth opportunities while maintaining high operational standards;
•utilizing our low-cost structure to offer low fares which organically drive growth through market stimulation, focusing on what we believe are the most profitable opportunities where our cost differential drives the largest competitive advantage;
•enhancing our out-and-back scheduling approach, which we believe will help drive improved efficiencies and operational recoverability, as well as reduce crew travel costs; and
•continuing to rebalance our network to mitigate seasonal fluctuations in our results and discontinue underperforming routes.
Our Talented ULCC Leadership Team. Our management team has extensive day-to-day experience operating ULCCs and other airlines.
•James G. Dempsey, our Chief Executive Officer and President, previously served as our Executive Vice President and Chief Financial Officer, and as Treasurer and Head of Investor Relations for Ryanair;
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
•Jeff Mathew, our Chief Information Officer, previously served as Chief Operating Officer at Accelya Group and Senior Vice President of Operations at Farelogix and various positions within the airlines industry;
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
As of December 31, 2025, our total available liquidity was $874 million, consisting of $654 million in unrestricted cash and cash equivalents and $220 million from the undrawn revolving line of credit (the “Revolving Loan Facility”), and our capital structure was comprised of the following (please refer to “Notes to Consolidated Financial Statements — Note 7. Debt”):
•$348 million of the available $391 million under our multiple pre-delivery deposit (“PDP”) credit facilities, which consists of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, each as defined within “Notes to Consolidated Financial Statements — Note 7. Debt” (together, the “Pre-delivery Credit Facilities”), for the financing of PDP payments for our A320neo family aircraft purchase agreement;
•$105 million under the class A-1 enhanced equipment trust certificates and related equipment notes (the “2025-1 EETCs”);
•$101 million from our pre-purchased miles facility; and
•$66 million in unsecured loans as part of our participation in the payroll support programs under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

Our Fares and the Choices We Offer
We provide low-fare passenger airline service primarily to leisure travelers. Our low fares are designed to stimulate demand from price-sensitive travelers and consist of a base fare, plus taxes and governmental fees.
We combine our low fares with flexible optional services for an additional cost. Such additional options include carry-on and checked baggage, advance seat selection, our extended-legroom premium seats, guaranteed empty middle seats in certain rows, First Class seating in the first two rows beginning in 2026, free priority boarding for our loyalty members and bundle customers, and ticket changes and cancellations, as well as bundled options combining various optional services. We also promote and sell products in-flight to enhance the customer experience. We offer a convenient onboard payment system that enables customers to bundle products together to save money, make multiple purchases with a single credit card transaction and provide gratuities to our flight attendants. We reward our repeat customers through our FRONTIER Miles frequent flyer program and also offer our Discount Den membership program, which provides subscribers with exclusive access to some of our lowest fares as well as access to our Kids Fly Free program. We also offer the GoWild! All-You-Can-Fly Pass, which allows members unlimited travel for a specified period of time for a base fare of $0.01 per flight, subject to certain restrictions. In addition to enhancing the customer experience, these offerings have helped increase our ancillary revenues from $60.55 per passenger in 2021 to $67.57 per passenger in 2025. Our other revenues also include services such as our FRONTIER Miles affinity credit card program and commissions revenue from the sale of items such as rental cars and hotels.
The following table represents our revenue, on a per-passenger basis for the periods presented:

	Year Ended December 31,
	2025	2024
Fare revenue per passenger	$44.60	$43.09
Ancillary revenue per passenger:
Non-fare passenger revenue per passenger	63.79	67.50
Other revenue per passenger	3.78	2.79
Total ancillary revenue per passenger	67.57	70.29
Total revenue per passenger	$112.17	$113.38
Route Network
The low unit cost, high quality of service and dependability that make our strategy successful have enabled us to diversify our network across a wide range of leisure destinations, as well as implement a network strategy that primarily targets high demand or underserved markets where our low fares stimulate new traffic flows.
During the year ended December 31, 2025, we served approximately 100 airports throughout the United States and international destinations in the Americas. While our primary focus is to capture point-to-point demand on the nonstop routes that we serve, we also sell connecting itineraries, providing us with the opportunity to capture demand across a large number of routes beyond our nonstop footprint.

Below is a map of the destinations we serve as of our scheduled flights available for sale as of December 31, 2025:

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

Our principal competitors on domestic routes are American Airlines, Delta Air Lines, United Airlines and Southwest Airlines (which classifies itself as a LCC), which are commonly referred to as the “Big Four” carriers, and Alaska Airlines and Hawaiian Airlines, who completed their merger in 2024, which together with JetBlue Airways Corporation (which classifies itself as a LCC), are commonly referred to as the “Middle Three” carriers. We also compete with the other U.S. ULCCs, including Allegiant Travel Company, Spirit Airlines and Sun Country Airlines. There are also parties who have started new airlines since 2021, including Avelo Airlines and Breeze Airways. With respect to the Big Four and Middle Three carriers, our principal competitive advantage is our low-cost structure, low-cost fares and primary focus on the leisure and visiting friends and relatives (“VFR”) traveler. We believe our low-cost structure allows us to price our fares at levels where we can be profitable while the Big Four and Middle Three airlines cannot. We believe the association of our brand with a high level of operational performance differentiates us from the other U.S. ULCCs and enables us to generate greater customer loyalty.
The airline industry is particularly susceptible to price discounting as once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a route-by-route basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discounted fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize revenue per available seat mile (“RASM”). The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.
Distribution
We primarily sell our product through direct distribution channels, including via our website at www.flyfrontier.com, our mobile app and our contact centers, with our website and mobile app serving as the primary platforms for ticket sales. Approximately 70% and 72% of our total tickets sold for the years ended December 31, 2025 and 2024, respectively, were sold directly to our customers through these distribution channels. Sales through our website and mobile app generally represent our low-cost distribution channels.
We also offer customers the ability to purchase tickets through third-party distribution channels, including travel agents using global distribution systems (“GDSs”), alternative aggregators, and direct application programming interfaces (“APIs”) utilizing New Distribution Capability (“NDC”) standards. These third-party channels accounted for approximately 30% and 28% of bookings for the years ended December 31, 2025 and 2024, respectively. A significant portion of these bookings were generated through select online travel agencies (“OTAs”), such as Priceline and Expedia (including Orbitz, Travelocity, and related brands), many of which have transitioned to direct API connectivity. This shift has helped reduce distribution costs and improve our ability to merchandise products.
We maintain a zero-percent standard commission policy for travel agency bookings worldwide, except where local regulations require otherwise. In addition to direct API connectivity, we maintain agreements with major GDS providers, including Amadeus and Travelport. These arrangements enable offline travel agents to access our flight schedules and pricing information and to book reservations electronically without contacting our reservations team.
Marketing and Brand
Our principal marketing message to our customers is our ULCC business model. We use a simple marketing message to keep marketing costs low and we offer occasional promotional one-way base fares of less than $20.
Our principal marketing tools are our proprietary email distribution list, our FRONTIER Miles frequent flyer program, our Discount Den subscription service and our GoWild! All-You-Can-Fly Pass membership offering, as well as advertisements in online, radio and other channels. Our objective is to use our low prices, price-based promotions, and creativity to produce viral marketing programs that are cost effective.

Each of our aircraft features one of our widely-recognized animals on its tail and is named after such animal. We utilize these animals in several of our online marketing campaigns and on the novelty cards we distribute to children onboard, particularly highlighting endangered species.
Our brand includes our focus on sustainability and environmental responsibility efforts. We believe we are “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed during the year ended December 31, 2025; compared to all other major U.S. carriers), generating almost 110 ASMs per gallon, representing our continued focus on fuel efficiency as we grow. In addition, our headquarters is located in a LEED-certified building, which certification indicates buildings designed to achieve energy savings, water efficiency and lower carbon dioxide (“CO2”) emissions.
We spent approximately 4% and 5% of total revenue on marketing, brand and distribution for each of the years ended December 31, 2025 and 2024, respectively.
Loyalty and Membership Programs
Our FRONTIER Miles frequent flyer program includes a number of attractive customer benefits, including varying status tiers, allowing for priority boarding and waived bag and seat selection fees, and family pooling benefits, among other things. FRONTIER Miles offers earn on all aspects of your travel and award travel on every flight without blackout dates, and miles never expire as long as there is qualifying activity at least annually. We unveiled enhancements to the FRONTIER Miles loyalty program for 2025 that further enabled our customers to “Get It All For Less.” The enhancements to the program included priority boarding for our loyalty members, free seat upgrades for Elite Gold members and above, For Less price guarantee, options to redeem FRONTIER Miles for bundles, and no change or cancel fees on bundles. Starting in 2026, First Seats will become available, for which our Elite members are eligible for a free seat upgrade.
The FRONTIER Airlines World MasterCard is the primary vehicle through which customers earn miles and our frequent flyer program is geared specifically towards supporting adoption and continued use of this credit card. The credit card includes the ability to earn bonus travel miles for purchases through Frontier and at restaurants, as well as elite status points on every dollar spent. In addition, every card member who spends over a certain threshold on the card in any calendar year receives a Frontier voucher. Recent enhancements to the program include first and second checked bag fees waived, companion travel vouchers, and priority boarding.
Discount Den is an annual membership-based service that allows members exclusive access to low fares and first access to seats when our selling schedule is extended. Members pay an annual fee to join the Discount Den.
The GoWild! All-You-Can-Fly Pass is a membership that allows members unlimited travel for a specified period of time for a base fare of $0.01 per flight. This service is subject to certain restrictions including availability, the timing of booking and blackout dates and does not include taxes or ancillary charges.
Customers
We believe our product appeals to price-sensitive customers because we give them the choice to pay only for the products and services they want. In addition, we believe our product is particularly attractive to families, featuring popular animals on our aircraft tails, novelty cards for children and certain offers tailored for families including our Kids Fly Free program and a staff that understands our goal of providing excellent customer service. Overall, our business model is designed to deliver what we believe our customers want: low fares and a high-quality flight experience. While we are primarily focused on stimulating leisure and VFR travel, we believe our low fares do attract a significant number of business travelers who may be more sensitive to travel costs and have made increased efforts to do so with the aforementioned membership programs.

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
As of December 31, 2025 and 2024, 85% and 82% of our total fleet, respectively, was composed of A320neo family aircraft, which are more fuel-efficient than the prior generation of A320ceo family aircraft. The A320neo family aircraft that we continue to place in service are expected to continue delivering a 20% fuel burn and CO2 emissions advantage compared to the prior generation of A320ceo family aircraft. In addition, while our entire fleet features new and lightweight seats, which eliminate excess weight and reduces fuel consumption per seat, the seat density on the A320neo family aircraft is higher than the prior generation of A320ceo family aircraft. With the continued transition to the higher seat density aircraft as we introduce more A320neo family aircraft into our fleet, we increased our average seats per departure from 205 during the year ended December 31, 2024, to 209 during the year ended December 31, 2025. The use of the A320neo family aircraft and our seating configuration, weight-saving tactics and baggage process have all contributed to our ability to continue to be the most fuel-efficient of all major U.S. carriers when measured by ASMs per fuel gallon consumed.
As of December 31, 2025, we had a fleet of 176 Airbus single-aisle aircraft, consisting of 6 A320ceos, 89 A320neos, 21 A321ceos and 60 A321neos. As of December 31, 2025, the average aircraft age of our fleet was approximately five years. As of December 31, 2025, all 176 aircraft in our fleet were financed under operating leases, and the operating leases for 0, 7, 14, 13 and 12 aircraft in our fleet were scheduled to terminate during 2026 2027, 2028, 2029 and 2030, respectively. In certain circumstances, such operating leases may be extended. We intend to replace retired aircraft with A320neo family aircraft.
As of December 31, 2025, we had a firm purchase commitment with Airbus to acquire 168 A320neo family aircraft. Additionally, we had commitments with Pratt & Whitney for 21 additional spare aircraft engines by the end of 2031. After the consideration of planned aircraft returns, we expect to operate a fleet of 292 A320neo family aircraft by the end of 2031, nearly all powered by new engine technology. Our firm fleet and spare engine commitments as of December 31, 2025 were composed of the following aircraft:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2026	8	16	24	2
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	5
2030	—	28	28	—
Thereafter	—	12	12	9
Total	20	148	168	21
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of December 31, 2025, we continue to experience delays in the deliveries of Airbus aircraft which may persist in future periods.

Aircraft Fuel
Aircraft fuel is one of our largest expenses, representing 24% and 28% of our total operating costs for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, we had the most fuel-efficient fleet of all major U.S. carriers when measured by ASMs per fuel gallon consumed. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our fuel consumption and costs were as follows:

	Year Ended December 31,
	2025	2024
Gallons consumed (millions)	376	381
Average price per gallon(a)	$2.47	$2.73
__________________
(a)Average price per gallon includes related fuel fees and taxes.
We have historically maintained a hedging program designed to reduce our exposure to sudden, sharp increases in fuel prices. We regularly review and update our fuel hedging program and, accordingly, the specific hedging instruments we use, the amount of our future hedges and the time period covered by our hedge portfolio vary from time to time depending on our view of market conditions and other factors. Among the hedging instruments we have used in the past and may use in the future are swaps and collar contracts on jet fuel, fixed forward prices which allow us to lock in the price of jet fuel for specified quantities and at specified locations in future periods, and call options. As of December 31, 2025 and 2024, we had no outstanding fuel cash flow hedges for future fuel consumption, and fuel hedges had no material impact within our consolidated statements of operations for the years ended December 31, 2025 and 2024.
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
Major airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 months. Engine overhauls and engine performance restoration events are quite extensive and can take several months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events under normal operating conditions. In addition, prior to aircraft being returned to lessors, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. Due to our relatively small fleet size and projected fleet growth, we believe contracting with third-party specialists for all of our heavy maintenance, engine restoration and major part repair is more economical than conducting these activities ourselves. We have entered into long-term flight hour agreements for our engine overhaul services and an hour-by-hour basis agreement for component services. We also contract with third-party specialists for our heavy airframe maintenance. These contracts cover the majority of our aircraft component inventory acquisition, replacement and repairs, thereby eliminating the need to carry expensive spare parts inventory.

We currently have a firm obligation to purchase 168 A320neo family aircraft by the end of 2031. We expect that these new aircraft will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. See “Risk Factors — Risk Related to Our Business — Our maintenance costs will increase over the near term, we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors and we could incur significant maintenance expenses outside of such maintenance schedules in the future.”
Human Capital Resources
Employees and Labor Relations
As of December 31, 2025, we had approximately 7,750 total employees, consisting of approximately 2,300 pilots, 3,700 flight attendants, 500 aircraft technicians, 150 employees across aircraft appearance agents, flight dispatchers, material specialists, and maintenance controllers and 1,100 employees in administrative roles.
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
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and the utilization of third-party specialists in order to maintain our low-cost base. One of our operational priorities is to maintain a robust pipeline of qualified pilot candidates. We intend to maintain our pipeline through the continuation of the recruiting and selection of direct-entry First Officers from other carriers, but also by our continued focus on pilot-recruiting channels that we more directly manage. Our F9 Pilot Cadet Program is intended to train the next generation of pilots in as little as 24 months with the direct pathway to become a First Officer. The program, operated in partnership with Airline Transport Pilot (“ATP”) Flight School, allows applicants to complete flight training at over 70 ATP Flight School locations nationwide. Our Rotor Transition Program, run in partnership with the Rotary to Air Group, allows U.S. military-trained helicopter pilots to complete their fixed wing training and join Frontier as a First Officer. We recently expanded our focus on international pilots who are eligible to work in the U.S. under an E-3 visa, and also expanded our partnerships with university-based flight training programs to provide opportunities for recent graduates who have their ATP or Restricted ATP to begin their career as a pilot. We believe we are an attractive employer for pilots as a result of our strong growth, which provides our pilots with career progression opportunities and enables them to achieve substantial pay increases under their collective bargaining agreement. For example, as a result of our continuing fleet expansion, First Officers are eligible for upgrade to Captain within an average of 24 to 36 months of joining us.

As of December 31, 2025, approximately 86% of our employees were represented by labor unions under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements with each as of December 31, 2025:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	December 31, 2025
Pilots	Air Line Pilots Association (“ALPA”)	January 2024(b)	29%
Flight Attendants	Association of Flight Attendants (“AFA-CWA”)	May 2024(c)	48%
Aircraft Technicians	International Brotherhood of Teamsters (“IBT”)	May 2025(d)	6%
Aircraft Appearance Agents	IBT	July 2030	1%
Dispatchers	Transport Workers Union (“TWU”)	August 2028	1%
Material Specialists	IBT	November 2030(e)	1%
Maintenance Controllers	IBT	December 2030(f)	<1%
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
(d)Our collective bargaining agreements with our aircraft technicians, represented by IBT, were still amendable as of December 31, 2025. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
(e)Effective as of November 7, 2025, we entered into a new five-year agreement with our material specialists.
(f)Effective as of December 10, 2025, we entered into a new five-year agreement with our maintenance controllers.
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

Human Capital Management
We seek to provide equal employment opportunities and to prohibit discrimination in our workforce. We believe that fostering an inclusive culture can add value and lead to a more highly engaged workforce, allowing us to deliver better business results.
Compensation and Benefits
We design our compensation and benefits with the goal of supporting the financial, mental, and physical well-being of our employees and their families. We evaluate our benefit programs each year in terms of value of benefit offerings and out-of-pocket costs in an effort to be competitive with the benefit offerings of other employers with whom we compete for talent. We continuously evaluate our benefit offerings through these market studies as well as employee surveys. We offer benefits to employees such as access to Maven fertility, infertility and adoption solution support as well as a subscription-based fitness program for our employees that allows members access to a nationwide network of participating gyms and fitness centers. Our compensation philosophy is continuously adjusted to better meet the standards set in the marketplace.
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
Seasonality and Other Factors
The air transportation business and our route network are subject to seasonal fluctuations. Demand for air travel tends to be higher in the summer months and less in the winter months, apart from the holiday season.
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
The DOT has recently engaged in rulemaking with respect to airline ticketing and fees.
In October 2022, the DOT issued a Notice of Proposed Rulemaking (“NPRM”) which would require airlines and travel agents to increase disclosure of bag fees, change and cancellation fees and family seating fees during the ticket purchase process in an effort to improve the transparency of airline pricing. The final rule was published in April 2024, however the rule is being challenged by airline associations and certain individual airlines and, in October 2025, the Fifth Circuit granted the airlines’ request for rehearing. As such, the rule is under further review and any potential impacts are still being evaluated.
Also, in August 2024, the DOT issued a NPRM regarding family seating in air transportation which would require airlines to seat children aged 13 and under next to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. The DOT is still evaluating the impacts of this proposed rule.
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
We may also be impacted by regulations affecting certain of our major commercial partners, including our co-branded credit card partner or our loyalty program. For example, there has been bipartisan legislation proposed in the U.S. Congress, referred to as the Credit Card Competition Act, designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation or any similar legislation or regulation is enacted, it could fundamentally alter the profitability of our agreement with our co-branded credit card partner and the benefits we provide to our consumers through our co-branded credit card. Additionally, in May 2024, the DOT and the Consumer Financial Protection Bureau (the “CFPB”) held a joint hearing on airline and credit card rewards. In September 2024, the DOT launched an inquiry into certain airline loyalty programs to investigate potential competition or consumer protection issues in airlines’ administration of these programs and the CFPB recently issued a circular to other law enforcement agencies warning that credit card issuers and their parties could violate federal law by devaluing rewards points and airline miles. Draft legislation introduced in the U.S. Congress, referred to as the Protect Your Points Act, similarly aims to regulate the management of frequent flyer program co-branded credit cards. If regulatory or legislative efforts to impose restrictions on airline loyalty programs are successful, they could materially reduce the revenues we derive from our FRONTIER Miles loyalty program and adversely impact our results of operations.
In November 2025, the DOT and FAA announced a temporary 10% reduction in flights at 40 major U.S. airports, due to the increased strain on both pilots and air traffic controllers due to the most recent U.S. Government shutdown. Although the U.S. government shutdown ended on November 12, 2025, the FAA did not lift the restrictions until November 17, 2025. When the restrictions were in place, airlines were required to issue full refunds to passengers.
Security Regulation
The TSA and CBP, each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the United States. International flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. We believe we are currently in compliance with all directives issued by such agencies.
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
Governmental authorities in the United States are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per-and polyfluoroalkyl substances (“PFAS”). Products containing PFAS have been used in manufacturing, industrial and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational changes. In April 2024, the U.S. Environmental Protection Agency (“EPA”) designated two widely used PFAS chemicals, perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. Under the rule, entities are required to immediately report releases of PFOA and PFOS that meet or exceed the reportable quantity of one pound within a 24-hour period to the EPA’s National Response Center. We may incur costs in connection with reporting obligations and costs related to historic usage of PFAS-containing materials, transitioning away from the usage of PFAS-containing products, disposing of PFAS-containing waste or remediating any residual environmental impacts.
Aircraft Emissions and Climate Change Requirements
Concern about climate change and GHGs may result in additional regulation and taxation of aircraft emissions in the United States and abroad. Recent actions by the U.S. government have signaled a shift in federal climate and energy policies, including the rollback of existing air-and climate-related policies, regulations and initiatives, such as the Inflation Reduction Act. Changes in U.S. climate policies and regulations may impact our business, operations, and financial condition.
The EPA issued a finding in August 2016 that GHG emissions from aircraft cause or contribute to air pollution that may reasonably be anticipated to endanger public health and welfare. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional cap-and-trade programs. In March 2017, the International Civil Aviation Organization (“ICAO”) adopted a new CO2 emissions standard to reduce the impact of aviation GHG emissions. The new CO2 standards apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standards by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. Then, in January 2021, the EPA finalized GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations, which took effect in April 2024, apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircrafts. Given recent announcements and actions by the U.S. government to reconsider air- and climate-related regulations and policies, the future and impact of these requirements is uncertain.

Several states and environmental groups have challenged these final standards. The U.S. Court of Appeals for the D.C. Circuit have denied multiple petitions to block the EPA’s standards, most recently in 2024. The outcome of any development of new aircraft GHG emissions standards cannot be predicted at this time. In the event that additional climate change legislation or regulation is enacted in the United States or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.
In addition, we are subject to the requirements of the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), an international, market-based emissions reduction program adopted by ICAO in 2016. CORSIA is intended to achieve carbon-neutral growth in the international aviation sector from 2021 through 2035 by requiring airlines to compensate for the growth in CO2 emissions, relative to a predetermined baseline, of a significant majority of international flights through the purchase of carbon offsets or the use of low-carbon fuels. For each year from 2021 through 2032, CORSIA requires each airline to compensate for the rate of growth of the CO2 emissions of the aviation sector as a whole as determined by ICAO. Starting in 2033, CORSIA would require airlines to compensate for growth in CO2 emissions using a formula that will give 85% weight to the growth in aviation sector emissions and 15% weight to the growth in the individual airline’s emissions over the period 2033 through 2035. The CORSIA program will be implemented in three phases: A pilot phase that ran from 2021 through 2023, followed by the first phase of the program running from 2024 through 2026 and a second phase scheduled to begin in 2027 through 2035. Member countries can voluntarily participate in the pilot and first phases, while participation in the second phase is mandatory for certain countries, including the United States. The U.S. government has not yet enacted legislation to mandate that U.S. operators participate in CORSIA; however, in December 2025, ICAO confirmed that governments participating in CORSIA are expected to inform airlines of their carbon emissions offsetting requirements for CORSIA’s first phase (2024) in the near future.
The costs of complying with our future obligations under CORSIA are uncertain, because there is a significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. As of December 31, 2025, we have not been required to purchase any carbon offset credits or lower-carbon aircraft fuels for the CORSIA pilot phase. In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2032 are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth starting in 2033.
U.S. commitments announced during the April 2021 Leaders’ Summit on Climate include working with other countries on a vision toward reducing the aviation sector’s emissions in a manner consistent with the 2050 net-zero emissions goal, continued participation in CORSIA and development of sustainable aviation fuels (“SAF”). In September 2021, the Sustainable Aviation Fuel Grand Challenge was launched, built upon by the FAA’s Aviation Climate Action Plan published in 2021 and updated in 2025, which outlines plans to scale up the production of SAF, which aims to reduce GHG emissions from aviation by 50%, producing 3 billion gallons of SAF by 2030, and meeting domestic aviation fuel demand by 2050. Under H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”), the Section 45Z clean fuel production tax credit has been extended through 2029, but is subject to foreign entity of concern (“FEOC”) restrictions, and requires that fuel produced after December 31, 2025 be derived exclusively from feedstock produced or grown in the United States, Mexico, or Canada. As a result, whether these U.S. goals will be achieved and if so, the potential impacts on our business, cannot be predicted at this time. As part of our efforts to decarbonize air transportation, in May 2023, we along with a consortium of other airlines, executed an agreement with CleanJoule, Inc., with a potential right to purchase domestic SAF from CleanJoule once it achieves commercial production.
In 2023, the state of California passed two climate disclosure laws, SB 253 and SB 261, which by their terms take effect in 2026. SB 253 requires specific disclosures on the amount of Scope 1, 2 and 3 GHG emissions created by or associated with an organization for any company doing business in California with annual revenue in excess of $1 billion, and SB 261 requires disclosures around climate-related risks and the associated response to those risks, for any company doing business in California with annual revenue in excess of $500 million. The potential direct and indirect impacts to us are not fully known at this time, but additional costs can be expected in relation to these disclosures. On November 18, 2025, the U.S. Court of Appeals for the Ninth Circuit granted a motion for injunction on SB 261. The injunction prohibits California Air Resources Board from enforcing SB 261 pending the appeal, with a hearing held on January 9, 2026. The injunction does not impact SB 253, which is still in effect though both SB 261 and SB 253 are also being challenged in parallel in the U.S. District Court for the Eastern District of California.
In March 2024, the SEC adopted final rules designed to enhance public company disclosures related to the risks and impact of climate-related matters. The rules include disclosures relating to climate-related risks and risk management as well as the board and management’s governance of such risks. However, in March 2025, the SEC voted to end its defense of the rules and as a result, the rules remain in effect, but are not currently enforceable. While the rules may have required disclosures beginning with 2026 Form 10-K filings, it seems highly unlikely that they will be enforced.
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
Impact of Regulatory Requirements on Our Business
Regulatory requirements, including, but not limited to those discussed above, affect operations and increase operating costs for the airline industry and future regulatory developments may continue to do the same. For additional information, please see “Risk Factors — Risks Related to Our Industry — We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition,” “— We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure,” “ — We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition” and “Risk Factors — Risks Related to Our Business — Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business, results of operations, cash flows and financial condition.”
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
The cost of aircraft fuel is highly volatile and has generally been one of our largest individual operating expenses, accounting for 24% and 28% of our operating expenses for the years ended December 31, 2025 and 2024, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) would result in increased levels of expense, and we may not be able to increase ticket prices sufficiently to cover such increased fuel costs, particularly when fuel prices rise quickly. We also sell a significant number of tickets to passengers well in advance of travel and, as a result, fares sold for future travel may not reflect such increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand. Conversely, prolonged periods of low fuel prices could limit our ability to differentiate our product and low-cost fares from those of the legacy network airlines and LCCs, as prolonged periods of low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft. In addition, prolonged periods of low fuel prices could also reduce the benefit we expect to receive from the new technology, more fuel-efficient A320neo family aircraft we operate and have on order. Any future fluctuations in aircraft fuel prices or sustained high or low fuel prices could have a material adverse effect on our business, results of operations and financial condition.

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
As of December 31, 2025 and 2024, we had no outstanding fuel cash flow hedges for future fuel consumption and, therefore, had no material impact within our consolidated statements of operations for the years ended December 31, 2025 and 2024. We cannot assure you that any potential future fuel hedging program will be effective or that we will maintain a fuel hedging program at all. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Future fuel hedge contracts could contain margin funding requirements that could require us to post collateral to counterparties in the event of a significant drop in fuel prices in the future. Additionally, our ability to realize the benefit of declining fuel prices may be delayed by the impact of any fuel hedges in place, and we may record significant losses on fuel hedges during periods of declining fuel prices. A failure of our fuel hedging strategy, significant margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.
On September 9, 2021, the U.S. Sustainable Aviation Fuel Grand Challenge (“ SAF Grand Challenge”) was launched, built upon by the FAA’s Aviation Climate Action Plan published in 2021, which outlines plans to scale up the production of Sustainable Aviation Fuel (SAF”). On January 13, 2025, the SAF Grand Challenge 2021-2024 Progress report was released, which highlighted goals of reducing gas emission by 50%, producing 3 billion gallons of SAF by 2030, and meeting domestic aviation fuel demand by 2050. Currently, industrial production of SAF is small in scale and inadequate to meeting growing demand and we anticipate that competition for SAF among industry participants will remain intense. As a result, we may need to pay a significant premium for SAF above the price we would pay for conventional jet fuel. Certain existing or potential future agreements pertain to SAF production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will be built or that they will meet contracted production timelines and volumes. In the event that the SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that we will be able to source a supply of SAF sufficient to meet our stated goals, or that we will be able to do so on favorable economic terms.
We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
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
In October 2022, the DOT issued a Notice of Proposed Rulemaking (“NPRM”) which would require airlines and travel agents to increase disclosure of bag fees, change and cancellation fees and family seating fees during the ticket purchase process in an effort to improve the transparency of airline pricing. The final rule was published in April 2024, however the rule is being challenged by airline associations and certain individual airlines and, in October 2025, the Fifth Circuit granted the airlines’ request for rehearing. As such, the rule is under further review and any potential impacts are still being evaluated.
Also, in August 2024, the DOT issued a NPRM regarding family seating in air transportation which would require airlines to seat children aged 13 and under next to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. The DOT is still evaluating the impacts of this proposed rule.
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
We may also be impacted by regulations affecting certain of our major commercial partners, including our co-branded credit card partner or our loyalty program. For example, there has been bipartisan legislation proposed in the U.S. Congress, referred to as the Credit Card Competition Act, designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation or any similar legislation or regulation is enacted, it could fundamentally alter the profitability of our agreement with our co-branded credit card partner and the benefits we provide to our consumers through our co-branded credit card. Additionally, in May 2024, the DOT and the Consumer Financial Protection Bureau (the “CFPB”) held a joint hearing on airline and credit card rewards. In September 2024, the DOT launched an inquiry into certain airline loyalty programs to investigate potential competition or consumer protection issues in airlines’ administration of these programs and the CFPB recently issued a circular to other law enforcement agencies warning that credit card issuers and their parties could violate federal law by devaluing rewards points and airline miles. Draft legislation introduced in the U.S. Congress, referred to as the Protect Your Points Act, similarly aims to regulate the management of frequent flyer program co-branded credit cards. If regulatory or legislative efforts to impose restrictions on airline loyalty programs are successful, they could materially reduce the revenues we derive from our FRONTIER Miles loyalty program and adversely impact our results of operations.
The FAA has issued final regulations governing pilot rest periods and work hours for all passenger airlines certified under Part 121 of the Federal Aviation Regulations (“FAR”). The rule known as FAR Part 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, time zones and other factors. In addition, the U.S. Congress enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. In October 2022, the FAA issued a final rule mandating rest periods of at least 10 consecutive hours for flight attendants who are scheduled for a duty period of 14 hours or less and prohibiting the reduction of the rest period under any circumstances, which have impacted and will continue to impact our scheduling flexibility. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements. We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
In November 2025, the DOT and FAA announced a temporary 10% reduction in flights at 40 major U.S. airports, due to the increased strain on both pilots and air traffic controllers due to the most recent U.S. Government shutdown. Although the U.S. government shutdown ended on November 12, 2025, the FAA did not lift the restrictions until November 17, 2025. When the restrictions were in place, airlines were required to issue full refunds to passengers. Future government shutdowns are unpredictable and could negatively impact our operations due to mandated flight reductions, decreased availability of air traffic controllers and security personnel, and other unforeseen impacts.
Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership.” While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations.
International routes are regulated by air transport agreements and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change, as the applicable agreements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by the applicable air transport agreements between the United States and foreign governments and our ability to obtain the necessary authority from the United States and foreign governments to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals, airport slots and restrictions on competitive practices. We are subject to numerous foreign regulations in the countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business—Government Regulation.”
Restrictions on, or increased taxes applicable to, charges for non-fare products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the years ended December 31, 2025 and 2024, we generated non-fare passenger revenues of $2,117 million and $2,248 million, respectively. Our non-fare passenger revenue consists primarily of revenue generated from air travel-related services such as service fees, baggage fees, seat selection fees and other passenger-related revenue and is a component of passenger revenue within our consolidated statements of operations. The DOT has rules governing many facets of the airline-consumer relationship including, for instance, unfair or deceptive practices and unfair methods of competition. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. The DOT has conducted audits of our business and routine post-audit investigations of our business are ongoing. For example, in 2023, the DOT sent us a request for information to assist in its investigation into whether we cared for our customers as required by law during Winter Storm Elliott, including providing adequate customer service assistance, prompt flight status notifications, and proper and timely refunds. The DOT concluded the investigation related to Winter Storm Elliott during 2025 with no material financial impact to our business. We will continue to fully cooperating with any requests from the DOT. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action.
The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Congress and the DOT have also examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services. For example, in December 2024, a U.S. Senate subcommittee held a bipartisan hearing on ancillary fees and unbundled pricing practices, and numerous airline executives, including our Senior Vice President, Chief Commercial Officer, were called to testify. However, if new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on non-fare passenger revenues, our business, results of operations and financial condition could be harmed. Congressional, federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for non-fare ancillary services. For a discussion of DOT regulations and rulemaking efforts, please see “—We are subject to extensive regulations by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which would cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”

We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. Following a federal excise tax audit by the IRS covering the first quarter of 2021 to the second quarter of 2023, in June 2025, we received a revised assessment in the amount of $133 million related to the applicability of federal excise tax to certain optional ancillary products and services. We established reserves for certain fees subject to the assessment where we believe a loss for this matter is probable and estimable. We are actively contesting the assessment and our appeal is pending with the IRS. There can be no assurance as to the outcome of these examinations, and we could face additional tax liability, including interest and penalties, which could adversely affect our business, results of operations and financial condition.
We are subject to risks associated with climate change, including increased regulation of our CO2 emissions, changing consumer preferences and the potential increased impacts of severe weather events on our operations and infrastructure.
Efforts to transition to a low-carbon future have increased the focus by global, national and regional regulators on climate change and GHG emissions, including CO2 emissions. In particular, ICAO has adopted rules, including those pertaining to CORSIA, which will require us to address the growth in CO2 emissions of a significant majority of our international flights. For more information on CORSIA, see “Business—Government Regulation—Environmental Regulation.”
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
In the event that CORSIA does not come into force as expected or is terminated for whatever reason, we and other airlines could become subject to an unpredictable and inconsistent array of national or regional emissions restrictions, creating a patchwork of complex regulatory requirements that could affect global competitors differently without offering meaningful aviation environmental improvements. Concerns over climate change are likely to result in continued attempts by municipal, state, regional and federal agencies, as well as international bodies, to adopt requirements or change business environments related to aviation that, if successful, may result in increased costs to the airline industry and us. In addition, several countries and U.S. states have adopted, or are considering adopting, programs, including new taxes, to regulate domestic GHG emissions. For example, in October 2023, California became the first state to sign two climate disclosure laws, if they survive ongoing legal challenge, require certain companies doing business in California, and above a certain threshold to disclose their GHG emissions and climate-related financial risks. Other states and jurisdictions in which we operate may adopt similar, divergent, or more stringent laws. Certain airports have adopted, and others could in the future adopt, GHG emission or climate-related goals that could impact our operations or require us to make changes or investments in our infrastructure.
In addition, in January 2021, the EPA adopted GHG emission standards for new aircraft engines, which are aligned with the 2017 ICAO aircraft engine GHG emission standards. Like the ICAO standards, the final EPA standards for new aircraft engines would not apply retroactively to engines on in-service aircraft. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations, which took effect in April 2024, apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircrafts.
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
In November 2025, the DOT and FAA announced a temporary 10% reduction in flights at 40 major U.S. airports, due to the increased strain on both pilots and air traffic controllers due to the most recent U.S. government shutdown. Although the U.S. government shutdown ended on November 12, 2025, the FAA did not lift the restrictions until November 17, 2025. When the restrictions were in place, airlines were required to issue full refunds to passengers. Future government shutdowns are unpredictable and could negatively impact our operations due to mandated flight reductions, decreased availability of air traffic controllers and security personnel, and other such unforeseen impacts.
In addition, airlines may also experience disruptions to their operations as a result of the aircraft and engines they operate, such as manufacturing defects, spare part shortages and other factors beyond their control. Please see “Risk Factors—Risks Related to Our Business—We depend on a sole-source supplier for our aircraft and two suppliers for our engines.”
We provide service to many areas of the United States that are at risk of, and from time to time experience, severe weather events. Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, blizzards, snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, operational disruptions can have a disproportionate impact on our ability to recover from such disruptions. In addition, many airlines re-accommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring such agreements with other airlines, which makes our recovery from travel disruption more challenging than for larger airlines that have these agreements in place. New identification requirements, such as the implementation of rules under the REAL ID Act of 2005, and increased travel taxes, such as those provided in the Travel Promotion Act, enacted in March 2010, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
Future public health threats or outbreaks of disease, including pandemics similar to the COVID-19 pandemic, have in the past and may in the future result in a severe decline in demand for air travel, and measures to reduce the spread of such diseases could have a material adverse impact on our business, results of operations, and financial condition. The duration and severity of a future public health threat or outbreak of disease, or any additional governmental or regulatory requirements that could be imposed on our business in response to such public health threat or disease, cannot be predicted and could result in additional adverse effects on our business, results of operations and financial condition.
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
The success of our operations and our future growth is dependent on a number of federal agencies, including the FAA, the DOT and the TSA. In the event of a prolonged slowdown or shutdown of the federal government, certain functions of these and other federal agencies may be significantly diminished or completely suspended for an indefinite period of time, the conclusion of which is outside of our control. During such periods, it may not be possible for us to obtain the operational approvals and certifications required for events that are critical to the successful execution of our operational strategy, such as the delivery of new aircraft or the implementation of new routes. Additionally, there may be an impact on critical airport operations, particularly security, air traffic control and other functions that could cause airport delays and flight cancellations. Shutdown-related uncertainty can also decrease both business and leisure travel demand and slow booking trends, causing short-term business headwinds.
The most recent U.S. federal government shutdown began on October 1, 2025 and lasted until November 12, 2025, with restrictions lifted on November 17, 2025. This shutdown resulted in the DOT and FAA announcing a temporary 10% reduction in flights at 40 major U.S. airports, due to the increased strain on both pilots and air traffic controllers. Future government shutdowns are unpredictable and could negatively impact our operations due to potential mandated flight reductions, decreased availability of air traffic controllers and security personnel, and other such unforeseen impacts. Furthermore, once a period of slowdown or government shutdown has concluded, there will likely be an operational backlog within the federal agencies that may extend the length of time that such events continue to negatively impact our business, results of operations and financial condition beyond the end of such period.
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
If any of our aircraft were to be involved in a significant accident or if our property or operations were to be affected by a significant natural catastrophe or other event, we could be exposed to material liability or loss. If we are unable to obtain sufficient insurance (including, but not limited to: aviation hull and liability insurance, property and business interruption coverage and cybersecurity incident coverage) to cover such liabilities or losses, whether due to insurance market conditions or otherwise, our business, results of operations and financial condition could be materially adversely affected.
Our current third-party war risk (terrorism) insurance from commercial underwriters excludes nuclear, radiological and certain other events. If we are unable to obtain adequate war risk (terrorism) insurance, or if an event not covered by the insurance we maintain were to take place, our business, results of operations and financial condition could be materially adversely affected.

Risks Related to Our Business
If we fail to implement our business strategy successfully, our business, results of operations and financial condition could be materially adversely affected.
Our growth strategy includes significantly expanding our fleet and expanding the number of markets we serve. We may be unable to achieve profitability in new markets or maintain profitability in existing markets. When developing our route network, we focus on gaining market share on routes that have been underserved or that are served primarily by higher cost airlines, where we believe we have a competitive cost advantage. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:
•sustain our relatively low unit operating costs;
•continue to realize attractive revenue performance;
•achieve and maintain profitability;
•maintain a high level of aircraft utilization; and
•access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy.
In addition, in order to successfully implement our growth strategy, which includes effectively planning and managing the growth of our fleet size, we will require access to a large number of gates and other services at airports we currently serve or may seek to serve. We believe there are currently significant restraints on gates and related ground facilities at many of the most heavily utilized airports in the United States, in addition to the fact that three major domestic airports (JFK and LGA in New York and DCA in Washington, D.C.) require government-controlled take-off or landing “slots” to operate at those airports. As a result, if we are unable to obtain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in those markets, our aircraft utilization rate could decrease and we could suffer a material adverse effect on our business, results of operations and financial condition.
Our customer growth and retention relies upon our loyalty programs and related product offerings. During 2025, we made many enhancements to our loyalty program to encourage participation in the program and reward our customers with benefits to promote flying with us. If those benefits are not deemed to be sufficient or enticing enough to our customers, we may not reach the growth and retention targets we anticipate and our financial position could be negatively impacted. Further, as part of our efforts to enhance our product offering, we plan to introduce first-class seating options beginning in 2026. The initiative requires aircraft reconfiguration and will limit our available aircraft during periods of reconfiguration. There can be no assurance that customer demand will be sufficient for this new product to offset the associated costs. If we are unable to successfully implement this product, our operations and financial position could be negatively impacted.
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
A key component of our strategy is attracting customers with low fares and garnering repeat business by delivering a high-quality, family-friendly customer experience with a more upscale look and feel than traditionally experienced on other ULCCs in the United States. The rising cost of aircraft and engine maintenance may impair our ability to offer low-cost fares, which may result in reduced revenues. Differentiating our brand and product has required, and will continue to require, significant investment, and we cannot assure you that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from the other U.S. ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low-cost fares or gain market share from the legacy airlines, particularly if we experience significant excess capacity.
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
Since 2022, we have begun to introduce aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for certain of our planned future deliveries. During 2023, Pratt & Whitney announced an expansion of an inspection program related to these PW1100 GTF engines. This inspection program began in 2023 and may continue beyond 2026; however this has not materially impacted our operations through December 31, 2025. During 2024, the FAA superseded two Airworthiness Directives related to PW1100 GTF engines. The new Airworthiness Directive imposed additional inspection and maintenance requirements on PW1100 GTF engines, including accelerated replacement of certain engine components. Pratt & Whitney also rolled out a new “GTF Advantage” program during 2025, which includes a significant redesign of the engine’s core. The inspection program could potentially affect the timing of future deliveries of aircraft for which Pratt & Whitney engines have been selected.
Separately, if any of Airbus, CFM International or Pratt & Whitney becomes unable to perform its contractual obligations, including a failure to deliver aircraft or engines on schedule, and we must lease or purchase aircraft or engines from another supplier, we would incur substantial transition costs, including expenses related to acquiring new aircraft, engines, spare parts, maintenance facilities and training activities. Additionally, we would lose the cost benefits realized by our current single-fleet composition, any of which could have a material adverse effect on our business, results of operations and financial condition. We have experienced delays in the deliveries of Airbus aircraft, which have not exceeded several months, and our business could be additionally impacted if delays persist in future periods. These risks may be exacerbated by the long-term nature of our fleet and order book. See also “—We may be subject to competitive risks due to the long-term nature of our fleet and order book which commits us to Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future.”
We may be subject to competitive risks due to the long-term nature of our fleet and order book which commits us to Airbus aircraft and the engines available for such aircraft for a substantial period of time into the future.
As of December 31, 2025, we had substantial existing aircraft purchase commitments through 2031, all of which are for Airbus A320neo family aircraft. We have committed to purchase 168 A320neo family aircraft by the end of 2031, all of which will have Pratt & Whitney GTF engines. We have a firm obligation to purchase 21 additional spare engines to be delivered by the end of 2031, all of which are Pratt & Whitney GTF engines. In addition, roughly half of our current fleet is equipped with the LEAP engine manufactured by CFM International. The A320neo family represents the latest step in the modernization of the A320 family aircraft, and includes next-generation engine technology as well as aerodynamic refinements, large curved sharklets, weight savings, a new aircraft cabin with larger hand luggage spaces and an improved air purification system. We were one of the first airlines to utilize the A320neo family and the LEAP engine, and it could take several years to determine whether the reliability and maintenance costs associated with new aircraft and engines will have a significant impact on our operations. If we are unable to realize the potential competitive advantages we expect to achieve through the implementation of the A320neo family aircraft and LEAP or GTF engines into our fleet or if we experience unexpected costs or delays in our operations as a result of such implementation, including due to increased inspection or maintenance obligations imposed on the Pratt & Whitney GTF engines, our business, results of operations and financial condition could be materially adversely affected.
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
Our business is labor intensive, with labor costs representing approximately 26% of our total operating costs for each of the years ended December 31, 2025 and 2024. As of December 31, 2025, approximately 86% of our workforce was represented by labor unions, including a number of employees covered by collective bargaining agreements that are amendable. We are currently in negotiations with our pilots, flight attendants and aircraft technicians regarding their next labor contracts. See “Business—Human Capital Resources.” We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages.
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
We are highly dependent on markets served from airports that are significant to our business, including Denver, Orlando, and Atlanta. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these and other airports, including, but not limited to:
•increases in airport rates and charges;
•limitations on take-off and landing slots, airport gate capacity or other use of airport facilities;
•termination of our airport use agreements, some of which can be terminated by airport authorities with little notice to us;
•increases in airport capacity that could facilitate increased competition;
•international travel regulations, such as customs and immigration;
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
Our largest operating base is Denver International Airport, where we primarily operate out of Concourse A, including the ground load facility and accompanying gates. Additionally, we operate at Orlando International Airport and Hartsfield-Jackson Atlanta International Airport under operating leases which expire in 2026. In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.

Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to adopt or maintain high ethical, social and environmental sustainability practices for our operations and activities; our impact on the environment; any inability to maintain our position as “America’s Greenest Airline” as measured by fuel efficiency (ASMs per fuel gallon consumed during the year ended December 31, 2025; compared to all other major U.S. carriers) including, for example, if another major U.S. airline experiences more average fuel savings than us based on ASMs per fuel gallon consumed or if consumers perceive us to be less “green” than other airlines based on different factors or metrics or by attributing the sustainability practices of our vendors, suppliers and other third parties to us; public pressure from investors or policy groups to change our policies; customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs; customer perceptions of our use of social media; or customer perceptions of statements made by us, our employees and executives, agents or other third parties. Increasingly, our reputation may also be impacted by our customers’ and other stakeholders’ evolving, and diverging, perception of the risks and opportunities we face related to human capital management and climate change engagement, our role in the communities in which we operate and our relationship with our crew members. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. If we do not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial condition, as well as require additional resources to rebuild our reputation. In addition, our reputation or brand image could be adversely impacted by any inability to deliver strong operational performance, which we believe helps strengthen our customer loyalty and attract new customers. Any sustained inability to maintain or improve our operational performance could result in decreased customer loyalty and, in turn, could significantly harm our brand and reputation and adversely affect our business and financial condition.
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
Companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their ESG practices and disclosures, including practices and disclosures related to GHGs and climate change in the airline industry in particular, and human capital management, health and safety and human rights initiatives and governance standards among companies more generally. As a result, we may face increasing and/or conflicting pressure regarding our ESG practices and disclosures. Failure, or a perception of failure, to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards (including in the timeline and manner in which we adapt or comply) could negatively impact our reputation and the trading price of our common stock. Moreover, we may be subject to diverging or inconsistent ESG regulations in different jurisdictions. New, and rapidly evolving, government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence and disclosure. The growing emphasis on ESG matters has resulted, and may result, in the adoption of new laws and regulations, including new reporting requirements, including with respect to climate change. For example, in 2023, the State of California enacted SB 253 and SB 261 which, beginning in 2026, and if they survive ongoing legal challenge, will require disclosure of climate-related financial risks and Scope 1, 2 and 3 GHG emissions, for certain companies. Additionally, our suppliers, customers or other business partners may require us to provide additional climate-related information if they are also subject to these or additional climate-related disclosure laws or regulations in other jurisdictions. If we fail to comply with new laws, regulations or reporting requirements, or we fail to provide complete and accurate information to our suppliers, customers or other business partners, our reputation and business could be adversely impacted.
Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion (“DEI”) sentiment is gaining momentum across the United States, with several states having enacted or proposed anti-ESG or anti-DEI policies or legislation and several state and federal governmental authorities filing suit alleging that ESG or DEI measures or initiatives violate law. If we were sued under any of these claims, our financial condition, reputation or business could be adversely impacted. Increasingly, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. We could be sued for our ESG or diversity policies and/or programs. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations could likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
In addition, we have a number of ESG initiatives, which will require ongoing investment, and there is no assurance that our initiatives will achieve their intended outcome. Consumers’ perceptions of our efforts to achieve these initiatives often differ widely, may vary over time and present risks to our reputation and brand. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. If we are unable to meet the ESG standards or investment criteria set by these investors, we may lose investors, investors may allocate a portion of their capital away from us and our reputation may also be negatively affected. In addition, even if our initiatives are effective, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.
Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including other ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have received customer complaints related to, among other things, our customer service and reservations and ticketing systems. We and other airlines have also received complaints regarding the treatment and handling of passengers’ noncompliance with airline policies. Passenger complaints, together with reports of lost baggage, delayed and cancelled flights and other service issues, are reported to the public by the DOT. The DOT may choose to investigate such customer complaints, and we have in the past received information requests from the DOT related to our compliance with certain consumer protection requirements. DOT investigations may result in fines or other penalties; for example, we have previously been required to provide flight credits to certain customers and pay a net cash penalty pursuant to a settlement agreement with the DOT. While such penalties have not previously had a material impact, future fines or other penalties imposed by the DOT could have a material adverse effect on our business, results of operations, and financial condition. In addition, our loyalty programs are constantly improving and evolving, which could impact customer understanding of our current offerings. If an offering is removed or added without a customer being aware, there could be an increased number of complaints due to lack of visibility and clarity of our offerings.
We offer a self-service customer service model where our customers are able to receive support via online, mobile and text channels, including the option to chat with a live agent. Some of our customers may prefer to only speak with a live agent and could develop a negative perception of our self-service model if that option is limited to them. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation.
We rely on maintaining a high aircraft utilization rate during peak days to implement our low-cost structure, which makes us especially vulnerable to flight delays, flight cancellations, aircraft unavailability or unplanned reductions in demand.
Our average daily aircraft utilization was 9.2 hours and 10.3 hours for the years ended December 31, 2025 and 2024, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Part of our business strategy is to maximize revenue per aircraft through high daily aircraft utilization, which is achieved, in part, by quick turnaround times at airports so we can fly more hours on average in a day. During 2025, we responded to softened demand due to oversaturated domestic supply amid an uncertain environment by continuing to cut capacity and reduce departures on non-peak travel days; however, our business strategy remains to maximize aircraft utilization overall, especially on peak days. Aircraft utilization is reduced by delays and cancellations caused by various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, labor availability, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity or other changes in business conditions. A significant portion of our operations are concentrated in markets such as Denver, the Southeast, the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays, particularly in the winter months and during hurricane season. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance may materially reduce our average fleet utilization and require that we re-accommodate passengers or seek short-term substitute capacity at increased costs. Further, an unplanned reduction in demand reduces the utilization of our fleet and results in a related increase in unit costs, which may be material. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unexpected unavailability of one or more aircraft and resulting reduced capacity or even a modest decrease in demand could have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2025, we had $874 million of total available liquidity, consisting of $654 million in unrestricted cash and cash equivalents and $220 million from the undrawn Revolving Loan Facility. We will continue to be dependent on our operating cash flows (if any) and cash balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations, including substantial PDPs related to the aircraft we have on order. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations, which includes PDP payments.
Under the terms of the PDP Financing Facility and the Second PDP Financing Facility, we are subject to a fixed charge coverage ratio requirement (the “FCCR Test”). If the FCCR Test is not maintained, we are required to test the loan to collateral ratio for the underlying aircraft in the PDP Financing Facility and the Second PDP Financing Facility that are subject to financing (the “LTV Test”) and make any pre-payments or post additional collateral required in order to reduce the loan to value on each aircraft in the PDP Financing Facility and the Second PDP Financing Facility that are subject to financing below a ratio threshold. The LTV Test is largely dependent on the appraised fair value of the underlying aircraft subject to financing. LTV Tests may require prepayments or collateral postings in the future depending on aircraft appraisals and other factors.
Our class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) represent the interests in our series A-1 equipment notes in respect of which we are subject to certain covenants. The equipment notes are secured by liens on substantially all of our spare parts and tooling and we are required to obtain semi-annual appraisals, and to ensure that a specified percentage of our spare parts (by appraisal value) are pledged to secure the equipment notes and that the loan-to-value ratio does not exceed a specified percentage. If we do not meet covenant requirements, or fail to make semi-annual payments, we could face accelerated payment obligations. In addition, the terms of our equipment notes limit our ability to freely use, dispose of, or pledge these assets.
If we fail to maintain certain liquidity and other financial covenants, our credit card processors, of which one vendor represents a significant majority of transactions, have the right to hold back credit card remittances to cover our obligations to them, which would result in a reduction of unrestricted cash that could be material. In addition, while we currently have aircraft lease financing that does not require that we maintain a maintenance reserve account, we could be required in the future to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors as a result of future aircraft lease financing arrangements. Further, if our revolving loan facility is drawn upon, we may be required to hold certain amounts of cash in restricted accounts until the drawn amount is repaid. Our restricted cash is partially collateralized by our standby letters of credit and surety bonds to be issued to various airport authorities and vendors, and could result in material future use of restricted cash. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain another line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations to purchase aircraft and spare engines that we have on order from Airbus and Pratt & Whitney, respectively. Please refer to “Notes to Consolidated Financial Statements — 11. Commitments and Contingencies” for additional information. We are evaluating financing options for the aircraft operating leases that are committed as of December 31, 2025. Historically, we have financed our aircraft and spare engine deliveries through sale-leaseback financing. During the years ended December 31, 2025, 2024 and 2023, we generated $441 million, $264 million and $163 million of financing cash flows, respectively, and corresponding operating gains of $302 million, $294 million and $147 million, respectively, from sale-leaseback financing related to our aircraft and spare engine deliveries. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, which includes future sale-leaseback financing, such as our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. The extent of future sale-leaseback gains/losses recognized and cash generated, which is also dependent on the number of committed future deliveries of aircraft and spare engines, could be impacted if we are not able to secure sale-leaseback arrangements in the future for our deliveries. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
Our maintenance costs will increase over the near term, we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors and we could incur significant maintenance expenses outside of such maintenance schedules in the future.
As of December 31, 2025, the operating leases for 0, 7, 14, 13 and 12 aircraft in our fleet were scheduled to terminate during 2026, 2027, 2028, 2029 and 2030, respectively. Additionally, as of December 31, 2025, the operating leases for 1, 0, 2, 3 and 2 engines in our fleet were scheduled to terminate during 2026, 2027, 2028, 2029 and 2030, respectively. In certain circumstances, such operating leases may be extended. Prior to such aircraft and engines being returned, we will incur costs to restore the aircraft and engines to the condition required by the terms of the underlying operating leases or as negotiated with lessors due to lease terminations. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft and engine at the time it is to be returned, and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required maintenance on a given aircraft or engine.
In addition, as of December 31, 2025, we had a firm obligation to purchase 168 A320neo family aircraft and 21 engines by the end of 2031. We expect that these new aircraft and engines will require less maintenance when they are first placed in service (sometimes called a “maintenance holiday”) because the aircraft and engines will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are first required. Following these initial maintenance holiday periods, the new aircraft and engines we have an obligation to acquire will require more maintenance as they age and our maintenance and repair expenses for each newly purchased aircraft will be incurred at approximately the same intervals. Moreover, because a large portion of our future fleet will be acquired over a relatively short period, significant maintenance to be scheduled on each of these planes may occur concurrently with other aircraft acquired around the same time, meaning we may incur our heavy maintenance obligations across large portions of our fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service.

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
Furthermore, the terms of any lease agreements that we enter into in the future could require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, which could result in recording significant prepaid deposits on our consolidated balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses could have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Leased Aircraft Return Costs” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Long-Term Maintenance Agreements.”
We have a significant amount of aircraft-related fixed obligations and obligations under other debt arrangements that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2025, all 176 aircraft in our fleet were financed under operating leases. For the years ended December 31, 2025 and 2024, we incurred aircraft rent of $748 million and $675 million, respectively, and maintenance costs of $209 million and $209 million, respectively. As of December 31, 2025 and 2024, we had future operating lease obligations of approximately $4,849 million and $3,966 million, respectively, and future principal debt obligations of $620 million and $507 million, respectively. For the years ended December 31, 2025 and 2024, we made cash payments for interest related to debt of $43 million and $33 million, respectively. In addition, we have significant obligations for aircraft and spare engines that we have on order from Airbus and Pratt & Whitney, respectively, for delivery through 2031.
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
We have historically entered into agreements with third-party specialists to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, as well as administrative and support services that involve the use of internally or externally hosted information technology assets, such as hardware and software platforms. We are likely to enter into similar service agreements in new markets we decide to enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates. In addition, certain third-party vendors may have difficulty hiring or retaining sufficient talent to meet their obligations to us due to the worker shortage impacting certain sectors of the U.S. labor market.
As we outsource certain critical business activities to third parties and we depend on a limited number of suppliers for our aircraft and engines, we have increased our reliance on the successful implementation and execution of the business continuity planning and cybersecurity controls of such third-party service providers in the current environment. If one or more of such third parties experience operational failures as a result of significant disruption in global supply chains, staffing shortages, cybersecurity attacks or due to sanctions imposed by the United States and foreign government bodies in response to the war between Russia and Ukraine and the conflict in the Middle East, or claim that they cannot perform due to a force majeure event, it may have a material adverse impact on our business, results of operations and financial condition. We cannot guarantee that, as a result of the ongoing, or future, supply chain disruptions or staffing shortages, we or our third-party service providers will be able to timely source all of the products and services we require in the course of our business, or that we will be successful in procuring suitable alternatives.
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
We rely on third-party distribution channels, including those provided by or through GDSs and NDCs, conventional travel agents and OTAs to distribute a portion of our airline tickets and to collect a portion of our ancillary revenues. These distribution channels are more expensive and currently have less functionality in respect of ancillary revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs, NDCs and OTAs designed to manage our costs, increase our distribution flexibility and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets and may not provide the functionality we require to maximize ancillary revenues. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems or any failure on our part to implement any new technologies or systems could materially adversely affect our business.
We are highly dependent on technology that is internally or externally managed, such as computer systems, hardware and software (e.g. cloud and SaaS solutions), networks and automated systems, including artificial intelligence (“AI”), to operate our business (collectively, “IT Systems”). These IT Systems include our computerized airline reservation system provided by Navitaire, flight operations systems, telecommunications systems, mobile app, airline website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. The Navitaire reservations system, which is hosted and maintained under a long-term contract by a third-party specialist, is critical to our ability to issue, track and accept tickets, conduct check-in, board and manage our passengers through the airports we serve and provide us with access to GDSs, which enlarge our pool of potential passengers. There are many instances in the past where a reservations system malfunctioned, whether due to the fault of the system provider or the airline, with a highly adverse effect on the airline’s operations, and such a malfunction has in the past, and could in the future, occur on our system, or in connection with any system upgrade or migration in the future. We also rely on third-party specialists to maintain our flight operations systems, and if those systems are compromised or not functioning, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our operational performance and stall our operations.
IT Systems, including AI, are crucial to the efficiency of our business. We believe the use of emerging technologies, such as AI, presents both significant benefits and risks. Our competitors may implement AI more quickly and on a larger scale than us, which could impact our ability to remain competitive. Implementing AI could require a large amount of human resources and analysis, which could impact our business efficiency in the short term and require additional investment. AI tools are developed through the use of data and human training of the machine learning, thus if the outputs are deemed to be inaccurate, incomplete, biased or questionable AI may be deemed unreliable and ineffective. If we are unable to implement AI efficiently or effectively, it could impact our operations and financial position.
A significant disruption or compromise to the confidentiality, integrity or availability of our IT Systems, could materially adversely affect our business. In November 2025, there was an urgent software update required for all A320 aircraft. Our aircraft were updated immediately, however if future software development issues are identified and take time to resolve, our flight operations could be impacted. Likewise, if our reservation system fails or experiences interruptions, and we are unable to book seats for a period of time, we could lose a significant amount of revenue as customers book seats on other airlines, and our reputation could be harmed. In addition, replacement technologies and systems for any service we currently utilize that experiences failures or interruptions may not be readily available on a timely basis, at competitive rates or at all. Furthermore, our current technologies and systems are heavily integrated with our day-to-day operations and any transition to a new technology or system could be complex and time-consuming. In the event that one or more of our primary technology or systems vendors fails to perform, and a replacement system is not available or if we fail to implement a replacement system in a timely and efficient manner, our business could be materially adversely affected.
Unauthorized use, unauthorized incursions or user exploitation of our IT Systems could compromise the personally identifiable information of our passengers, prospective passengers or personnel, and other sensitive information and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.
In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party specialists collect, process, transmit and store a large volume of proprietary business information (e.g. trade secrets, flights operations data) as well as personally identifiable information of our passengers, prospective passengers or personnel, including email addresses, home addresses, financial data such as credit and debit card information and other sensitive information (collectively, the “Confidential Data”). The confidentiality, integrity and availability of the IT Systems where we and our third-party specialists store and process this Confidential Data is a critical element of our business. These IT Systems are vulnerable to cyberattacks and other security issues, including threats posed by criminal hackers, hacktivists, state-sponsored actors, corporate espionage actors, malicious insiders (e.g. employees, contractors) and human or technological error (e.g. known or unknown software and hardware vulnerabilities). The emergence of AI has created new cybersecurity threats such as Confidential Information disclosed to a third-party generative AI platform that could be leaked or disclosed to others, unbeknownst to us. Threats to cybersecurity have increased with the sophistication of malicious actors, who increasingly use techniques and tools, such as artificial intelligence, to circumvent security controls, evade detection and even remove forensic evidence, which renders effective incident detection, investigation and remediation both challenging and expensive. In addition, we have acquired and are likely to acquire in the future, companies with cybersecurity vulnerabilities and/or deficient security measures, which expose us to significant risk. Moreover, as noted above, a significant attack or incident experienced by a critical third-party specialist could materially impact our business.

We have experienced cybersecurity attacks and incidents in the past, however to date, no attack or incident has materially impacted our business or financial condition but we expect attacks and incidents to continue and cannot guarantee that material incidents will not occur in the future. Several high-profile companies have experienced significant data breaches and ransom attacks, which have caused those companies to suffer substantial financial and reputational harm.
A significant cybersecurity incident could result in a range of material negative consequences for us, including due to the following: lost revenue; unauthorized access to, disclosure, modification, misuse, loss or destruction of IT Systems or Confidential Data; such as personal identifying information or our intellectual property; the loss of functionality of critical IT Systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of defending against, preparing for, responding to and remediating an incident may be substantial. As cybersecurity threats become more frequent, intense and sophisticated, costs of proactive defense measures are increasing. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Additionally, any material failure by us or our third-party specialists to maintain compliance with legal requirements, including the Payment Card Industry security requirements or to rectify a data security issue may result in material fines and restrictions such as our ability to accept credit and debit cards as a form of payment. While we have taken precautions to protect our IT Systems and Confidential Data, we cannot assure you that our precautions are either adequate or implemented properly to prevent and detect a data breach or other cybersecurity incident and its adverse financial and reputational consequences to our business. Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See Part I, Item 1C, “Cybersecurity” for additional discussion.
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
We are highly dependent on select markets where we maintain a large presence, with 21%, 17% and 16% of our flights during the year ended December 31, 2025 having Denver International Airport, Orlando International Airport, and Hartsfield-Jackson Atlanta International Airport as either their origin or destination, respectively. Atlanta has grown to be a significant market due to our continued expansion into the top-20 U.S. metros. Our largest operating base is Denver International Airport, where we primarily operate out of Concourse A, including the ground load facility and accompanying gates. Additionally, we operate at Orlando International Airport and Hartsfield-Jackson Atlanta International Airport under operating leases which expire in 2026. We have experienced an increase in operational challenges at these airports due to airport congestion, which have adversely affected our operating performance and results of operations. We have also experienced increased competition at Denver International Airport, Orlando International Airport, and Hartsfield-Jackson Atlanta International Airport from carriers adding flights to and from the respective cities. Additionally, flight operations in Denver, Orlando, and Atlanta can face extreme weather challenges which, at times, has resulted in severe disruptions in our operation and the occurrence of material costs as a consequence of such disruptions.
Our business could be further harmed by an increase in the amount of direct competition we face in the select markets we operate in or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the select markets we operate in, such as adverse changes in government regulations, local economic conditions, health concerns, adverse weather conditions, negative public perception of those markets, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers. Additionally, if consumer preference shifts towards international routes compared to domestic routes, our business would be harmed by the change in demand for a majority of our routes.
Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business, results of operations, cash flows and financial condition.
Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to: infrastructure renewal programs; changes to operating and maintenance requirements and immigration and security policy and requirements; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; public company reporting requirements; environmental regulation and antitrust enforcement. To the extent that any such changes have a negative impact on us or the airline industry in general, including as a result of related uncertainty, these changes may materially impact our business, results of operations, cash flows and financial condition. Please see “Business—Government Regulation.”
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
On July 4, 2025, the OBBBA was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including, but not limited to, 100% bonus depreciation, reverting to the higher, EBITDA-based, business interest expense limitation and modifying certain international tax provisions. These provisions may adversely affect our financial condition in the future. The U.S. government may enact additional significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, significant changes to the taxation of income derived from international operations and an addition of further limitations on the deductibility of business interest. We are unable to predict whether such additional changes will occur. If such changes are enacted or implemented, we are unable to predict the ultimate impact on our business and there can be no assurance that our business will not be adversely affected.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from prior taxable years. As of December 31, 2025, we had deferred tax assets of approximately $93 million, $16 million and $15 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. Under current tax law, our federal NOL carryforwards do not expire, but the deductibility of such NOL carryforwards is limited to 80% of our taxable income. Our state NOLs may expire, if not utilized, from one year to having no expiration depending on the state the NOL is attributed to, and our foreign NOLs expire in 19 years. As a result of our assessment over the future realizability of these NOLs, as of December 31, 2025, we have a $15 million valuation allowance related to our foreign deferred tax assets and a $50 million valuation allowance related to certain federal and state deferred tax assets, with a portion considered realizable due to the future reversals of existing taxable temporary liabilities.
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
Effective September 2025, the United States and European Union reached a new trade agreement. The agreement, among other changes, included an exemption on tariffs for aircrafts and aircraft parts. The agreement supersedes the prior potential imposition of retaliatory tariffs and significantly reduces the likelihood of tariff related impacts to our business, subject to the United States’ continued compliance with the agreement. We continue to monitor the situation and any potential future tariffs could negatively impact our business, operations and financial condition.
Our business could be materially adversely affected if we lose the services of our key personnel.
Our success depends, to a significant extent, upon the efforts and abilities of our senior management team and key financial and operating personnel, particularly James G. Dempsey, our Chief Executive Officer and President, and Mark C. Mitchell, our Senior Vice President and Chief Financial Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer or other key employee without an adequate replacement, or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team. Additionally, value of stock-based compensation is dependent upon our stock price and assessments against our peers. If we do not reach or maintain reasonable performance in our stock price, it could affect our ability to retain or attract our key employees.
We rely on our private equity sponsor.
Indigo Partners, LLC (“Indigo Partners”) is a private equity fund with significant expertise in the ULCC business, and this expertise has been available to us through the persons affiliated with Indigo Partners on our board of directors and through a Professional Services Agreement that was put in place in connection with the 2013 acquisition from Republic Airways Holdings, Inc. and pursuant to which we are charged a fee by Indigo Partners of approximately $375,000 per quarter, plus expenses. We also pay each director affiliated with Indigo Partners an annual director’s fee as compensation. Our engagement of Indigo Partners pursuant to the Professional Services Agreement will continue until the date that Indigo Partners and its affiliates own less than approximately 19.8 million shares of our common stock. Although Indigo Partners and its affiliates, including William Franke, the Chair of our Board, continue to own a substantial percentage of our outstanding common stock, Indigo Partners and its affiliates may nonetheless elect to reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationship with Indigo Partners, such as management expertise, industry knowledge and volume purchasing.
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
•announcements concerning the availability of the type of aircraft or engines we operate;
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
We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into, or exercisable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the Payroll Support Program (the “PSP”), the second Payroll Support Program (“PSP2”) and the Payroll Support Program 3 (“PSP3”), we issued warrants which are exercisable for up to an aggregate of 759,850 shares of our common stock. During the year ended December 31, 2025, 494,608 of those shares were exercised and 27,968 expired, as such there are 237,274 outstanding PSP warrants as of December 31, 2025. The remainder of the warrants will expire between March 2026 and June 2026.
In connection with the $150 million borrowing from the U.S. Department of the Treasury (the “Treasury” and the “Treasury Loan”, respectively), which was repaid in full on February 2, 2022, we issued warrants which are exercisable for up to 2,358,090 shares of our common stock. During the year ended December 31, 2025, 750,000 of those shares were exercised and 1,608,090 expired. As of December 31, 2025, there are no outstanding treasury warrants. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the trading price of our common stock could decline substantially. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sell a substantial amount of our common stock or if the market perceives that such issuances or sales may occur, then the trading price of our common stock could significantly decline. In addition, the issuance of additional shares of common stock would dilute the ownership interests of our existing common stockholders.
The value of our common stock may be materially adversely affected by additional issuances of common stock or preferred stock by us or sales by our top stockholders.
Any future issuances or sales of our common stock by us will be dilutive to our existing stockholders. An investment fund managed by Indigo Partners, which held approximately 178.8 million shares of our common stock as of March 31, 2024, was entitled to rights with respect to registration of all such shares under the Securities Act pursuant to a registration rights agreement. Following the distribution in April 2024 of the shares of our common stock by the investment fund to its members on a pro rata basis, in-kind and without consideration, certain of the recipients of such shares are entitled to the registration of their shares pursuant to the registration rights agreement. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur or the issuance of securities exercisable or convertible into our common stock could adversely affect the prevailing trading price of our common stock.
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
Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and Indigo Denver Management Company, LLC (“Indigo”) and its affiliates, including Indigo Partners. Under these provisions, neither Indigo Partners, its portfolio companies, funds or other affiliates, nor any of their agents, stockholders, members, partners, officers, directors and employees will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. For instance, a director of our company who also serves as a stockholder, member, partner, officer, director or employee of Indigo Partners or any of its portfolio companies, funds or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisitions or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, results of operations or financial condition, if attractive corporate opportunities are allocated by Indigo Partners to itself or its portfolio companies, funds or other affiliates instead of to us. In addition, our amended and restated certificate of incorporation provides that we shall indemnify each of the aforementioned parties in the event of any claims for breach of fiduciary or other duties brought in connection with such other opportunities. The terms of our amended and restated certificate of incorporation are more fully described in the Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, which is filed as Exhibit 4.1 hereto.
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
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of indebtedness, at the holding company level from our subsidiaries to meet our obligations. Future agreements governing the indebtedness of our subsidiaries could impose restrictions on our subsidiaries’ ability to pay dividend distributions or other transfers to us. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
In order to respond to the threat of security breaches and cyberattacks, we have developed and maintained a cybersecurity risk management program that is designed to protect and preserve the confidentiality, integrity and continued availability of our systems and information. The maturity of our cybersecurity program is assessed annually. We have developed an internal cybersecurity risk management framework which utilizes industry frameworks and standards, such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF and other security standards, guidelines and best practices within our own framework to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across our overall enterprise risk assessment to other legal, compliance, strategic, operational and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments and rating platforms that are leveraged to help identify cybersecurity risks to our critical systems, information, services and our broader enterprise information technology environment;
•a cybersecurity team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents through monitoring and identification activities;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
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
We did not identify any material security breaches during the year ended December 31, 2025, nor have we identified risks from any known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, may result in a material impact to our operations, business strategy, results or financial condition. See “Risk Factors — Risk Related to Our Business — Unauthorized use, unauthorized incursions or user exploitation of our IT Systems could compromise the personally identifiable information of our passengers, prospective passengers or personnel, and other sensitive information and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.”

Cybersecurity Governance
Our board of directors is responsible for risk oversight, including cybersecurity risks, which occurs at the board of directors’ level and through the Audit Committee’s oversight of cybersecurity and other information technology risks. Additionally, we have a Cybersecurity Disclosure Committee (“CDC”), which includes representation from our Information Technology, Legal, Internal Audit and Accounting and Reporting teams. The CDC assists management with important aspects of compliance with public disclosure rules relating to cybersecurity incidents. The CDC also provides input and consideration into internal controls surrounding cybersecurity along with reviewing cybersecurity risks, mitigation strategies, and ensuring the cybersecurity strategy is in alignment with business objectives.
The Audit Committee receives reports as necessary, and no less than quarterly, from our cybersecurity management team on our cybersecurity risks and related information, including, but not limited to, analysis of events that have impacted our peers, updates on program maturity, regulatory compliance status and cybersecurity program status and updates. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents.
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
Management’s Role
Our cybersecurity management team is led by our Senior Vice President & Chief Information Officer (“CIO”) and Senior Director of Cybersecurity, who are primarily responsible for assessing and managing our material risks from cybersecurity threats. They lead an operations team that implements and monitors our overall cybersecurity risk management program through various processes and technologies deployed in our environment, and also supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants and professional services providers. Our CIO and Senior Director of Cybersecurity have extensive cybersecurity experience as noted below:
•Our Senior Vice President & CIO leads our information technology department and oversees our cybersecurity division. Our CIO holds a Bachelor’s degree from the University of Texas and has served in various IT and cybersecurity roles for over 20 years across numerous organizations, including Chief Operating Officer, Chief Technology Officer, Senior Vice President of Operations and IT director roles.
•Our Senior Director of Cybersecurity heads the division and is responsible for aspects of cybersecurity across our infrastructure, which includes cybersecurity architecture and engineering, cybersecurity operations and IT governance risk and compliance. Our Senior Director of Cybersecurity has served in various cybersecurity roles for over 20 years at numerous organizations, across many industries. Our Senior Director of Cybersecurity earned a Bachelor of Science in Computer Information Systems from Excelsior University and a Master of Business Administration (MBA) from Colorado State University.

ITEM 2. PROPERTIES
Aircraft
As of December 31, 2025, we operated a fleet of 176 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (Years)	Number of Aircraft	Number Owned	Number Leased
A320ceo	180 or 186	10	6	—	6
A320neo	186	6	89	—	89
A321ceo	230	9	21	—	21
A321neo	240	2	60	—	60
			176	—	176
Ground Facilities
Our facility leases are primarily for space at approximately 100 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2025, the remaining lease terms vary from one month to thirteen years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our consolidated balance sheets as right-of-use assets and lease liabilities.
During the year ended December 31, 2025, 21% of our flights had Denver International Airport as either their origin or destination. We primarily operate out of Concourse A at Denver International Airport, where our primary base of operation is the ground load facility and accompanying gates. We typically use 14 gates within Concourse A, all of which are preferentially leased at the ground load facility. International arrivals and other overflow departures operate from Common-Use gates on Concourse A. We also lease a hangar, consisting of approximately 154,900 square feet, which includes office space and is where we provide certain maintenance on our aircraft. Other airports through which we conduct significant operations include Orlando International Airport (MCO) and Hartsfield-Jackson Atlanta International Airport (ATL).
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
Holders
As of February 13, 2026, there were approximately 14 holders of record of our common stock. However, because many of our shares are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
There were no cash dividend declarations or payments during the year ended December 31, 2025 and we do not expect to pay cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total returns during the period from April 1, 2021 (the date our common stock commenced trading on Nasdaq) through December 31, 2025 of our common stock to the NYSE ARCA Airline Index and the Standard & Poor’s 500 Index. The comparison assumes $100 was invested on April 1, 2021 in each of our common stock and the indices and assumes that all dividends were reinvested. The stock performance shown on the following graph represents historical stock performance and is not necessarily indicative of future stock price performance.

Cumulative Total Returns

200
150
100
50
0
04/01/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Frontier Group Holdings, Inc.
S&P 500 Index
NYSE ARCA Airline (XAL)

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the fourth quarter of 2025.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of fiscal year 2025 compared to fiscal year 2024 is included herein. For a discussion of the results of operations for fiscal year 2023 and comparisons between fiscal year 2024 and fiscal year 2023, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
Overview
The following table provides select financial and operational information for the years ended December 31, 2025 and 2024 (in millions, except percentages):

	Year Ended December 31,		Change
	2025	2024
Total operating revenues	$3,724	$3,775	(1)%
Total operating expenses	$3,873	$3,717	4%
Income (loss) before income taxes	$(134)	$86	N/M
Available seat miles (“ASMs”)	39,754	39,871	—%
Earnings (loss) per share, diluted	$(0.60)	$0.37	N/M
Revenues
Total operating revenues for the year ended December 31, 2025 totaled $3,724 million, a decrease of 1% compared to the year ended December 31, 2024. Revenue per available seat mile (“RASM”) decreased by 1% driven by a 1% decrease in total revenue per passenger, as compared to the corresponding prior year period.
Operating Expenses
Total operating expenses during the year ended December 31, 2025 increased to $3,873 million, resulting in a cost per available seat mile (“CASM”) of 9.74¢, an increase of 5% compared to the year ended December 31, 2024. Fuel expense was $112 million lower, as compared to the corresponding prior year period. This 11% decrease in fuel expense for the year ended December 31, 2025 was primarily driven by a 10% decrease in fuel cost per gallon, as well as the 2% decrease in fuel gallons consumed.
Our non-fuel expenses increased by 10% during the year ended December 31, 2025, as compared to the corresponding prior year period, driven primarily by increased aircraft rent due to a larger fleet, increased station costs due to station mix and rate inflation, increased employee costs, and the benefit from a legal settlement in the prior period, partially offset by lower lease return costs during the same period. CASM (excluding fuel), a non-GAAP measure, increased 10% to 7.41¢, while capacity remained consistent, for the year ended December 31, 2025, as compared to the corresponding prior year period, due to the aforementioned drivers of increased non-fuel expenses.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 6.81¢ for the year ended December 31, 2024 to 7.41¢ for the year ended December 31, 2025. There were no adjustments for the year ended December 31, 2025. For the year ended December 31, 2024, Adjusted CASM (excluding fuel) excludes the impact of $38 million related to a legal settlement.

Net Income (Loss)
We generated a net loss of $137 million during the year ended December 31, 2025, compared to a net income of $85 million for the year ended December 31, 2024. There were no non-GAAP adjustments for the year ended December 31, 2025. Considering the aforementioned non-GAAP adjustments and the $5 million valuation allowance and the write-off of $1 million in unamortized deferred financing costs for the year ended December 31, 2024, our adjusted net income, a non-GAAP measure, was $53 million for the year ended December 31, 2024.
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
Liquidity
As of December 31, 2025, our total available liquidity was $874 million, consisting of $654 million of unrestricted cash and cash equivalents and availability of $220 million under our revolving line of credit (the “Revolving Loan Facility”).
Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors that typically affect airlines and their markets, including trends which affect the broader travel industry, as well as trends which affect the specific markets and customer base that we target. The following key factors may affect our future performance:
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are the fare and total price, flight schedules, number of routes served from a city, frequent flyer programs, product and passenger amenities, customer service, fleet type and reputation. The airline industry is particularly susceptible to price discounting as once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. Price competition occurs on a route-by-route basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element of our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets. In addition, some of the legacy network carriers match LCC and ULCC pricing on portions of their network, including through the selective deployment of so-called “basic economy” fares. We believe that fare discounts, along with more customer optionality over product offerings and enhancements to our frequent flyer program, have and will continue to stimulate demand for Frontier.
Our strategy is underpinned by our low-cost structure, and has significantly reduced our cost base by optimizing aircraft utilization to align capacity with expected travel demand patterns, transitioning to larger and more fuel-efficient aircraft, maximizing seat density, renegotiating the majority of our distribution agreements, realigning and simplifying our network, enhancing our website and mobile app, boosting employee productivity and contracting with leading specialists to provide us with select operating and other services.
We believe that we are well positioned to maintain our low unit operating costs relative to our competitors through on-going strategic initiatives, including continuing our cost optimization efforts, planned increases in aircraft utilization and further realizing economies of scale. To the extent that we are unable to maintain our low-cost structure, our ability to compete effectively may be impaired. In addition, if our competitors engage in fare wars or similar behavior, our financial performance could be adversely impacted.

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
Seasonality. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business and our route network are subject to seasonal fluctuations. We generally expect demand to be greater in the summer months and less in the winter months, apart from the holiday season. As we increase our routes in other markets, we have reduced our concentration in Denver to decrease the impact of seasonality in our business. During the year ended December 31, 2025, 21% of our flights had Denver International Airport as either their origin or destination, as compared to 23% of our flights during the year ended December 31, 2024.
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
We have seven union-represented employee groups comprising approximately 86% of our employees as of December 31, 2025. Our pilots are represented by the Air Line Pilots Association (“ALPA”); our flight attendants are represented by the Association of Flight Attendants (“AFA-CWA”); our aircraft technicians, aircraft appearance agents, material specialists and maintenance controllers are all represented by the International Brotherhood of Teamsters (“IBT”); and our dispatchers are represented by the Transport Workers Union (“TWU”). We are currently in negotiations with the ALPA, AFA-CWA, and aircraft technicians represented by IBT regarding the next labor contract. Please refer to “Notes to Consolidated Financial Statements — 11. Commitments and Contingencies” for additional information.
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
As of December 31, 2025, the average age of our aircraft was approximately five years and all of the aircraft in our fleet were financed with operating leases, the last of which is scheduled to expire in 2037. Please refer to “Notes to Consolidated Financial Statements — 8. Operating Leases” for further discussion. We expect that these new aircraft will require less maintenance when they are first placed into service (sometimes called a “maintenance holiday”) because the aircraft will benefit from manufacturer warranties and also will be able to operate for a significant period of time, generally measured in years, before the most expensive scheduled maintenance obligations, known as heavy maintenance, are required. Once these maintenance holidays expire, these aircraft will require more maintenance as they age and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. When these more significant maintenance activities occur, this will result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to generate revenue.
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
Recent Developments
Macroeconomic Conditions. The U.S. government is in the process of expanding the scope of tariffs, which have significantly increased the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory measures against the United States. These or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry, which may adversely impact our operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among other impacts.
During 2025, the United States and European Union reached a trade agreement. The agreement, among other changes, included an exemption on tariffs for aircrafts and aircraft parts. We continue to monitor the situation and the related impacts to our business.
Financing. During 2025, we entered into multiple transactions to provide additional cash available for general purposes. We issued approximately $105 million of class A-1 enhanced equipment trust certificates (“2025-1 EETCs”), which are secured by liens on substantially all of our spare parts and tooling. In addition, we amended our Revolving Loan Facility, which now provides for $220 million of total commitments. We continue to utilize sale-leaseback transactions related to our aircraft and engines which generated $441 million of cash proceeds in 2025.
Labor. During 2025, we entered into new contracts with our aircraft appearance agents, material specialists, and maintenance controllers, effective for five years, respectively. We are currently in negotiations with the unions which represent our pilots, flight attendants, and aircraft technicians regarding their next labor contracts. Please refer to “Notes to Consolidated Financial Statements — 11. Commitments and Contingencies” for additional information.
Legal/Regulatory. During 2025, we obtained a revised preliminary assessment in the amount of $133 million related to the applicability of federal excise tax to certain optional ancillary products and services. We established reserves for certain fees subject to the assessment where we believe a loss for this matter is probable and estimable. We are contesting the assessment.
Product. During 2025, we implemented various enhanced benefits related to our frequent flyer program including: free seat upgrades for Elite Gold members and above (including First Class Seating (“First Seats”), available in 2026), priority boarding for our loyalty members, options to redeem FRONTIER Miles for bundles, For Less price guarantee, and no change or cancel fees on bundles.
Pratt & Whitney. Since 2022, we have introduced aircraft into our fleet that use the Pratt & Whitney PW1100 Geared Turbo Fan (“GTF”) engine, and we have selected this engine for our planned future deliveries. During 2023, Pratt & Whitney announced the requirement, mandated by the U.S. Federal Aviation Administration, that certain engines be removed for inspection due to a possible condition in the powdered metal used to manufacture certain engine parts. This will require accelerated inspection of the PW1100 GTF engine, which we use for certain of our A320neo family aircraft, and could result in lengthy turnaround times to perform these inspections, including any resulting repairs or other modifications that may be identified. Although our operations have not been impacted as of December 31, 2025, this inspection program may have an adverse impact on our operations, particularly when we are required to temporarily take aircraft out of service. We do not anticipate this impacting our future capacity.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Operating Revenues

	Year Ended December 31,		Change
	2025	2024
Operating revenues ($ in millions):
Passenger	$3,598	$3,683	$(85)		(2)%
Other	126	92	34		37%
Total operating revenues	$3,724	$3,775	$(51)		(1)%

Operating statistics:
ASMs (millions)	39,754	39,871	(117)		—%
Revenue passenger miles (RPMs) (millions)	31,187	30,630	557		2%
Average stage length (miles)	919	894	25		3%
Load factor	78.4%	76.8%	1.6	pts	N/A
RASM (¢)	9.37	9.47	(0.10)		(1)%
Total ancillary revenue per passenger ($)	67.57	70.29	(2.72)		(4)%
Total revenue per passenger ($)	112.17	113.38	(1.21)		(1)%
Passengers (thousands)	33,200	33,296	(96)		—%
Total operating revenues decreased $51 million, or 1%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Revenue was unfavorably impacted by the 1% decrease in RASM, driven by 3% higher average stage length, supported by 5% fewer departures, and a 1% decrease in total revenue per passenger, partially offset by the 1.6-point increase in load factor compared to the corresponding prior year period. Capacity, as measured by ASMs, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, remained consistent due to an 11% increase in average aircraft in service, offset by an 11% decrease in average daily aircraft utilization.

Operating Expenses

	Year Ended December 31,		Change		Cost per ASM				Change
	2025	2024			2025		2024
Operating expenses ($ in millions):(a)
Aircraft fuel	$929	$1,041	$(112)	(11)%	2.33	¢	2.61	¢	(11)%
Salaries, wages and benefits	1,016	954	62	6%	2.56		2.39		7%
Aircraft rent	748	675	73	11%	1.88		1.69		11%
Station operations	717	637	80	13%	1.80		1.60		13%
Maintenance, materials and repairs	209	209	—	—%	0.53		0.52		2%
Sales and marketing	159	178	(19)	(11)%	0.40		0.45		(11)%
Depreciation and amortization	91	72	19	26%	0.23		0.18		28%
Other operating expenses	4	(49)	53	N/M	0.01		(0.12)		N/M
Total operating expenses	$3,873	$3,717	$156	4%	9.74	¢	9.32	¢	5%

Operating statistics:
ASMs (millions)	39,754	39,871	(117)	—%
Average stage length (miles)	919	894	25	3%
Passengers (thousands)	33,200	33,296	(96)	—%
Departures	205,622	216,374	(10,752)	(5)%
CASM (excluding fuel) (¢) (b)	7.41	6.71	0.70	10%
Adjusted CASM (excluding fuel) (¢) (b)	7.41	6.81	0.60	9%
Fuel cost per gallon ($)	2.47	2.73	(0.26)	(10)%
Fuel gallons consumed (thousands)	375,527	381,444	(5,917)	(2)%
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
Aircraft Fuel. Aircraft fuel expense decreased by $112 million, or 11%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to a 10% decrease in fuel cost per gallon, as well as a 2% decrease in gallons consumed.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $62 million, or 6%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to higher crew, employee benefits and incentives, and salary costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $73 million, or 11%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a larger fleet, partially offset by lower aircraft lease return costs.
Station Operations. Station operations expense increased by $80 million, or 13%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to increase in station mix and rate inflation, partially offset by 5% fewer departures.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense remained consistent during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This was primarily due to the

11% increase in average aircraft in service, which resulted in higher aircraft repair and materials costs, partially offset by lower engine repair costs from recognition of vendor credits.
Sales and Marketing. Sales and marketing expense decreased by $19 million, or 11%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to decreases in third-party distribution channel fees, call center operation fees and credit card fees. The following table presents our distribution channel mix:

	Year Ended December 31,		Change
Distribution Channel	2025	2024
Our website, mobile app and other direct channels	70%	72%	(2)	pt
Third-party channels	30%	28%	2	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $19 million, or 26%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in capitalized maintenance depreciation driven by our growing fleet.
Other Operating. Other operating resulted in an expense of $4 million during the year ended December 31, 2025, compared to a net gain of $49 million during the year ended December 31, 2024. This movement was primarily driven by a legal settlement gain of $40 million during the year ended December 31, 2024, as well as increases to travel, taxes, insurance, and IT costs, partially offset by the increase in sale-leaseback gains compared to the corresponding prior year period.
Other Income (Expense). Other income decreased by $13 million, or 46%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to increased interest expense, driven by higher principal balances on our debt and decreased interest income from lower interest-bearing cash accounts, partially offset by greater capitalized interest.
Income Taxes. Our effective tax rate for the year ended December 31, 2025 was an expense of 2.2%, compared to an expense of 1.2% for the year ended December 31, 2024, on pre-tax loss and income, respectively. The primary difference between the effective tax rate and the federal statutory rate for the year ended December 31, 2025 was related to an increase in our valuation allowance relating to federal and state net operating losses (“NOLs”).

Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest

	Year Ended December 31,
	2025		2024
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		9.74		9.32
Aircraft fuel	(929)	(2.33)	(1,041)	(2.61)
CASM (excluding fuel)(b)		7.41		6.71
Legal settlement(c)	—	—	38	0.10
Adjusted CASM (excluding fuel)(b)		7.41		6.81
Aircraft fuel	929	2.33	1,041	2.61
Adjusted CASM(d)		9.74		9.42
Net interest expense (income)	(15)	(0.04)	(28)	(0.07)
Write-off of deferred financing costs(e)	—	—	(1)	—
Adjusted CASM + net interest(f)		9.70		9.35

CASM		9.74		9.32
Net interest expense (income)	(15)	(0.04)	(28)	(0.07)
CASM + net interest(f)		9.70		9.25
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
(c)We reached a legal settlement with a former lessor for breach of contract for a total of $40 million (please refer to “Notes to Consolidated Financial Statements — 11. Commitments and Contingencies” for additional information). $38 million of the settlement represents a one-time reimbursement of damages incurred and $2 million relates to the reimbursement of previously recorded legal expenses.
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
(e)In September 2024, we reduced the capacity of the pre-delivery deposit payments (“PDPs”) Financing Facility from $365 million to $135 million. The downsize of the facility resulted in a one-time write-off of $1 million in unamortized deferred financing costs. This amount is a component of interest expense within our consolidated statements of operations.
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

	Year Ended December 31,
	2025	2024
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$(134)	$49
Adjusted net income (loss)(a)	$(137)	$53
EBITDA(a)	$(58)	$130
EBITDAR(b)	$690	$805
Adjusted EBITDA(a)	$(58)	$92
Adjusted EBITDAR(b)	$690	$767
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
Adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of pre-tax income (loss), net income (loss) and EBITDA, including adjusted pre-tax income (loss), adjusted net income (loss) and adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
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

	Year Ended December 31,
	2025	2024
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(137)	$85
Non-GAAP Adjustments(a):
Legal settlement	—	(38)
Write-off of deferred financing costs	—	1
Pre-tax impact	—	(37)
Tax benefit (expense) related to non-GAAP adjustments	—	—
Valuation allowance(b)	—	5
Net income (loss) impact	$—	$(32)

Adjusted net income (loss)	$(137)	$53

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$(134)	$86
Pre-tax impact	—	(37)
Adjusted pre-tax income (loss)	$(134)	$49

	Year Ended December 31,
	2025	2024
	(in millions)
EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(137)	$85
Plus (minus):
Interest expense	46	36
Capitalized interest	(35)	(32)
Interest income and other	(26)	(32)
Income tax expense (benefit)	3	1
Depreciation and amortization	91	72
EBITDA	(58)	130
Plus: Aircraft rent	748	675
EBITDAR	$690	$805

EBITDA	$(58)	$130
Plus (minus)(a):
Legal settlement	—	(38)
Adjusted EBITDA	(58)	92
Plus: Aircraft rent	748	675
Adjusted EBITDAR	$690	$767
__________________
(a)See “Reconciliation of CASM to CASM (excluding fuel), Adjusted CASM (excluding fuel), Adjusted CASM, Adjusted CASM including net interest and CASM including net interest” above for discussion on adjusting items.
(b)During the year ended December 31, 2024, we recorded a $5 million non-cash valuation allowance against our U.S. federal and state NOL deferred tax assets, which largely do not expire, mainly as a result of being in a three-year cumulative pre-tax loss position, which has no impact on cash taxes and is not reflective of our effective tax rate for deductible NOLs generated or actual cash tax obligations created. Please refer to “Notes to Consolidated Financial Statements — 13. Income Taxes” for additional information.

Comparative Operating Statistics
The following table sets forth our operating statistics for the years ended December 31, 2025 and 2024. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Year Ended December 31,
	2025	2024		Change
Operating statistics (unaudited)(a)
Available Seat Miles (“ASMs”) (millions)	39,754	39,871		—%
Departures	205,622	216,374		(5)%
Average stage length (miles)	919	894		3%
Block hours	541,304	554,399		(2)%
Average aircraft in service	162	146		11%
Aircraft – end of period	176	159		11%
Average daily aircraft utilization (hours)	9.2	10.3		(11)%
Passengers (thousands)	33,200	33,296		—%
Average seats per departure	209	205		2%
RPMs (millions)	31,187	30,630		2%
Load factor	78.4%	76.8%	1.6	pts
Fare revenue per passenger ($)	44.60	43.09		4%
Non-fare passenger revenue per passenger ($)	63.79	67.50		(5)%
Other revenue per passenger ($)	3.78	2.79		35%
Total ancillary revenue passenger ($)	67.57	70.29		(4)%
Total revenue per passenger ($)	112.17	113.38		(1)%
Total revenue per available seat mile (“RASM”) (¢)	9.37	9.47		(1)%
RASM, stage-length adjusted to 1,000 miles (¢) (c)	8.98	8.95		—%
Cost per available seat mile (“CASM”) (¢)	9.74	9.32		5%
CASM (excluding fuel) (¢) (b)	7.41	6.71		10%
CASM + net interest (¢) (b)	9.70	9.25		5%
Adjusted CASM (¢) (b)	9.74	9.42		3%
Adjusted CASM (excluding fuel) (¢) (b)	7.41	6.81		9%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 (¢)(b)(c)	7.10	6.44		10%
Adjusted CASM + net interest (¢) (b)	9.70	9.35		4%
Adjusted CASM + net interest, stage-length adjusted to 1,000 (¢)(b)(c)	9.30	8.84		5%
Fuel cost per gallon ($)	2.47	2.73		(10)%
Fuel gallons consumed (thousands)	375,527	381,444		(2)%
Full-time equivalent employees	7,656	7,913		(3)%
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
(c)Stage-Length Adjusted (“SLA”) to 1,000 miles: Applicable Operating Statistic * Square root (stage length / 1,000).

Liquidity and Capital Resources
Overview
As of December 31, 2025, we had $874 million of total available liquidity, consisting of $654 million in unrestricted cash and cash equivalents and $220 million from the undrawn Revolving Loan Facility. We had $614 million of total debt, net, of which $301 million was short-term and consisted primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net was comprised of $348 million outstanding under our PDP Financing Facility, $105 million of 2025-1 EETCs, $101 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), and $66 million in 10-year loans (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”), partially offset by $6 million in deferred debt acquisition costs.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, we issued warrants (the “Warrants”) to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. In June 2024, the Treasury sold all such Warrants to a financial institution. During the year ended December 31, 2025, 1,244,608 Warrants were exercised. We settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. During the year ended December 31, 2025 1,636,058 Warrants expired. As of December 31, 2025, Warrants to purchase 237,274 shares of FGHI common stock were outstanding and set to expire during 2026.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	December 31,
	2025	2024
	($ in millions)
Cash and cash equivalents	$671	$740
Total current assets, excluding cash and cash equivalents	$287	$250
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$1,023	$927
Current maturities of long-term debt, net	$301	$261
Long-term debt, net	$313	$241
Stockholders’ equity	$491	$604
Debt to capital ratio	56%	45%
Debt to capital ratio, including operating lease obligations	92%	88%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our Pre-delivery Credit Facilities, and cash flows from operating activities. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings under the Pre-delivery Credit Facilities, our undrawn Revolving Loan Facility and/or potential issuances of debt or equity. The Revolving Loan Facility also permits us to enter into additional indebtedness secured by our loyalty program and brand-related assets, to the extent such indebtedness is pari passu with the Revolving Loan Facility. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of December 31, 2025, we operated all of our 176 aircraft under operating leases. PDPs relating to future deliveries under our agreement with

Airbus are required at various times prior to each aircraft’s delivery date. As of December 31, 2025, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $391 million, had $348 million outstanding. As of December 31, 2025, we had $428 million of PDPs held by Airbus, which have been partially financed by our Pre-delivery Credit Facilities.
As of December 31, 2025, we had a firm obligation to purchase 168 A320neo family aircraft and 21 additional spare engines to be delivered by 2031. Of our aircraft commitments, 20 had committed operating leases for deliveries occurring between 2026 and 2027. We intend to evaluate financing options for the remaining aircraft.
The following table summarizes current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	2026	2027	2028	2029	2030	Thereafter	Total

Debt obligations(a)	$303	$63	$18	$102	$42	$92	$620
Interest commitments(b)	32	19	15	11	7	6	90
Operating lease obligations(c)	806	799	754	681	648	2,784	6,472
Flight equipment purchase obligations(d)	1,426	2,093	2,133	2,374	1,821	943	10,790
Total	$2,567	$2,974	$2,920	$3,168	$2,518	$3,825	$17,972
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of December 31, 2025, our affinity card unsecured debt due through 2029,the PSP Promissory Notes through 2031, and our class A-1 enhanced equipment certificate through 2032. See “Notes to Consolidated Financial Statements — 7. Debt.”
(b)Represents interest and commitment fees on debt obligations and our undrawn Revolving Loan Facility.
(c)Represents gross cash payments related to our operating fixed lease obligations that are not subject to discount as compared to the obligations measured on our consolidated balance sheets. See “Notes to Consolidated Financial Statements — 8. Operating Leases.”
(d)Represents purchase commitments for aircraft and engines. See “Notes to Consolidated Financial Statements — 11. Commitments and Contingencies.”
Cash Flows
The following table presents information regarding our cash flows in the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in millions)
Net cash used in operating activities	$(525)	$(82)
Net cash used in investing activities	(99)	(75)
Net cash provided by financing activities	555	288
Net increase (decrease) in cash, cash equivalents and restricted cash	(69)	131
Cash, cash equivalents and restricted cash at beginning of period	740	609
Cash, cash equivalents and restricted cash at end of period	$671	$740
Operating Activities
During the year ended December 31, 2025, net cash used in operating activities totaled $525 million, which was driven by $202 million of outflows from changes in operating assets and liabilities, non-cash adjustments of $186 million and $137 million of net loss.

The $202 million of outflows from changes in operating assets and liabilities included:
•$257 million in increases in other long-term assets primarily driven by increases in capitalized maintenance and prepaid maintenance;
•$12 million in increases in accounts receivable;
•$1 million in decreases in accounts payable; and
•$1 million in decreases in other liabilities; partially offset by
•$58 million in increases in our air traffic liability driven by an increase in customer flight credits for non-refundable future travel, increased sales in our membership programs as well as increased bookings; and
•$11 million in decreases in supplies and other current assets.
Our net loss of $137 million was also adjusted by the following non-cash items to arrive at net cash used in operating activities:
•$302 million in gains recognized on sale-leaseback transactions; partially offset by
•$91 million in depreciation and amortization;
•$21 million in stock-based compensation expense;
•$3 million in deferred tax expense; and
•$1 million in amortization of cash flow hedges, net of tax.
During the year ended December 31, 2024, net cash used in operating activities totaled $82 million, which was driven by non-cash adjustments totaling $204 million, partially offset by $85 million of net income and $37 million of inflows from changes in operating assets and liabilities.
The $37 million of inflows from changes in operating assets and liabilities included:
•$82 million in decreases in aircraft maintenance deposits;
•$77 million in other liabilities driven primarily by leased aircraft return accruals, passenger taxes payable and other operational related accruals;
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
Our net income of $85 million was also adjusted by the following non-cash items to arrive at net cash used in operating activities:
•$294 million in gains recognized on sale-leaseback transactions; partially offset by
•$72 million in depreciation and amortization;
•$16 million in stock-based compensation expense;
•$1 million loss on extinguishment of debt; and
•$1 million in amortization of cash flow hedges, net of tax.
Investing Activities
During the year ended December 31, 2025, net cash used in investing activities totaled $99 million, driven by:
•$75 million in cash outflows for capital expenditures; and
•$24 million in net expenditures for PDP activity.

During the year ended December 31, 2024, net cash used in investing activities totaled $75 million, driven by:
•$76 million in cash outflows for capital expenditures; and
•$2 million in cash outflows relating to other investing activity; partially offset by
•$3 million in net proceeds for PDP activity.
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $555 million, primarily driven by:
•$492 million in cash proceeds from debt issuances, net of issuance costs, consisting of $205 million drawn on our Revolving Loan Facility, $181 million of net borrowings on our Pre-delivery Credit Facilities, $105 million of borrowings related to Class A-1 Equipment Certificates and $1 million drawn on our Barclays facility;
•$441 million in net proceeds received from sale-leaseback transactions; and
•$6 million in proceeds from the exercise of stock options; partially offset by
•$380 million in cash outflows from principal repayments on debt, which include $205 million in Revolving Loan Facility payments, $163 million in Pre-delivery Credit Facilities payments and $12 million in payments pursuant to our previous building notes; and
•$4 million cash outflows for payments related to tax withholdings of share-based awards.
During the year ended December 31, 2024, net cash provided by financing activities was $288 million, primarily driven by:
•$476 million in cash proceeds from debt issuances, consisting of $444 million of net borrowings on our Pre-delivery Credit Facilities, $20 million in draws on our Barclays facility and $12 million in new borrowings on our building notes;
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
As of December 31, 2025, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our results of operations, financial condition or cash flows.

Commitments and Contractual Obligations
As of December 31, 2025, our contractual purchase commitments include future aircraft and spare engine acquisitions. The table below does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2026	8	16	24	2
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	5
2030	—	28	28	—
Thereafter	—	12	12	9
Total	20	148	168	21
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of December 31, 2025, we continue to experience delays in the deliveries of Airbus aircraft which may persist in future periods.
As of December 31, 2025, all 176 aircraft in our fleet were subject to operating leases. These leases expire between 2027 and 2037. Leases for 73 of our aircraft could generally be renewed for one to four years.
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
Frequent Flyer Program
Our FRONTIER Miles program provides frequent flyer travel awards to program members based on accumulated miles. Miles are accumulated as a result of travel, purchases using the co-branded credit card, For Less price guarantee, and purchases from other participating partners. As of December 31, 2025 and 2024, our total frequent flyer liability was $60 million and $49 million, respectively.
The contract to sell miles under the co-branded credit card partnership has multiple performance obligations. The agreement provides for joint marketing, and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered based on relative stand-alone selling prices. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) equivalent ticket value (“ETV”) for the award travel obligation, (3) licensing of brand and access to member lists, (4) advertising and marketing efforts and (5) airline benefits. Any changes in the assumptions outlined above related to our co-branded credit card partnership at agreement inception or material modification would impact the allocation of consideration received and the resulting timing of when revenues from the each of the specific performance obligation would be recognized.
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
For the year ended December 31, 2025, holding other factors constant, a 10% change in our estimated frequent flyer breakage rate would have resulted in a change to passenger revenues of approximately $4 million, or less than 1%.
Revenues from Customer’s Rights to Book Future Travel
As of December 31, 2025 and 2024, our air traffic liability balance was $361 million and $303 million, respectively, of which $43 million and $19 million were related to customer rights to book future travel in the form of a flight credit, which mainly expire 12 months after issuance if not redeemed by the passenger. The amounts not expected to be redeemed are recognized as revenue over the historical pattern of rights exercised by customers. During the years ended December 31, 2025, 2024 and 2023, we recognized $79 million, $37 million and $44 million, respectively, in passenger revenue within our consolidated statements of operations, related to expected and actual expiration of customer rights to book future travel.
We estimate amounts not expected to be redeemed (breakage) based on historical redemption patterns of such customer rights, which also considers any historical redemption activity that may not be indicative of future trends such as program modifications that may impact future expectations of breakage. Changes in breakage rate assumptions as a result of actual results differing from historical patterns or other factors, including the period over which these rights are expected to be redeemed, could have a material impact on revenues recognized in the year in which the change occurs and in future years.
For the year ended December 31, 2025, holding other factors constant, a 10% change in our estimated breakage related to customer’s rights to book future travel, which assumes no change in historical pattern of usage of such rights, would have resulted in a change to passenger revenues of approximately $14 million, or less than 1%.
Leased Aircraft Return Costs
Our aircraft operating lease agreements generally require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine’s actual return condition. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition). When such costs become both probable and estimable, they are accrued as a component of supplemental rent through the remaining lease term. Changes to the assumptions utilized in the estimation of these lease return costs are accounted for on a cumulative catch-up basis. As of December 31, 2025 and 2024, our total leased aircraft return cost liability was $19 million and $49 million, respectively.
In 2025 and 2024, we extended the term for certain aircraft operating leases that were slated to expire between 2026 and 2027, and between 2025 and 2027, respectively. For the years ended December 31, 2025 and 2024, we recorded a benefit of $27 million and $14 million, respectively, to aircraft rent in our consolidated statement of operations related to previously accrued lease return costs that were variable in nature and associated with the anticipated utilization and condition of the airframes at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
In assessing the future potential lease return costs, we consider the future anticipated costs and scope of maintenance events (largely driven by projected number of flight hours and cycles estimated to be utilized on the aircraft and engines prior to return), estimated timing of such events including the timing since the last expected major maintenance event, the date the aircraft is due to be returned to the lessor, contractual terms of the lease and maintenance provider agreements, current condition of each aircraft, number of heavy maintenance events on engines, age of the aircraft at lease expiration, type of engine, projected number of hours and cycles run on the engines at the time of return and the number of projected cycles run on the airframe at the time of return, among other estimates.
If actual estimates vary materially from those utilized in the estimation of lease return costs we could incur more or less supplemental rent expense depending on the direction of the adjustments necessary. There can be no assurance that the projections utilized will not materially change in the future given the inherent difficulty in forecasting future utilization of aircraft over their lease terms, as well as the shop visit timing particularly considering new engine technology we deploy in our fleet; however, the estimates utilized are the best available at the time the financial statements were issued.
Income Tax Valuation Allowance
As of December 31, 2025, our total deferred tax assets, net of a $65 million valuation allowance, were $1,225 million, which included $124 million of deferred tax assets related to NOL carry forwards. These deferred tax assets are comprised of $93 million, $16 million and $15 million related to NOLs available to reduce future federal, state and foreign taxable income, respectively. We assess whether it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. We consider sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
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
During the year ended December 31, 2024, as a result of the change in the overall net deferred tax position and pre-tax income generated, we reduced the valuation allowance by $18 million and maintained a valuation allowance of $19 million against our federal and state NOL-related deferred tax assets due to the uncertainty of future income to be generated. Furthermore, we maintained a valuation allowance related to our $11 million of foreign deferred tax assets.
During the year ended December 31, 2025, as a result of the change in the overall net deferred tax position and pre-tax loss generated, we increased the valuation allowance by $31 million and maintained a valuation allowance of $50 million against our federal and state NOL-related deferred tax assets due to our continued inability to utilize subjective evidence such as our projections for future income. Furthermore, we have a valuation allowance related to $15 million of our foreign deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for taxable income.
Long-Term Maintenance Agreements
We have entered into maintenance agreements with both of our engine providers, CFM International and Pratt & Whitney, to cover the primary maintenance services of the engines for a majority of our fleet. The arrangements stipulate that we pay a baseline per-flight-hour rate based on monthly engine utilization over the life of the arrangement. Given that the accounting for the arrangement will follow our heavy maintenance accounting and is dependent on many projected factors such as flight hours, shop visit timing and scope, and the stand-alone value of certain maintenance services, there are significant estimates that impact the accounting of our per-flight-hour maintenance agreements including amounts capitalized as recoverable pre-paid maintenance, expensed and treated as capitalized maintenance as well as the timing of each.
As of December 31, 2025, we had capitalized $275 million of rate per hour payments considered pre-paid maintenance, included within other assets on our consolidated balance sheets, which are probable to be recovered via future shop visits.
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
“Air traffic liability” means the value of tickets, unearned membership fees, customer rights to book future travel, and other related fees sold in advance of travel.
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

“DOT” means the United States Department of Transportation.
“EPA” means the United States Environmental Protection Agency.
“Fare revenue” consists of base fares for air travel, including miles redeemed under our frequent flyer program, unused and expired passenger credits and revenue derived from charter flights.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 24% and 28% of total operating expenses for the years ended December 31, 2025 and 2024, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply could have a material adverse effect on our business, results of operations and financial condition. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $92 million.
Interest Rates. We are subject to market risk associated with changing interest rates, due to Secured Overnight Financing Rate (“SOFR”) based interest rates on our PDP Financing Facility, Second PDP Financing Facility, PSP Promissory Notes and Revolving Loan Facility, which remains undrawn as of December 31, 2025, as well as Effective Federal Funds Rate (“EFFR”) based interest rates on our affinity card advance purchase of miles with Barclays. During the year ended December 31, 2025, as applied to our average debt balances, a hypothetical increase of 100 basis points in average annual interest rates on our variable-rate debt would have increased the annual interest expense by $4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Frontier Group Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

Leased Aircraft Return Costs

Description of the Matter
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s aircraft lease agreements often require the Company to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the leased airframe or engine’s actual condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred, and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. When determining the need to accrue lease return costs, there are various factors considered by management such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return and the number of projected cycles run on the airframe at the scheduled time of return. As of December 31, 2025, the Company has accrued liabilities of $19 million for leased aircraft return costs.
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
February 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Frontier Group Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Frontier Group Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Frontier Group Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Denver, Colorado
February 18, 2026

FRONTIER GROUP HOLDINGS, INC.
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$671	$740
Accounts receivable, net	85	73
Supplies, net	90	79
Other current assets	112	98
Total current assets	958	990
Property and equipment, net	510	376
Operating lease right-of-use assets	4,806	3,930
Pre-delivery deposits for flight equipment	428	404
Intangible assets, net	27	27
Other assets	491	426
Total assets	$7,220	$6,153
Liabilities and stockholders’ equity
Accounts payable	$130	$115
Air traffic liability	352	294
Frequent flyer liability	16	18
Current maturities of long-term debt, net	301	261
Current maturities of operating leases	779	664
Other current liabilities	525	500
Total current liabilities	2,103	1,852
Long-term debt, net	313	241
Long-term operating leases	4,070	3,302
Long-term frequent flyer liability	44	31
Other long-term liabilities	199	123
Total liabilities	6,729	5,549
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 229,010,827 and 225,440,496 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	437	414
Retained earnings	59	196
Accumulated other comprehensive income (loss)	(5)	(6)
Total stockholders’ equity	491	604
Total liabilities and stockholders’ equity	$7,220	$6,153

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating revenues:
Passenger	$3,598	$3,683	$3,509
Other	126	92	80
Total operating revenues	3,724	3,775	3,589
Operating expenses:
Aircraft fuel	929	1,041	1,130
Salaries, wages and benefits	1,016	954	858
Aircraft rent	748	675	554
Station operations	717	637	516
Maintenance, materials and repairs	209	209	179
Sales and marketing	159	178	164
Depreciation and amortization	91	72	50
Other operating	4	(49)	141
Total operating expenses	3,873	3,717	3,592
Operating income (loss)	(149)	58	(3)
Other income (expense):
Interest expense	(46)	(36)	(29)
Capitalized interest	35	32	28
Interest income and other	26	32	36
Total other income (expense)	15	28	35
Income (loss) before income taxes	(134)	86	32
Income tax expense (benefit)	3	1	43
Net income (loss)	$(137)	$85	$(11)
Earnings (loss) per share:
Basic	$(0.60)	$0.37	$(0.05)
Diluted	$(0.60)	$0.37	$(0.05)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(137)	$85	$(11)
Amortization from cash flow hedges, net of adjustment for deferred tax benefit (expense) of less than $1 for the each of the years ended 2025, 2024, and 2023	1	1	(1)
Other comprehensive income (loss)	1	1	(1)
Comprehensive income (loss)	$(136)	$86	$(12)

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(137)	$85	$(11)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	3	—	43
Depreciation and amortization	91	72	50
Gains recognized on sale-leaseback transactions	(302)	(294)	(147)
Loss on extinguishment of debt	—	1	—
Stock-based compensation	21	16	14
Amortization of cash flow hedges, net of tax	1	1	1
Changes in operating assets and liabilities:
Accounts receivable, net	(12)	22	33
Supplies and other current assets	11	20	(7)
Aircraft maintenance deposits	—	82	(16)
Other long-term assets	(257)	(190)	(163)
Accounts payable	(1)	(15)	47
Air traffic liability	58	41	(60)
Other liabilities	(1)	77	(45)
Cash used in operating activities	(525)	(82)	(261)
Cash flows from investing activities:
Capital expenditures	(75)	(76)	(51)
Pre-delivery deposits for flight equipment, net of refunds	(24)	3	(36)
Other	—	(2)	(3)
Cash used in investing activities	(99)	(75)	(90)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	492	476	171
Principal repayments on debt	(380)	(447)	(131)
Proceeds from sale-leaseback transactions, net	441	264	163
Proceeds from the exercise of stock options	6	1	1
Tax withholdings on share-based awards	(4)	(6)	(5)
Cash provided by financing activities	555	288	199
Net increase (decrease) in cash, cash equivalents and restricted cash	(69)	131	(152)
Cash, cash equivalents and restricted cash, beginning of period	740	609	761
Cash, cash equivalents and restricted cash, end of period	$671	$740	$609

See Notes to Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2022	217,875,890	$—	$393	$122	$(6)	$509
Net income (loss)	—	—	—	(11)	—	(11)
Shares issued in connection with vesting of restricted stock units	1,243,909	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(443,720)	—	(5)	—	—	(5)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Unrealized loss from cash flow hedges, net of tax	—	—	—	—	(2)	(2)
Stock option exercises	4,322,711	—	1	—	—	1
Stock-based compensation	—	—	14	—	—	14
Balance at December 31, 2023	222,998,790	$—	$403	$111	$(7)	$507
Net income (loss)	—	—	—	85	—	85
Shares issued in connection with vesting of restricted stock units	2,506,562	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(828,073)	—	(6)	—	—	(6)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Stock option exercises	763,217	—	1	—	—	1
Stock-based compensation	—	—	16	—	—	16
Balance at December 31, 2024	225,440,496	$—	$414	$196	$(6)	$604
Net income (loss)	—	—	—	(137)	—	(137)
Shares issued in connection with vesting of restricted stock units	2,505,302	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(766,347)	—	(4)	—	—	(4)
Amortization of cash flow hedges, net of tax	—	—	—	—	1	1
Shares issued in connection with warrant exercises, net	248,893	—	—	—	—	—
Stock option exercises	1,582,483	—	6	—	—	6
Stock-based compensation	—	—	21	—	—	21
Balance at December 31, 2025	229,010,827	$—	$437	$59	$(5)	$491
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
The Company has identified its Chief Executive Officer and President as its chief operating decision maker (“CODM”). The CODM primarily uses net income (loss) to evaluate the strategic direction and assess performance of the Company. This metric is used to evaluate budget versus actual results on a regular basis and make resource allocation decisions to optimize and assess performance of the Company’s consolidated financial results. Please see the Company’s “Consolidated Statements of Operations” for net income (loss), as well as other significant revenue and expense components of profit or loss, for the years ended December 31, 2025, 2024 and 2023. The Company has identified total assets as the primary measurement of the segment’s assets. Please see the Company’s “Consolidated Balance Sheets” for total assets as of December 31, 2025 and 2024.
Reclassifications
A reclassification of previously reported amounts has been made to conform to the current year’s presentation in the Company’s consolidated statements of operations. The reclassification relates to the removal of transaction and merger-related costs and the reclassification of these costs into other operating expenses. This reclassification did not impact previously reported amounts on the Company’s consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of cash flows or consolidated statements of stockholders’ equity.
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
Restricted Cash
Restricted cash includes cash balances that are used to secure standby letters of credit to be issued to particular airport authorities and vendors as needed and cash to secure medical claims paid. The Company also has covenant requirements with certain of its lenders which require cash to remain on deposit in a lockbox for the length of the agreement. As of December 31, 2025 and 2024, the Company had $17 million and $10 million of restricted cash, respectively, within cash and cash equivalents on the Company’s consolidated balance sheets.
Accounts Receivable, net
Receivables primarily consist of amounts due from credit card receivables, amounts due from select airport locations under revenue share agreements and amounts due from Barclays Bank Delaware (“Barclays”) as part of the Company’s credit card affinity agreement. The Company records an allowance for credit losses for amounts not expected to be collected. The Company estimates the allowance based on expected credit losses. The allowance for doubtful accounts was $7 million and $5 million as of December 31, 2025 and 2024, respectively.
Supplies, net
Supplies consist of expendable aircraft spare parts, aircraft fuel and other supplies and are stated at the lower of cost or net realizable value. Supplies are accounted for on a first-in, first-out basis and are charged to expense as they are used. An allowance for obsolescence on expendable aircraft spare parts is provided over the remaining lease term or the estimated useful life of the related aircraft fleet to reduce the carrying cost of spare parts currently identified as excess to the lower of amortized cost or net realizable value. The allowance for obsolescence was $17 million and $12 million as of December 31, 2025 and 2024, respectively.
Property and Equipment, net
Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives to their estimated residual values. The Company capitalizes additions, modifications enhancing the operating performance of its assets, including capitalized maintenance costs, and the interest related to payments used to acquire new aircraft and the construction of its facilities. The Company capitalizes interest attributable to pre-delivery deposit payments (“PDPs”) as an additional cost of the related asset beginning when activities necessary to get the asset ready for its intended use commence.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Estimated useful lives and residual values for the Company’s property and equipment are as follows:

	Estimated Useful Life	Residual Value
Aircraft and spare engines	25 years	10%
Flight equipment leasehold improvements	Lesser of lease term or economic life	0%
Aircraft rotable parts	Fleet life	10%
Ground property and equipment	3 – 10 years	0%
Ground equipment leasehold improvements	Lesser of lease term or 10 years	0%
Internal-use software	3 – 10 years	0%
Capitalized maintenance	Lesser of lease term or economic life	0%
Buildings	Lesser of 40 years or economic life	10%
The components of depreciation and amortization expense are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Depreciation	$91	$71	$50
Intangible amortization	—	1	—
Total depreciation and amortization	$91	$72	$50
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products and enhancements to existing products that have reached the application development stage and are deemed feasible. The Company depreciates these costs using the straight-line method over the estimated useful life of the software. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time to, internal-use software projects. Capitalized computer software, net is included within ground and other equipment, which is a component of property and equipment, net on the Company’s consolidated balance sheets and totaled $23 million and $18 million as of December 31, 2025 and 2024, respectively.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Forgivable Loans
Since 2022, the Company has launched several programs geared at attracting and retaining highly skilled pilots and mechanics. As an incentive of these programs, the Company issues forgivable loans to cadets and mechanics who join the programs, which can include pre-employment incentives such as a sign-on bonus, a monthly stipend, or reimbursement of training costs incurred. The loans and related interest are forgiven after a predetermined stay period, typically two to three years. Principal and interest incurred is to be repaid to the Company if a cadet or a mechanic terminates prior to the stay period being completed.
As of December 31, 2025 and 2024, the Company had $11 million and $16 million, respectively, in current forgivable loans, included within other current assets on the Company’s consolidated balance sheets, and $2 million and $10 million, respectively, in long-term forgivable loans, included within other assets on the Company’s consolidated balance sheets. During the year ended December 31, 2025, the Company issued $7 million in new forgivable loans and received $3 million in repayments due to participant terminations. The expense associated with the forgiveness of the principal amount of the loans is amortized over the agreed upon stay period, within salaries, wages and benefits in the Company’s consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023 the Company recorded $17 million, $16 million, and $7 million, respectively, in forgivable loan amortization expense. As of December 31, 2025 and 2024, the Company recorded $1 million due under these loans within accounts receivable, net on the Company’s consolidated balance sheet, respectively.
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
Based on the Company’s qualitative analysis performed during the fourth quarter of 2025, the Company concluded it is more likely than not that the fair values of its indefinite-lived intangible assets are greater than the carrying amount. Therefore, a quantitative assessment was not necessary. No impairments have been recorded in any periods presented. Finite-lived intangible assets are comprised of the Company’s affinity credit card program relationship recognized in connection with acquisition accounting and are amortized over their estimated economic useful life.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Lease return costs could include, but are not limited to, redelivery cost, redelivery crew cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components and checks. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost, there are various other factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, the projected number of cycles run on the airframe at the time of return, the extent of repairs needed, if any, upon return, return locations, current configuration of the aircraft, current paint of the aircraft and estimated escalation of cost of repairs and materials at the time of return. In addition, typically near the lease return date, the lessors may allow maintenance reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. When costs become both probable and estimable, lease return costs are expensed as a component of aircraft rent in the Company’s consolidated statements of operations through the remaining lease term.
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
Non-fare passenger revenues. Certain ancillary items such as service fees, baggage and seat selection deemed part of providing passenger transportation are recognized to non-fare passenger revenues in passenger revenues within the Company’s consolidated statements of operations at the time of departure. Service fees include, among other things, convenience fees, charges for non-refundable ticket expiration, cancellation charges and service charges assessed for itinerary changes made prior to the date of departure. Such change fees are recognized at the time of departure of the newly scheduled travel. The Company offers product bundles for fare and ancillary items at the time of ticket sale. The transaction price is allocated to each performance obligation identified in the bundle on a relative standalone basis.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Frequent Flyer Program
The Company’s FRONTIER Miles program provides frequent flyer travel awards to program members based on accumulated miles. Miles are generally accumulated as a result of travel, purchases using the co-branded credit card, and purchases from other participating partners. The Company defers revenue for miles earned by passengers under its FRONTIER Miles program based on the equivalent ticket value a passenger receives by redeeming miles for a ticket rather than paying cash.
The Company has a credit card affinity agreement, as amended from time to time, with its credit card partner, Barclays, through 2029, which provides for joint marketing, grants certain benefits to co-branded credit cardholders (“Cardholders”) and allows Barclays to market using the Company’s customer database. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by consumers.
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
Sales and Marketing
Sales and marketing expense includes credit card processing fees, system booking fees and distribution costs such as the costs of the Company’s contact centers and advertising costs. Advertising and the related production costs are expensed as incurred, and for the years ended December 31, 2025, 2024 and 2023, represented $7 million, $7 million and $5 million, respectively, of sales and marketing expense reported within the Company’s consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. The Company periodically assesses whether it is more likely than not that sufficient taxable income will be generated to realize deferred income tax assets, and a valuation allowance is established if it is not likely that deferred income tax assets will be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future projected taxable income when assessing the future realization of deferred tax assets. In assessing the sources of income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. Refer to Note 13 for additional information regarding the Company’s valuation allowance.
Common Stock
As of December 31, 2025, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only shares of common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
The Company had 229,010,827 and 225,440,496 shares of common stock outstanding as of December 31, 2025 and 2024, respectively. All of the Company’s issued and outstanding shares of common stock are duly authorized, validly issued, fully paid and nonassessable. Each holder of the Company’s common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Holders of the Company’s common stock have no preemptive, subscription or other rights, and there are no redemption or sinking fund provisions applicable to the Company’s common stock.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for an award, with forfeitures accounted for as they occur. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes valuation model. Restricted stock units are valued at the fair value of the shares on the date of grant. Performance stock units were valued dependent upon the type of award: non-market and market. The fair value of the awards subject to non-market metrics were valued using the grant date share price of the Company’s stock determined and market awards were valued using the Monte Carlo simulation model. A Monte Carlo simulation model uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions and the resulting fair value of the award. The exercise price of all stock awards is determined by the Company’s board of directors based, in part, on the ending stock price on the grant date. Refer to Note 9 for additional disclosures regarding details of the Company’s stock-based compensation plans.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel. Aircraft fuel represented approximately 24%, 28% and 31% of total operating expenses for the years ended December 31, 2025, 2024 and 2023, respectively. Gulf Coast Jet and U.S. Gulf Coast indexed fuel are the Company’s basis for the majority of aircraft fuel purchases. Any disruption to the oil production or refinery capacity in the Gulf Coast or any other index, as a result of weather or any other disaster, or disruptions in the supply chain of jet fuel, dramatic escalations in the cost of jet fuel and/or the failure of fuel providers to perform under fuel arrangements for other reasons could have a material adverse effect on the Company’s financial condition and results of operations.
As of December 31, 2025, the Company had seven union-represented employee groups that together represented approximately 86% of all employees. Additional disclosure relating to the Company’s union-represented employee groups is included in Note 11.
As of December 31, 2025, the Company had all pre-delivery deposits for flight equipment with one vendor.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the reconciliation from the statutory rate to the Company’s effective tax rate and income taxes paid. The standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard during the year ended December 31, 2025, and applied the new disclosure requirements retrospectively to the previous reported periods. As such, certain reclassifications were made to the reconciliation of the Company’s effective tax rate to the statutory rate for previously reported periods to conform to the new presentation standard. Refer to Note 13 Income Tax for further information.
Recently Issued Accounting Pronouncements
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

permitted. The Company is still assessing the impact of this guidance, but does not expect its adoption to have a material impact on the Company’s results of operations or financial position.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets which provides a practical expedient when developing a reasonable and supportable forecast as part of estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions accounted for under Topic 606. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2025. The Company is still assessing the impact of this guidance, but does not expect its adoption to have a material impact on the Company’s results of operations or financial position.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages within capitalization criteria and requires software capitalization to begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impact of this guidance, but does not expect its adoption to have a material impact on the Company’s results of operations or financial position.
In November 2025, the FASB issues ASU 2025-09, Derivatives and Hedging: Hedge Accounting Improvements which provides clarification on certain areas of the guidance to better align with the objectives articulated in Update 2017-12. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is still assessing the impact of this guidance, but does not expect its adoption to have a material impact on the Company’s results of operations or financial position.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which provides clarification on interim period reporting guidance and reorganizes existing disclosures. The amendments in this update are effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impact of this guidance, but does not expect its adoption to have a material impact on the Company’s results of operations or financial position.
2. Revenue Recognition
As of December 31, 2025 and 2024, the Company’s air traffic liability balance was $361 million and $303 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s consolidated balance sheets. During the year ended December 31, 2025, substantially all of the air traffic liability as of December 31, 2024 was recognized as passenger revenue within the Company’s consolidated statements of operations. Of the air traffic liability balances as of December 31, 2025 and 2024, $75 million and $56 million, respectively, was related to unearned membership fees.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $79 million, $37 million and $44 million of revenue related to expected and actual expiration of customer rights to book future travel, respectively, in passenger revenues within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Passenger revenues:
Fare	$1,481	$1,435	$1,277
Non-fare passenger revenues:
Service fees	947	1,005	943
Baggage	746	862	880
Seat selection	297	264	281
Other	127	117	128
Total non-fare passenger revenue	2,117	2,248	2,232
Total passenger revenues	3,598	3,683	3,509
Other revenues	126	92	80
Total operating revenues	$3,724	$3,775	$3,589
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$3,547	$3,565	$3,315
Latin America	177	210	274
Total operating revenues	$3,724	$3,775	$3,589
The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
3. Other Current Assets
Other current assets consist of the following (in millions):

	December 31,
	2025	2024
Supplier incentives	$69	$56
Prepaid expenses	26	18
Forgivable loans	11	16
Income tax and other taxes receivable	4	4
Other	2	4
Total other current assets	$112	$98

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment, Net
The components of property and equipment, net are as follows (in millions):

	December 31,
	2025	2024
Flight equipment	$652	$461
Ground and other equipment	191	167
Less: accumulated depreciation	(333)	(252)
Total property and equipment, net	$510	$376
During the years ended December 31, 2025, 2024 and 2023 the Company deferred $152 million, $66 million and $77 million of costs for heavy maintenance, respectively.
The Company’s deferred heavy maintenance balance, net was $225 million and $126 million as of December 31, 2025 and 2024, respectively, and is included as a part of flight equipment within property and equipment, net on the Company’s consolidated balance sheets.
5. Intangible Assets, Net
The following table summarizes the Company’s intangible assets, net (in millions):

		December 31,
		2025			2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Airport slots	Indefinite	$20	$—	$20	$20	$—	$20
Trademarks	Indefinite	6	—	6	6	—	6
		26	—	26	26	—	26
Finite-lived:
Affinity credit card program	16 years	16	(15)	1	16	(15)	1
Total intangible assets, net		$42	$(15)	$27	$42	$(15)	$27
Expected future amortization expense of the Company’s finite-lived intangible asset is less than $1 million per year from 2026 through 2029.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

6. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	December 31,
	2025	2024
Passenger and other taxes and fees payable	$148	$141
Salaries, wages and benefits	143	120
Station obligations	78	80
Aircraft maintenance	65	51
Fuel liabilities	36	39
Leased aircraft return costs	7	20
Other current liabilities	48	49
Total other current liabilities	$525	$500
7. Debt
The Company’s debt obligations are as follows (in millions):

	December 31,
	2025	2024
Secured debt:
Pre-delivery Credit Facilities(a)	$348	$329
Building notes(b)	—	12
Revolving loan facility(c)	—	—
2025-1 EETCs(d)	105	—
Unsecured debt:
Affinity card advance purchase of miles(e)	101	100
PSP Promissory Notes(f)	66	66
Total debt	620	507
Less: current maturities of long-term debt, net	(301)	(261)
Less: total debt acquisition costs and other discounts, net	(6)	(5)
Long-term debt, net	$313	$241
_________________
(a)The Company has multiple pre-delivery credit facilities which consists of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, all as defined below (together, the “Pre-delivery Credit Facilities”). The Pre-delivery Credit Facilities are for the financing of PDPs for the Company’s A320neo family aircraft purchase agreement. Each facility is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total commitments (drawn or undrawn) under the Pre-delivery Credit Facilities are $391 million. See Note 11 for the Company’s commitment schedule regarding its A320neo family orderbook.
The Company, through an affiliate, entered into a PDP facility in December 2014 (as amended from time to time, the “PDP Financing Facility”) for the financing of certain aircraft PDPs. The facility consists of separate loans for each PDP aircraft. Interest is paid every 90 days based on the Secured Overnight Financing Rate (“SOFR”) plus a margin for each separate loan. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus, (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence, as amended in 2025, with the facility maturing in December 2027.
In September 2024, the Company, through an affiliate, entered into a PDP facility (the “Second PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Third PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Third PDP Financing Facility. Interest is paid quarterly based on SOFR plus an applicable margin. Additionally, the Second PDP Financing Facility requires a commitment fee based on the level of the outstanding loan amounts compared to the committed amount. The Second PDP Financing Facility is expected to be repaid at maturity in

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

September 2027, which may be extended by two additional years. If any such extension request is rejected by the lender, the Company may extend the original maturity date of the Second PDP Financing Facility by six months.
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
(b)Represents notes with a commercial bank related to the Company’s headquarters. In June 2024, the Company entered into a $6 million note maturing in June 2031 and then entered into a second agreement in September 2024 with the same lender to fund an additional $6 million note maturing in September 2031, bringing the total indebtedness to $12 million. The Company was required to make regular monthly payments on principal and unpaid interest. In December 2025, the Company extinguished the building notes by paying all unpaid principal and accrued unpaid interest.
(c)In September 2024, the Company entered into a revolving line of credit available for general corporate purposes (the “Revolving Loan Facility”). As amended in December 2025 to increase the maximum borrowing capacity, the Revolving Loan Facility provides for $220 million of commitments secured by the Company’s loyalty programs and brand-related assets. The Revolving Loan Facility will bear interest at an annual rate of term SOFR for the applicable interest period (or, at the Company’s option, an alternate base rate) plus an applicable margin, payable in quarterly installments, on any outstanding balance. A quarterly commitment fee is also payable in arrears at an applicable rate multiplied by the undrawn amount of the Revolving Loan Facility. The Revolving Loan Facility matures in September 2027.
(d)In November 2025, the Company issued approximately $105 million of class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) through a passthrough trust in a private placement. The pass-through trust holds series A-1 equipment notes with a coupon rate of 6.75% and final payment due in October 2032, that are issued by the Company and guaranteed by Frontier Airlines Holdings, Inc. and Frontier Group Holdings, Inc. The equipment notes are secured by liens on substantially all of the Company’s spare parts and tooling. Principal and interest on the issued and outstanding certificates is payable semiannually in April and October of each year, commencing in April 2026.
(e)The Company entered into an agreement with Barclays in 2003, amended from time to time, which provides for joint marketing, grants certain benefits to Cardholders and allows Barclays to market using the Company’s customer database, through 2029. Cardholders earn miles under the FRONTIER Miles program and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 of each calendar year through 2028, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $200 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning December 2028, the facility is scheduled to be repaid in 12 equal monthly installments.
(f)As a result of the Company’s participation in the payroll support programs offered by the U.S. Department of the Treasury (the “Treasury”), the Company obtained a series of 10-year loans from the Treasury (collectively, the “PSP Promissory Notes”) that are due between 2030 and 2031. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and the SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. During the year ended December 31, 2025, 1,244,608 warrants were exercised. The Company settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. During the year ended December 31, 2025, 1,636,058 warrants expired. As of December 31, 2025, warrants to purchase 237,274 shares of FGHI common stock were outstanding. The remainder of the warrants will expire between March 2026 and June 2026.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Cash payments for interest related to debt were $43 million, $33 million and $28 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s restricted cash and, as of December 31, 2025 and 2024, the Company did not have any outstanding letters of credit that were drawn upon.
As of December 31, 2025, future maturities of debt are payable as follows (in millions):

Total
Year Ending
2026	$303
2027	63
2028	18
2029	102
2030	42
Thereafter	92
Total debt principal payments	$620
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of December 31, 2025, the Company was in compliance with all of its covenants.
8. Operating Leases
Aircraft
As of December 31, 2025, the Company leased 176 aircraft with remaining terms ranging from 2 years to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets. In addition, as of December 31, 2025, the Company leased 61 spare engines which are all under operating leases, with the remaining term ranging from 1 month to 12 years. As of December 31, 2025, the lease rates for 17 of the engines depend on usage-based metrics which are variable and, as such, these leases are not recorded on the Company’s consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the years ended December 31, 2025, 2024 and 2023, the Company executed sale-leaseback transactions with third-party lessors for 19, 23, and 11 new Airbus A320neo family aircraft, respectively. The Company did not enter into any direct leases during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2023, the Company entered into direct leases for 10 new Airbus A320neo family aircraft. Additionally, the Company completed sale-leaseback transactions for 18, 5, and 4 engines during the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognized net sale-leaseback gains from those sale-leaseback transactions of $302 million, $294 million and $147 million during the years ended December 31, 2025, 2024 and 2023, respectively, which are included as a component of other operating expenses within the Company’s consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the years ended December 31, 2025, 2024 and 2023, aircraft rent expense was $748 million, $675 million and $554 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of probable lease return condition obligations. The portion of supplemental rent expense related to probable lease return condition obligations was $20 million, $52 million and $20 million for the years ended December 31, 2025,

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

2024 and 2023, respectively. As of December 31, 2025 and 2024, the Company’s total leased aircraft and spare engine return cost liability was $19 million and $49 million, respectively, and are reflected in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets.
During the year ended December 31, 2025, the Company extended the term for certain aircraft operating leases that were slated to expire between 2026 and 2027 and recorded a benefit of $27 million to aircraft rent in the Company’s consolidated statements of operations related to previously accrued lease return costs. During the year ended December 31, 2024, the Company extended the term for certain aircraft operating leases that were slated to expire between 2025 and 2027 and recorded a benefit of $14 million to aircraft rent in the Company’s consolidated statements of operations related to previously accrued lease return costs. During the year ended December 31, 2023, the Company extended the term for certain aircraft operating leases that were slated to expire between 2023 and 2024 and recorded a benefit of $53 million to aircraft rent in the Company’s consolidated statements of operations related to previously accrued lease return costs. These costs were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of these aircraft operating leases, such variable return costs are no longer probable of occurring.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports that are primarily located in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of December 31, 2025, the remaining lease terms vary from one month to 13 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s consolidated balance sheets as a right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s consolidated balance sheets as a right-of-use asset and liability. The remaining lease terms ranged from one month to ten years as of December 31, 2025.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the Company’s consolidated balance sheets as of December 31, 2025 and 2024 (in millions):

		December 31,
	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Operating lease right-of-use assets	$4,806	$3,930
Liabilities
Current operating leases	Current maturities of operating leases	$779	$664
Long-term operating leases	Long-term operating leases	4,070	3,302
Total lease liabilities		$4,849	$3,966
Weighted-average remaining lease term
Operating leases		8 years	8 years
Weighted-average discount rate
Operating leases		6.46%	6.28%
Lease Costs
The table below presents certain information related to lease costs for operating leases during the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost(a)	$744	$643	$539
Variable lease cost(a)	462	383	304
Total lease costs	$1,206	$1,026	$843
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows as of December 31, 2025 (in millions) for each of the next five years and total of the remaining years to the operating lease liability recorded on the Company’s consolidated balance sheet:

Total
Operating Leases
2026	$806
2027	799
2028	754
2029	681
2030	648
Thereafter	2,784
Total undiscounted minimum lease rentals	6,472
Less: amount of lease payments representing interest	(1,623)
Present value of future minimum lease rentals	4,849
Less: current obligations under operating leases	(779)
Long-term operating lease obligations	$4,070
During the years ended December 31, 2025 and 2024, the Company acquired, through new operating leases, operating lease assets totaling $1,328 million and $1,373 million, respectively, which are included in operating lease right-of-use assets on the Company’s consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company paid cash of $736 million, $627 million and $535 million net of lessor incentives received, respectively, for amounts included in the measurement of lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $21 million, $16 million and $14 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s consolidated statements of operations. The stock-based compensation expense is related to stock options, restricted stock units, and performance stock units. The total income tax benefit recognized in the income statement for stock-based compensation expenses was $5 million for each of the years ended December 31, 2025 and 2024, and $3 million for the year ended 2023. The Company also recognized additional income tax benefits of less than $1 million, $1 million and $5 million for each of the years ended December 31, 2025, 2024, and 2023, respectively, for which options were exercised or restricted shares vested.
Stock Options, Restricted Stock Units, and Performance Stock Units
In April 2014, FGHI approved the 2014 Equity Incentive Plan (the “2014 Plan”). Under the terms of the 2014 Plan, 38 million shares of FGHI common stock were reserved for issuance. Concurrently with the Company’s initial public offering (“IPO”), on April 1, 2021 the Company approved the 2021 Incentive Award Plan (the “2021 Plan”), which reserved 7 million shares of FGHI common stock, as well as the 11 million issued awards from the 2014 Plan that were still outstanding plus any subsequently forfeited awards or awards that lapse unexercised after April 1, 2021, to be available for future issuances of stock-based compensation awards to be granted to members of the Board of Directors and certain employees and consultants. Additionally, shares available for issuance under the 2021 Plan will be subject to an annual increase on the first day of each fiscal year beginning in 2022 and ending in 2031, equal to the lesser of (i) one percent (1%) of the shares of stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by the Company’s Board of Directors; provided, however, that no more than 30 million shares of stock may be issued upon the exercise of incentive stock options. On January 1, 2025, 2,254,405 shares were added to the 2021 Plan as a result of the annual increase. As of December 31, 2025, there were 6 million shares available for issuance.
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
A summary of stock option activity during the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Grant Date Fair Value (in millions)
Outstanding at January 1, 2025	2,239,300	$5.27	$6
Issued	—	$—	—
Exercised	(1,582,483)	$3.57	(3)
Forfeited	(18,987)	$11.10	—
Outstanding at December 31, 2025	637,830	$9.32	$3
Exercisable at December 31, 2025	637,830	$9.32	$3
There were no stock options granted during the years ended December 31, 2025, 2024, and 2023. During the years ended December 31, 2025, 2024, and 2023, 1,582,483, 763,217 and 4,322,711 vested stock options were exercised, respectively, with an intrinsic value of $8 million, $4 million and $26 million, respectively. As of December 31, 2025, the aggregate intrinsic value of outstanding options was less than $1 million.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2025, there were no unvested options remaining and therefore, there was no unrecognized compensation costs related to options. Additionally, as of December 31, 2025, exercisable options and outstanding options both have a remaining weighted-average contractual term of 2.8 years.
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
A summary of RSU activity during the years ended December 31, 2025, 2024 and 2023 is presented below:

	2025		2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	5,499,486	$5.98	6,778,588	$6.53	2,395,509	$12.24
Issued	3,183,136	$6.12	1,927,340	$5.40	6,176,938	$5.88
Vested	(1,738,955)	$6.38	(1,678,489)	$7.28	(800,189)	$11.55
Forfeited	(430,026)	$6.87	(699,880)	$5.44	(549,950)	$12.17
Repurchased (a)	(766,347)	$6.09	(828,073)	$6.96	(443,720)	$12.21
Outstanding at December 31	5,747,294	$5.86	5,499,486	$5.98	6,778,588	$6.53
________________
(a) Represents withholdings to cover tax obligations on vested shares.
The total fair value of RSUs vested was $14 million, $16 million and $13 million, during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $23 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.0 years.
Performance Stock Units
Performance stock units (“PSUs”) in FGHI are valued at the fair value of FGHI’s common stock on the date of grant for non-market-based performance condition awards and for market-based performance condition awards a Monte Carlo valuation model determines the fair value at the time of grant. Each PSU award is granted at a target number, which represents the right to receive one share of common stock that may be issued to the participant provided performance and service conditions are met. The number of shares of common stock awarded will be determined based on the achievement factor of the performance metric, ranging from 0% to 200% of the target shares. Vesting of PSUs also include time-based service conditions; approximately one to three years of continuous service for employees. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each annual vesting event. Compensation expense related to PSUs is recognized on a straight-line basis over the requisite service period, net of forfeitures, which are recognized on a specific-identification basis. Compensation expense for non-market-based performance condition PSUs is adjusted in the period when it becomes probable that performance conditions will be achieved. Compensation expense for market-

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

based performance condition PSUs will not be adjusted based on probable or actual achievement of performance metrics.
There were 1,199,038 PSUs granted during the year ended December 31, 2025, of which 710,136 were issued with a non-market-based performance condition and the remaining 488,902 were issued with a market-based performance condition. The non-market-based and market-based awards were granted at a weighted-average fair value per share of $8.09 and $11.75, respectively. There were no PSUs granted during the years ended December 31, 2024 and 2023. During the years ended December 31, 2025, 2024, and 2023, no PSUs were vested or forfeited. As of December 31, 2025, there was $6 million of unrecognized compensation cost related to unvested PSUs which is expected to be recognized over a weighted-average period of 1.7 years.
10. Employee Retirement Plans
The Company recorded $71 million, $69 million and $65 million in expense related to matching contributions to employee retirement plans for the years ended December 31, 2025, 2024 and 2023, respectively. This is recorded as a component of salaries, wages and benefits in the Company’s consolidated statements of operations.
Frontier 401(k) Plan
The Company sponsors a Frontier Airlines, Inc. 401(k) Retirement Plan (the “Frontier 401(k) Plan”) under Section 401(k) of the Internal Revenue Code, in which all employees in all U.S. states are able to participate. This plan excludes pilots, who are covered under a separate plan discussed below. Under the Frontier 401(k) Plan, the Company matches 50% of each eligible participant’s contribution, up to 2% of their compensation for maintenance employees and up to 6% of their contribution for all other employees, excluding flight attendants and dispatchers, whose contributions are matched at 100% of up to 6% of their compensation. Contributions for employees begin after 60 days of employment and vest 25% per year over four years. Additionally, the Company sponsors a Frontier Airlines, Inc. Puerto Rico 401(k) Retirement Plan (the “Puerto Rico 401(k) Plan”), in which all Puerto Rico-based employees are able to participate. The Company matches 50% of each eligible participant’s contribution up to 6% for bi-weekly employees and 100% of contributions up to 6% for flight attendants in the Puerto Rico 401(k) Plan.
FAPA Plan
The Company also established the Frontier Airlines, Inc. Pilots Retirement Plan (the “FAPA Plan”), a defined contribution retirement plan for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots Association (“FAPA”). Effective September 1, 2016, pilots are no longer represented by FAPA and are represented by the Air Line Pilots Association (“ALPA”), however the FAPA Plan remained in effect under the collective bargaining agreement with ALPA. Under the latest collective bargaining agreement with the pilots, effective as of January 2019 until a new bargaining agreement is reached, the Company match no longer occurs under this plan, and instead, the Company makes nonelective contributions on behalf of each eligible pilot equal to a percentage of the pilot’s compensation, ranging from 12% to 15% over the term of the collective bargaining agreement and as negotiations continue (see Note 11). The nonelective contributions are subject to vesting based on years of service.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies
Flight Equipment Commitments
As of December 31, 2025, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
2026	8	16	24	2
2027	8	26	34	3
2028	4	30	34	2
2029	—	36	36	5
2030	—	28	28	—
Thereafter	—	12	12	9
Total	20	148	168	21
___________________
(a)    While the schedule presented above reflects the contractual delivery dates as of December 31, 2025, the Company continues to experience delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft and engine purchase agreements that provide for, among other things, varying purchase incentives. These purchase incentives are allocated proportionally by aircraft or engine type over the remaining aircraft or engines to be delivered so that each aircraft’s or engine’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft or engines with lower cash payments than their associated capitalized cost. As of December 31, 2025 and 2024, the Company had $81 million and $95 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company had $52 million and less than $1 million, respectively, of deferred purchase incentives recognized within other long-term liabilities on the Company’s consolidated balance sheets.
In July 2025, the Company executed an agreement with Pratt & Whitney to have their PW1100 Geared Turbo Fan (“GTF”) engines power 91 Airbus A321neo aircraft, with the first of these aircraft scheduled for delivery in the fourth quarter of 2026. This agreement also includes a long-term service contract for engine maintenance.
As of December 31, 2025, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
2026	$1,426
2027	2,093
2028	2,133
2029	2,374
2030	1,821
Thereafter	943
Total	$10,790

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Litigation and Other Contingencies
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. During 2023, the DOT sent the Company a request for information to assist in its investigation into whether the Company cared for its customers as required by law during Winter Storm Elliott, which caused significant operational disruptions and spanned from December 21, 2022 to January 2, 2023, including providing adequate customer service assistance, prompt flight status notifications, and proper and timely refunds. The DOT has closed the investigation related to 2023 with no financial impact to the Company. The Company will continue to fully cooperate with any requests from the DOT.
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
In situations where the Company may be a plaintiff and receives, or expects to receive, a favorable ruling related to litigation, the Company follows the accounting standards codification guidance for gain contingencies. The Company does not recognize a gain contingency within its consolidated financial statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the Company’s consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized. During the year ended December 31, 2024, the Company agreed to settlement with a former aircraft lessor regarding a breach of contract claim in exchange for the Company’s receipt of $40 million in damages. The settlement amount is final and may not be appealed further by either party. For the year ended December 31, 2024, the $40 million was recognized within other operating expenses on the Company’s consolidated statements of operations.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

Employees
The Company has seven union-represented employee groups that together represented approximately 86% of all employees as of December 31, 2025. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of December 31, 2025:

			Percentage of Workforce
Employee Group	Representative	Amendable Date (a)	December 31, 2025
Pilots	Air Line Pilots Association (“ALPA”)	January 2024(b)	29%
Flight Attendants	Association of Flight Attendants (“AFA-CWA”)	May 2024(c)	48%
Aircraft Technicians	International Brotherhood of Teamsters (“IBT”)	May 2025(d)	6%
Aircraft Appearance Agents	IBT	July 2030	1%
Dispatchers	Transport Workers Union (“TWU”)	August 2028	1%
Material Specialists	IBT	November 2030(e)	1%
Maintenance Controllers	IBT	December 2030(f)	<1%
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
(d)The Company’s collective bargaining agreements with its aircraft technicians, represented by IBT, were still amendable as of December 31, 2025. Pursuant to the United States Railway Labor Act (the “RLA”), the parties continue to be bound by the existing agreements as negotiations continue.
(e)Effective as of November 7, 2025, a new five-year agreement with the Company’s material specialists was executed.
(f)Effective as of December 10, 2025, a new five-year agreement with the Company’s maintenance controllers was executed.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $7 million and $6 million for health care claims estimated to be incurred but not yet paid as of December 31, 2025 and 2024, respectively, which are included as a component of other current liabilities on the Company’s consolidated balance sheets.
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
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis pursuant to the two-class method for the periods indicated (in millions, except for share and per share data):

	Year Ended December 31,
	2025	2024	2023
Basic:
Net income (loss)	$(137)	$85	$(11)
Less: net income attributable to participating rights	—	(1)	—
Net income (loss) attributable to common stockholders	$(137)	$84	$(11)
Weighted-average common shares outstanding, basic	227,773,074	224,333,034	220,097,989
Earnings (loss) per share, basic	$(0.60)	$0.37	$(0.05)
Diluted:
Net income (loss)	$(137)	$85	$(11)
Less: net income attributable to participating rights	—	(1)	—
Net income (loss) attributable to common stockholders	$(137)	$84	$(11)
Weighted-average common shares outstanding, basic	227,773,074	224,333,034	220,097,989
Effect of dilutive potential common shares	—	2,159,100	—
Weighted-average common shares outstanding, diluted	227,773,074	226,492,134	220,097,989
Earnings (loss) per share, diluted	$(0.60)	$0.37	$(0.05)
Due to the net loss for the years ended December 31, 2025 and 2023, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive. Approximately 5,062,050 shares were excluded from the computation of diluted weighted-average shares for the year ended December 31, 2024, due to anti-dilutive effects.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

13. Income Taxes
The components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$(1)
State and local	—	—	1
Foreign	—	1	—
Current income tax expense (benefit)	—	1	—
Deferred:
Federal	2	(4)	41
State and local	1	4	2
Deferred income tax expense (benefit)	3	—	43
Total income tax expense (benefit)	$3	$1	$43
The income tax provision differs from that computed at the federal and state statutory corporate tax rate as follows (in millions):

	Year Ended December 31,
	2025		2024		2023
U.S. Federal Statutory Income Tax Rate	$(28)	21.0%	$18	21.0%	$7	21.0%
State Taxes, Net of Federal Benefit(a)	1	(0.7)	5	5.8	3	9.8
Foreign Tax Effects:
Other	1	(0.7)	1	1.2	1	3.1
Tax Credits:
Research and Development and Other Tax Credits	(2)	1.5	(1)	(1.2)	(1)	(3.1)
Changes in Valuation allowance	28	(21.1)	(23)	(26.8)	35	109.4
Nontaxable or Nondeductible Items:
Share-Based Compensation	—	—	—	—	(5)	(15.1)
Executive Compensation	2	(1.5)	(1)	(1.2)	1	3.1
Meals and Entertainment	1	(0.7)	1	1.2	1	3.1
Other	—	—	1	1.2	1	3.1
Effective income tax rate and impact	$3	(2.2)%	$1	1.2%	$43	134.4%
__________________
(a)During the year ended December 31, 2025, state taxes in California, Florida, Colorado and Oregon comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2024, state taxes in Colorado comprised greater than 50% of the tax effect in this category. During the year ended December 31, 2023, state taxes in California, Florida, Georgia, Iowa and Maryland comprised greater than 50% of the tax effect in this category.
The effective tax rate for the year ended December 31, 2025 was lower than the statutory rate, primarily due to an increase in the Company’s valuation allowance relating to U.S. federal and state net operating losses (“NOLs”), compared to a lower effective tax rate for the year ended December 31, 2024 due to a decrease in the Company’s valuation allowance relating to U.S. federal and state NOLs. The effective tax rate for the year ended December 31, 2023 was higher than the statutory rate, primarily due to the establishment of valuation allowances against the Company’s U.S. federal and state NOL carryforwards and limitations on the compensation provided to certain

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

executives pursuant to Internal Revenue Code section 162(m), partially offset by windfall benefits recognized with respect to stock based compensation.
The Company had net tax payments/(refunds) of $1 million for the year ended December 31, 2025 and less than $1 million for each of the years ended December 31, 2024 and 2023, respectively.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes. The following table shows the components of the Company’s deferred tax assets and liabilities (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Operating lease liability	$1,106	$895
Leasehold interest	13	—
Net operating losses	124	67
Nondeductible accruals	31	33
Deferred revenue	—	9
Income tax credits	3	1
Valuation allowance	(65)	(30)
Other	13	13
Deferred tax assets	$1,225	$988
Deferred tax liabilities:
Right-of-use asset	$(1,096)	$(887)
Property and equipment	(38)	(42)
Intangibles	(6)	(6)
Prepaid maintenance expense	(93)	(59)
Other	(4)	(2)
Deferred tax liabilities	(1,237)	(996)
Net deferred tax assets (liabilities)	$(12)	$(8)
As of December 31, 2025, the Company’s net deferred tax liability balance was $12 million, and was classified within other long-term liabilities on the Company’s consolidated balance sheet. This balance included $124 million of deferred tax assets related to NOL carry forwards which are made up of $93 million of federal NOLs, which do not expire, $16 million of state NOLs, which expire from one year to having no expiration, and $15 million of foreign NOLs, which start to expire in 19 years. The Company recognizes a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets, will not be realized. The Company considers sources of taxable income from prior period carryback periods, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income when assessing the future utilization of deferred tax assets.
The Company considers all available positive and negative evidence in determining the need for a valuation allowance. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over recent periods. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future profitability to utilize deferred tax assets.
The Company concluded that as of December 31, 2025, it is more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, the Company maintained a valuation allowance of $65 million against its deferred tax assets for U.S. federal, state and foreign NOL

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

carryforwards, which reflects the impact of expected income generated as a result of future reversals of existing taxable temporary differences. As a result of the change in the overall net deferred tax position, the Company recorded a $35 million income tax expense for the year ended December 31, 2025 due to an increase of the valuation allowance.
The following table shows the components of the Company’s unrecognized tax benefits related to uncertain tax positions (in millions):

	2025	2024	2023
Unrecognized tax benefits at January 1	$—	$—	$1
Decrease for tax positions taken during prior period	—	—	(1)
Increase for tax positions taken during current period	1	—	—
Unrecognized tax benefits at December 31	$1	$—	$—

During 2025, the Company recognized an increase in its liability for unrecognized tax benefits related to both prior year and current year positions. The Company accrues interest and penalty, as needed, related to unrecognized tax benefits in its provision for income taxes. The amounts recorded in the Company’s consolidated financial statements related to interest and penalties were less than $1 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for tax years 2022 and forward remain open. Additionally, various tax years remain open to examination by state and local taxing jurisdictions.
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including, but not limited to, 100% bonus depreciation, reverting to the higher, EBITDA-based, business interest expense limitation and modifying certain international tax provisions. The Company does not expect these provisions will have a material impact on its consolidated financial statements.
14. Fair Value Measurements
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
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$348	$352	$329	$333
Building notes	—	—	12	12
2025-1 EETCs	105	109	—	—
Unsecured debt:
Affinity card advance purchase of miles	101	100	100	98
PSP Promissory Notes	66	65	66	62
Total debt	$620	$626	$507	$505
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements (in millions):

		Fair Value Measurements as of December 31, 2025
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$671	$671	$—	$—

		Fair Value Measurements as of December 31, 2024
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$740	$740	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels during the years ended December 31, 2025 and 2024.

FRONTIER GROUP HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)

15. Related Parties
Management Services
Certain substantial stockholders of the Company are affiliates of Indigo Partners, LLC (“Indigo Partners”), which provides management services to the Company, for which the Company is assessed a quarterly fee. The Company recorded $2 million for each of the years ended December 31, 2025, 2024 and 2023, respectively, which are included as other operating expenses within the Company’s consolidated statements of operations.
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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives and, as noted above, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2025. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
We have adopted insider trading policies and procedures, which are included as Exhibit 19.1 to this Annual Report on Form 10-K, that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number
3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	5/16/2025	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40304	2/18/2025	4.1

4.2	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.3	Form of Common Stock Warrant.	10-Q	001-40304	8/8/2024	4.2

4.4	Registration Rights Agreement, dated April 6, 2021, by and among Frontier Group Holdings, Inc. and Indigo Frontier Holdings Company, LLC.	8-K	001-40304	4/6/2021	4.1

4.5†	Warrant Agreement, dated as of April 30, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.35

4.6	Warrant Agreement, dated as of September 28, 2020, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.38

4.7	Warrant Agreement, dated as of January 15, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.43

4.8	Warrant Agreement, dated as of April 29, 2021, between Frontier Group Holdings, Inc. and the United States Department of the Treasury.	10-Q	001-40204	5/13/2021	4.5

10.1(a)#	2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(a)

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(b)

10.1(c)#	Form of Stock Purchase Right Grant Notice and Restricted Stock Purchase Agreement for Non-Employee Directors.	S-1	333-254004	3/8/2021	10.2(c)

10.1(d)#	Form of Restricted Stock Unit Award Grant Notice and RSU Award Agreement under the 2014 Equity Incentive Plan.	S-1	333-254004	3/8/2021	10.2(d)

10.1(e)#	Form of Performance Stock Unit and Grant Agreement under the 2021 Equity Incentive Plan.	10-Q	001-40304	5/1/2025	10.1

10.2(a)#	2021 Incentive Award Plan.	S-1/A	333-254004	3/23/2021	10.3(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	333-254004	3/19/2021	10.3(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan, effective for grants after October 25, 2023.	10-K	001-40304	2/20/2024	10.2(d)

10.3#	Form of Indemnification Agreement for directors and officers.	S-1	333-254004	3/8/2021	10.4

10.4#	Form of Bonus Letter	8-K	001-40204	6/21/2021	10.1

10.5#	Employment Agreement, dated as of March 15, 2016, by and between Frontier Airlines, Inc. and Barry L. Biffle.	S-1	333-254004	3/8/2021	10.5

10.6(a)#	Amended and Restated Employment Agreement, dated as of April 13, 2017, by and between Frontier Airlines, Inc. and James G. Dempsey.	S-1	333-254004	3/8/2021	10.6

10.6(b)#	Amendment to Amended and Restated Employment Agreement, dated as of October 16, 2023, by and between Frontier Airlines, Inc. and James G. Dempsey.	10-K	001-40304	2/20/2024	10.6(b)

10.7#	Employment Letter, dated as of October 16, 2023, by and between Frontier Airlines, Inc. and Mark C. Mitchell.	10-K	001-40304	2/20/2024	10.7

10.8#	Employment Letter, dated as of February 6, 2024, by and between Frontier Airlines, Inc. and Howard M. Diamond.	10-Q	001-40304	5/2/2024	10.3

10.9#	Employment Letter, dated as of February 13, 2019, by and between Frontier Airlines, Inc. and Trevor J. Stedke.	S-1	333-254004	3/8/2021	10.11

10.10#	Employment Letter, dated as of November 30, 2023, by and between Frontier Airlines, Inc. and Alex Clerc.	10-Q	001-40304	5/2/2024	10.1

10.11#	Employment Letter, dated as of February 6, 2024, by and between Frontier Airlines, Inc. and Steven C. Schuller.	10-Q	001-40304	5/2/2024	10.2

10.12#	Employment Letter, dated as of February 29, 2024, by and between Frontier Airlines, Inc. and Robert Schroeter.	10-Q	001-40304	5/2/2024	10.4

10.13#	Employment Letter, dated as of August 28, 2025, by and between Frontier Airlines, Inc. and Jeffrey Mathew	10-Q	001-40304	11/5/2025	10.3

10.14#	Non-Employee Director Compensation Program, as amended on February 8, 2023.	10-Q	001-40304	5/3/2023	10.1

10.15#	Professional Services Agreement, dated December 3, 2013, by and among Indigo Partners LLC, Frontier Airlines Holdings, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.14

10.15(a)†	Airbus A320 Family Aircraft Purchase Agreement, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(a)

10.15(b)†	Amended and Restated Letter Agreement No. 1, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(b)

10.15(c)†	Third Amended and Restated Letter Agreement No. 2, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(c)

10.15(d)†	Second Amended and Restated Letter Agreement No. 3, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(d)

10.15(e)†	Amended and Restated Letter Agreement No. 4, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(e)

10.15(f)†	Letter Agreement No. 5, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(f)

10.15(g)†	Letter Agreement No. 6A, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(g)

10.15(h)†	Letter Agreement No. 6B, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(h)

10.15(i)†	Letter Agreement No. 6D, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(i)

10.15(j)†	Letter Agreement No. 6D-1, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(j)

10.15(k)†	Letter Agreement No. 6D-2, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(k)

10.15(l)†	Letter Agreement No. 6D-3, dated as of October 9, 2019, by and between and Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(l)

10.15(m)†	Amended and Restated Letter Agreement No. 7, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(m)

10.15(n)†	Letter Agreement No. 8, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(n)

10.15(o)†	Letter Agreement No. 9, dated as of September 30, 2011, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(o)

10.15(p)†	Amended and Restated Letter Agreement No. 10, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(p)

10.15(q)†	Letter Agreement No. 11, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(q)

10.15(r)†	Amendment No. 1 to Airbus A320 Family Aircraft Purchase Agreement, dated as of January 10, 2013, by and between Airbus S.A.S. and Republic Airways Holdings Inc.	S-1	333-254004	3/8/2021	10.16(q)

10.15(s)†	Amendment No. 2 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 3, 2013, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(r)

10.15(t)†	Amendment No. 3 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(s)

10.15(u)†	Amendment No. 4 to Airbus A320 Family Aircraft Purchase Agreement, dated as of August 7, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(t)

10.15(v)†	Amendment No. 5 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(u)

10.15(w)†	Amendment No. 6 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 1, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(v)

10.15(x)†	Amendment No. 7 to Airbus A320 Family Aircraft Purchase Agreement, dated as of October 9, 2019, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(w)

10.15(y)†	Amendment No. 8 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 16, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(x)

10.15(z)†	Amendment No. 9 to Airbus A320 Family Aircraft Purchase Agreement, dated as of May 4, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(y)

10.15(aa)†	Amendment No. 10 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 2, 2020, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(z)

10.15(bb)†	Amendment No. 11 to Airbus A320 Family Aircraft Purchase Agreement, dated as of November 13, 2021, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/23/2022	10.17(bb)

10.15(cc)†	Amendment No. 12 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 31, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/22/2023	10.17(cc)

10.15(dd)†	Amendment No. 13 to Airbus A320 Family Aircraft Purchase Agreement, dated as of December 16, 2022, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-K	001-40304	2/22/2023	10.17(dd)

10.15(ee)†	Amendment No. 14 to Airbus A320 Family Purchase Agreement, dated as of March 31, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	5/3/2023	10.2

10.15(ff)†	Amendment No. 15 to Airbus A320 Family Purchase Agreement, dated as of June 28, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.1

10.15(gg)†	Amendment No. 16 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/26/2023	10.1

10.15(hh)†	Amendment No. 17 to Airbus A320 Family Purchase Agreement, dated as of September 28, 2023, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/26/2023	10.2

10.15(ii)†	Letter Agreement, dated as of December 28, 2017, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.16(aa)

10.15(jj)†	Amendment No. 18 to Airbus A320 Family Aircraft Purchase Agreement, dated as of July 31, 2024, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.5(a)

10.15(kk)†	Amendment No. 19 to Airbus A320 Family Aircraft Purchase Agreement, dated as of September 25, 2024, by and between Airbus S.A.S. and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.5(b)

10.16(a)†	Airbus A321 Aircraft Purchase Agreement, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(a)

10.16(b)†	Letter Agreement No. 5, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(b)

10.16(c)†	Letter Agreement No. 6A, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(c)

10.16(d)†	Letter Agreement No. 6B, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(d)

10.16(e)†	Letter Agreement No. 8, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(e)

10.16(f)†	Letter Agreement No. 9, dated as of October 31, 2014, by and between Airbus S.A.S. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.17(f)

10.17(a)†	Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 15, 2020, by and between Frontier Airlines, Inc. and Barclays Bank Delaware, formerly known as Juniper Bank.	S-1/A	333-254004	3/18/2021	10.18

10.17(b)†	First Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of June 29, 2021, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.6

10.17(c)†	Second Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of May 23, 2023, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	8/1/2023	10.7

10.17(d)†	Third Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 6, 2024, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.4(a)

10.17(e)†	Fourth Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of September 26, 2024, by and between Barclays Bank Delaware and Frontier Airlines, Inc.	10-Q	001-40304	10/29/2024	10.4(b)

10.17(f)†	Fifth Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of December 23, 2025, by and between Barclays Bank Delaware and Frontier Airlines, Inc.					X

10.18(a)†	General Terms Agreement No. 6-13616, dated as of June 30, 2000, by and between Frontier Airlines, Inc., CFM International, Inc. and Societe Nationale D’Etude et de Construction de Monteurs d’Aviation.	S-1	333-254004	3/8/2021	10.19(a)

10.18(b)†	Letter Agreement No. 1, dated as of June 30, 2000, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(b)

10.18(c)†	Letter Agreement No. 2, dated as of November 20, 2002, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(c)

10.18(d)†	Letter Agreement No. 3, dated as of August 1, 2003, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(d)

10.18(e)†	Letter Agreement No. 4, dated as of March 26, 2004, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(e)

10.18(f)†	Letter Agreement No. 5, dated as of April 11, 2006, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(f)

10.18(g)	Amendment No. 1 to GTA 6-13616, dated as of June 6, 2009, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(g)

10.18(h)†	Letter Agreement No. 7, dated as of October 25, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(h)

10.18(i)†	Letter Agreement No. 8, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(i)

10.18(j)†	Letter Agreement No. 9, dated as of August 3, 2015, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.19(j)

10.19(a)†	General Terms Agreement No. CFM-1 1-2576101711, dated as of October 17, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(a)

10.19(b)†	Letter Agreement No. 1 to General Terms Agreement No. CFM-1 1-2576101711, dated as of October 26, 2011, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(b)

10.19(c)†	Amendment No. 1 to Letter Agreement No. 1, dated as of December 23, 2014, by and between Frontier Airlines, Inc. and CFM International, Inc.	S-1	333-254004	3/8/2021	10.20(c)

10.20†	Purchase Terms Agreement (Material-Single Event), dated as of November 5, 2014, by and between Frontier Airlines, Inc. and Lufthansa Technik AG.	S-1	333-254004	3/8/2021	10.21

10.21(a)†	Navitaire Hosted Services Agreement, dated as of June 20, 2014, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(a)

10.21(b)†	Amendment No. 1 to Navitaire Hosted Services Agreement, dated as of March 1, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(b)

10.21(c)†	Amendment No. 2 to Navitaire Hosted Services Agreement, dated as of April 10, 2015, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(c)

10.21(d)†	Amendment No. 3 to Navitaire Hosted Services Agreement, dated as of January 1, 2016, by and between Frontier Airlines, Inc. and Navitaire LLC.	S-1	333-254004	3/8/2021	10.22(d)

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

10.22(c)†
Eleventh Amended and Restated Credit Agreement, dated as of December 24, 2025, by and among Vertical Horizons, Ltd., as borrower, each lender identified on Schedule I thereto, and Bank of Utah, not in its individual capacity but solely as security trustee.
X

10.22(d)†
Amended and Restated Step-In Agreement, dated as of December 24, 2025, by and among Vertical Horizons, Ltd., as buyer, Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
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
		10-K	001-40304	2/18/2025	10.24(b)

10.24(c)†
Amendment No. 2 to Revolving Loan and Guaranty Agreement, dated as of July 30, 2025, among Frontier Brand Intellectual Property, Ltd. and Frontier Loyalty Programs, Ltd., as borrowers, Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., Frontier Group Holdings, Inc., Frontier Finance 1, Ltd. and Frontier Finance 2, Ltd., as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent, collateral agent depository and securities intermediary
						X

10.24(d)†
Increase Joinder to Revolving Loan and Guaranty Agreement, dated as of December 16, 2025, by and among Frontier Brand Intellectual Property, Ltd. and Frontier Loyalty Programs, Ltd., as borrowers, Frontier Airlines, Inc., Frontier Airlines Holdings, Inc., Frontier Group Holdings, Inc., Frontier Finance 1, Ltd., and Frontier Finance 2, Ltd., as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent and collateral agent.
						X

10.25†	Master Services Agreement, dated April 26, 2023, by and among Frontier Airlines Holdings, Inc., on behalf of itself and Frontier Airlines, Inc., U.S. Bank National Association, acting through its Canadian branch, Elavon Company Canada, and Elavon Inc.	10-Q	001-40304	8/1/2023	10.5

10.25(a)†
Amendment No. 1 to Master Services Agreement, dated December 29, 2025, by and among Frontier Airlines Holdings, Inc., on behalf of itself and Frontier Airlines, Inc., U.S. Bank National Association, acting through its Canadian branch, Elavon Company Canada, and Elavon Inc.
						X

10.26(a)†	Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(a)

10.26(b)†	Amendment No. 1 to Rate per Flight Hour Agreement, dated as of August 29, 2017, by and between CFM International, Inc. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.31(b)

10.26(c)†	Amendment No. 1 to Rate per Flight Hour Agreement, dated as of September 12, 2025, by and between CFM International Inc. and Frontier Airlines, Inc.	10-Q	001-40304	11/5/2025	10.2(a)

10.26(d)†	Amendment No. 4 to Rate per Flight Hour Agreement, dated as of September 12, 2025, by and between CFM International Inc. and Frontier Airlines, Inc.	10-Q	001-40304	11/5/2025	10.2(b)

10.27(a)†	Codeshare Agreement, dated as of January 16, 2018, by and between Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V. and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.32

10.27(b)†	Amendment No. One to Codeshare Agreement, dated as of May 22, 2018, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.	10-Q	001-40304	8/8/2024	10.1

10.27(c)	Amendment No. Two to Codeshare Agreement, dated as of February 14, 2019, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.	10-Q	001-40304	8/8/2024	10.2

10.27(d)	Amendment No. Three to Codeshare Agreement, dated as of April 12, 2024, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.	10-Q	001-40304	8/8/2024	10.3

10.27(e)†	Amendment No. Four to Codeshare Agreement, dated as of November 4, 2024, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.	10-K	001-12805	2/18/2025	10.27(e)†

10.27(f)†	Amendment No. Five to Codeshare Agreement, dated as of November 12 2025, by and between Frontier Airlines, Inc. and Concesionaria Vuela Compania Aviacion S.A.P.I. de C.V.					X

10.28	Promissory Note, dated as of April 30, 2020, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.33

10.29	Payroll Support Program Agreement, dated as of April 30, 2020, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.34

10.30†	Loan and Guarantee Agreement, dated as of September 28, 2020, by and among Frontier Airlines, Inc., Frontier Group Holdings, Inc., the United States Department of the Treasury and The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.37

10.31	Letter Agreement, dated as of January 15, 2021, among Frontier Airlines, Inc., Frontier Group Holdings, Inc. and the United States Department of the Treasury and acknowledged by The Bank of New York Mellon, as administrative and collateral agent.	S-1	333-254004	3/8/2021	10.40

10.32	Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	S-1	333-254004	3/8/2021	10.41

10.33	Promissory Note, dated as of January 15, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	S-1	333-254004	3/8/2021	10.42

10.34	Payroll Support Program Agreement, dated as of April 29, 2021, between Frontier Airlines, Inc. and the United States Department of the Treasury.	10-Q	001-40304	5/13/2021	10.8

10.35	Promissory Note, dated as of April 29, 2021, issued by Frontier Group Holdings, Inc. in the name of the United States Department of the Treasury and guaranteed by Frontier Airlines, Inc. and Frontier Airlines Holdings, Inc.	10-Q	001-40304	5/13/2021	10.9

10.36(a)†	PW1100G-JM Engine Purchase and Support Agreement, dated as of April 13, 2020, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	S-1	333-254004	3/8/2021	10.46

10.36(b)†	Amendment No. 1 to PW1100G-JM Engine Purchase and Support Agreement, dated as of April 18, 2022, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	10-Q	001-40304	7/27/2022	10.9

10.36(c)†	PW1100G-JM Engine Purchase and Support Agreement and Fleet Management Program, dated as of July 24, 2025, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	10-Q	001-40304	11/5/2025	10.1(a)

10.36(d)†	Amendment No. 2, dated as of July 24, 2025, to PW1100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and Frontier Airlines, Inc.	10-Q	001-40304	11/5/2025	10.1(b)

10.36(e)†	PW1100G-JM Spare Engine and Engine Thrust Intermix Agreement, dated as of July 24, 2025, by and between International Aero Engines, LLC and Frontier Airlines, Inc.	10-Q	001-40304	11/5/2025	10.1(c)

10.37†	Indenture dated as of November 4, 2025, by and between Wilmington Trust, National Association and Frontier Airlines, Inc.					X

19.1	Insider Trading Compliance Policy and Procedures	10-K	001-40304	2/20/2024	19.1

21.1	List of subsidiaries.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature pages hereto).					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Policy for Recovery of Erroneously Awarded Compensation of Frontier Group Holdings, Inc., dated as of October 2, 2023.	10-K	001-40304	2/20/2024	97.1

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					X
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

Date: February 18, 2026	By: /s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James G. Dempsey, Mark C. Mitchell, and Howard M. Diamond, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Dempsey	Chief Executive Officer, President and Director (Principal Executive Officer)	February 18, 2026
James G. Dempsey

/s/ Mark C. Mitchell	Chief Financial Officer (Principal Financial Officer)	February 18, 2026
Mark C. Mitchell

/s/ Josh A. Wetzel	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
Josh A. Wetzel

/s/ William A. Franke	Director (Chair of the Board)	February 18, 2026
William A. Franke

/s/ Andrew S. Broderick	Director	February 18, 2026
Andrew S. Broderick

/s/ Josh T. Connor	Director	February 18, 2026
Josh T. Connor

/s/ Brian H. Franke	Director	February 18, 2026
Brian H. Franke

/s/ Robert J. Genise	Director	February 18, 2026
Robert J. Genise

/s/ Bernard L. Han	Director	February 18, 2026
Bernard L. Han

/s/ Ofelia Kumpf	Director	February 18, 2026
Ofelia Kumpf

/s/ Nancy L. Lipson	Director	February 18, 2026
Nancy L. Lipson

/s/ Patricia Salas Pineda	Director	February 18, 2026
Patricia Salas Pineda

/s/ Anthony D. Salcido	Director	February 18, 2026
Anthony D. Salcido

/s/ Alejandro D. Wolff	Director	February 18, 2026
Alejandro D. Wolff