Form 10-Q
period 2026-03-31
Frontier Group Holdings, Inc.
filed 2026-05-05
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 229,789,335 shares of common stock, $0.001 par value per share, outstanding as of May 1, 2026.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q should be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and beliefs with respect to certain current and future events and anticipated financial and operating performance. Words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “intends,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “targets,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2026 (the “2025 Annual Report”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q, as well as those risks and uncertainties set forth from time to time under the sections captioned “Risk Factors” in our reports and other documents filed with the SEC, including our 2025 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$772	$671
Accounts receivable, net	118	85
Supplies, net	106	90
Other current assets	102	112
Total current assets	1,098	958
Property and equipment, net	485	510
Operating lease right-of-use assets	4,599	4,806
Pre-delivery deposits for flight equipment	383	428
Intangible assets, net	27	27
Other assets	425	491
Total assets	$7,017	$7,220
Liabilities and stockholders’ equity
Accounts payable	$115	$130
Air traffic liability	459	352
Frequent flyer liability	21	16
Current maturities of long-term debt, net	240	301
Current maturities of operating leases	793	779
Other current liabilities	610	525
Total current liabilities	2,238	2,103
Long-term debt, net	343	313
Long-term operating leases	3,872	4,070
Long-term frequent flyer liability	45	44
Other long-term liabilities	297	199
Total liabilities	6,795	6,729
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 229,732,124 and 229,010,827 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	440	437
Retained earnings (accumulated deficit)	(213)	59
Accumulated other comprehensive income (loss)	(5)	(5)
Total stockholders’ equity	222	491
Total liabilities and stockholders’ equity	$7,017	$7,220
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating revenues:
Passenger	$952	$884
Other	40	28
Total operating revenues	992	912
Operating expenses:
Aircraft fuel	268	238
Salaries, wages and benefits	271	249
Aircraft rent	265	161
Station operations	192	180
Maintenance, materials and repairs	142	51
Sales and marketing	43	41
Depreciation and amortization	62	20
Other operating	32	18
Total operating expenses	1,275	958
Operating income (loss)	(283)	(46)
Other income (expense):
Interest expense	(12)	(9)
Capitalized interest	8	8
Interest income and other	6	7
Total other income (expense)	2	6
Income (loss) before income taxes	(281)	(40)
Income tax expense (benefit)	(9)	3
Net income (loss)	$(272)	$(43)
Earnings (loss) per share:
Basic	$(1.18)	$(0.19)
Diluted	$(1.18)	$(0.19)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(272)	$(43)
Amortization from cash flow hedges, net of adjustment for deferred tax benefit (expense) of less than $1 for each of the three months ended March 31, 2026 and 2025	—	—
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(272)	$(43)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(272)	$(43)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Deferred income taxes	(9)	3
Depreciation and amortization	25	20
Gains recognized on sale-leaseback transactions	(47)	(56)
Stock-based compensation	5	5
Early Return Agreement charges	104	—
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	(16)
Supplies and other current assets	(19)	6
Other long-term assets	(82)	(49)
Accounts payable	5	4
Air traffic liability	107	64
Other liabilities	256	(24)
Cash provided by (used in) operating activities	40	(86)
Cash flows from investing activities:
Capital expenditures	(12)	(18)
Pre-delivery deposits for flight equipment, net of refunds	45	(11)
Cash provided by (used in) investing activities	33	(29)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	51	33
Principal repayments on debt	(83)	(28)
Proceeds from sale-leaseback transactions	62	52
Proceeds from the exercise of stock options	—	6
Tax withholdings on share-based awards	(2)	(2)
Cash provided by financing activities	28	61
Net increase (decrease) in cash, cash equivalents and restricted cash	101	(54)
Cash, cash equivalents and restricted cash, beginning of period	671	740
Cash, cash equivalents and restricted cash, end of period	$772	$686
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2024	225,440,496	$—	$414	$196	$(6)	$604
Net income (loss)	—	—	—	(43)	—	(43)
Shares issued in connection with vesting of restricted stock units	732,422	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(224,187)	—	(2)	—	—	(2)
Shares issued in connection with warrant exercises, net	248,893	—	—	—	—	—
Stock option exercises	1,542,583	—	6	—	—	6
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2025	227,740,207	$—	$423	$153	$(6)	$570

Balance at December 31, 2025	229,010,827	$—	$437	$59	$(5)	$491
Net income (loss)	—	—	—	(272)	—	(272)
Shares issued in connection with vesting of performance and restricted stock units	1,124,982	—	—	—	—	—
Shares withheld to cover employee taxes on vested performance and restricted stock units	(403,685)	—	(2)	—	—	(2)
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2026	229,732,124	$—	$440	$(213)	$(5)	$222
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
The Company is managed as a single business unit that provides air transportation for passengers and management has concluded there is only one reportable segment. The Company has identified net income (loss) as the primary measurement of the segment’s profit or loss. Please see the Company’s “Condensed Consolidated Statements of Operations” for net income (loss), as well as other significant revenue and expense components of profit or loss, for the three months ended March 31, 2026 and 2025. The Company has identified total assets as the primary measurement of the segment’s assets. Please see the Company’s “Condensed Consolidated Balance Sheets” for total assets as of March 31, 2026 and December 31, 2025.
The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 18, 2026 (the “2025 Annual Report”).
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
2. Revenue Recognition
As of March 31, 2026 and December 31, 2025, the Company’s air traffic liability balance was $464 million and $361 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2026, 78% of the air traffic liability as of December 31, 2025 was recognized as passenger revenue within the Company’s condensed

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated statements of operations. Of the air traffic liability balances as of March 31, 2026 and December 31, 2025, $70 million and $75 million, respectively, was related to unearned membership fees.
During the three months ended March 31, 2026 and 2025, the Company recognized $11 million and $18 million, respectively, of revenue related to expected and actual expiration of customer rights to book future travel, in passenger revenues within the Company’s condensed consolidated statements of operations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Passenger revenues:
Fare	$449	$350
Non-fare passenger revenues:
Service fees	170	234
Baggage	215	205
Seat selection	83	69
Other	35	26
Total non-fare passenger revenue	503	534
Total passenger revenues	952	884
Other revenues	40	28
Total operating revenues	$992	$912
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Domestic	$944	$868
Latin America	48	44
Total operating revenues	$992	$912
The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.
3. Other Current Assets
Other current assets consist of the following (in millions):

	March 31, 2026	December 31, 2025
Supplier incentives	$56	$69
Prepaid expenses	32	26
Forgivable loans	8	11
Income tax and other taxes receivable	3	4
Other	3	2
Total other current assets	$102	$112

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

4. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	March 31, 2026	December 31, 2025
Passenger and other taxes and fees payable	$193	$148
Salaries, wages and benefits	129	143
Station obligations	99	78
Aircraft maintenance	86	65
Fuel liabilities	47	36
Leased aircraft return costs	8	7
Other current liabilities	48	48
Total other current liabilities	$610	$525
5. Debt
The Company’s debt obligations are as follows (in millions):

	March 31, 2026	December 31, 2025
Secured debt:
Pre-delivery Credit Facilities(a)	$298	$348
Revolving Loan Facility(b)	—	—
2025-1 EETCs(c)	105	105
Unsecured debt:
Affinity card advance purchase of miles(d)	119	101
PSP Promissory Notes(e)	66	66
Total debt	588	620
Less: current maturities of long-term debt, net	(240)	(301)
Less: total debt acquisition costs and other discounts, net	(5)	(6)
Long-term debt, net	$343	$313
__________________
(a)The Company has multiple pre-delivery credit facilities which consist of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, all as defined below (together, the “Pre-delivery Credit Facilities”). The Pre-delivery Credit Facilities are for the financing of pre-delivery deposit payments (“PDPs”) for the Company’s A320neo family aircraft purchase agreement. Each facility is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total commitments (drawn or undrawn) under the Pre-delivery Credit Facilities are $326 million. See Note 8 for the Company’s commitment schedule regarding its A320neo family orderbook.
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
In September 2024, the Company, through an affiliate, entered into a PDP facility (the “Second PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Third PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Third PDP Financing Facility. Interest is paid quarterly based on SOFR plus an applicable margin. Additionally, the Second PDP Financing Facility requires a commitment fee based on the level of the outstanding loan amounts compared to the committed amount. The Second PDP Financing Facility is expected to be repaid at maturity in September 2027, which may be extended by two additional years. If any such extension request is rejected by the lender, the Company may extend the original maturity date of the Second PDP Financing Facility by six months.
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
(b)In September 2024, the Company entered into a revolving line of credit available for general corporate purposes (the “Revolving Loan Facility”). As amended in December 2025 to increase the maximum borrowing capacity, the Revolving Loan Facility provides for $220 million of commitments secured by the Company’s loyalty programs and brand-related assets. The Revolving Loan Facility will bear interest at an annual rate of term SOFR for the applicable interest period (or, at the Company’s option, an alternate base rate) plus an applicable margin, payable in quarterly installments, on any outstanding balance. A quarterly commitment fee is also payable in arrears at an applicable rate multiplied by the undrawn amount of the Revolving Loan Facility. The Revolving Loan Facility matures in September 2027.
(c)In November 2025, the Company issued approximately $105 million of class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) through a pass-through trust in a private placement. The pass-through trust holds series A-1 equipment notes with a coupon rate of 6.75% and final payment due in October 2032, that are issued by the Company and guaranteed by Frontier Airlines Holdings, Inc. and Frontier Group Holdings, Inc. The equipment notes are secured by liens on substantially all of the Company’s spare parts and tooling. Principal and interest on the issued and outstanding certificates is payable semiannually in April and October of each year, commencing in April 2026.
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
(e)As a result of the Company’s participation in the payroll support programs offered by the U.S. Department of the Treasury (the “Treasury”), the Company obtained a series of 10-year, loans from the Treasury (collectively, the “PSP Promissory Notes”) that are due between 2030 and 2031. The PSP Promissory Notes include an annual interest rate of 1.00% for the first five years and SOFR plus 2.00% in the final five years, with bi-annual interest payments. The loans can be prepaid at par at any time without incurring a penalty.
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. During the three months ended March 31, 2025, 1,244,608 warrants were exercised. The Company settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. During the three months ended March 31, 2026, 103,208 warrants expired and no warrants were exercised. As of March 31, 2026, warrants to purchase 134,066 shares of FGHI common stock were outstanding. The remainder of the warrants will expire in June 2026.
Cash payments for interest related to debt were $8 million and $9 million for the three months ended March 31, 2026 and 2025, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s restricted cash and, as of March 31, 2026 and December 31, 2025, the Company did not have any outstanding letters of credit that were drawn upon.
As of March 31, 2026, future maturities of debt were payable as follows (in millions):

Total
Remainder of 2026	$208
2027	64
2028	63
2029	118
2030	42
Thereafter	93
Total debt principal payments	$588

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of March 31, 2026, the Company was in compliance with all of its covenants.
6. Operating Leases
Early Return Agreement
In March 2026, the Company entered into an agreement (the “Early Return Agreement”) to early terminate the leases associated with 24 A320neo aircraft, which represented a lease modification. The costs associated with the Early Return Agreement include non-recurring non-cash charges during the three months ended March 31, 2026 comprised of: $73 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs within the Company’s condensed consolidated statement of operations, $37 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization within the Company’s condensed consolidated statement of operations and $(6) million of benefit related to the reversal of previously accrued fixed lease return costs. Additionally, as a result of the Early Return Agreement, the Company recorded $35 million of charges in connection with the return condition of aircraft and engines in aircraft rent within the Company’s condensed consolidated statement of operations which will largely be settled in fiscal years 2028 and 2029.
Aircraft
As of March 31, 2026, the Company leased 183 aircraft with remaining terms ranging from 1 month to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of March 31, 2026, the Company leased 61 spare engines, all of which are under operating leases, with the remaining terms ranging from 1 month to 12 years. As of March 31, 2026, the lease rates for 17 of the engines depended on usage-based metrics which are variable and, as such, these leases were not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three months ended March 31, 2026 and 2025, the Company completed sale-leaseback transactions with third-party lessors for 7 and 4 new Airbus A320neo family aircraft, respectively. Additionally, during the three months ended March 31, 2025, the Company completed two sale-leaseback transactions with third-party lessors for engines. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized gains on sale-leaseback transactions of $47 million and $56 million during the three months ended March 31, 2026 and 2025, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three months ended March 31, 2026 and 2025, aircraft rent expense was $265 million and $161 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of probable lease return condition obligations. The portion of supplemental rent expense (benefit) related to probable lease return condition obligations was $58 million and $(12) million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company’s total leased aircraft and spare engine return cost liability was $51 million and $19 million, respectively, which are reflected in other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three months ended March 31, 2025, the Company amended certain aircraft operating leases that were slated to expire in 2026 and 2027 in order to extend the term of the lease, and recorded a benefit of $20 million to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. These costs were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of the terms of these aircraft operating leases, such variable return costs are no longer probable of occurring.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 100 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of March 31, 2026, the remaining lease terms vary from 1 month to 13 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and liabilities. The remaining lease terms range from 1 month to 9 years as of March 31, 2026.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Operating lease cost(a)	$238	$181
Variable lease cost(a)	117	104
Total lease costs	$355	$285
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2026 and 2025, the Company acquired, through new or modified operating leases, operating lease assets totaling $372 million and $428 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2026, in connection with the Early Return Agreement, the Company reduced operating lease right-of-use assets and liabilities due to the lease modification remeasurement totaling $419 million and $425 million, respectively. During the three months ended March 31, 2026 and 2025, the Company paid cash of $206 million and $176 million, respectively, for amounts included in the measurement of lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Stock-Based Compensation
During each of the three months ended March 31, 2026 and 2025, the Company recognized $5 million in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options
There were no stock options granted during the three months ended March 31, 2026. During the three months ended March 31, 2026, no vested stock options were exercised. As of March 31, 2026, the weighted-average exercise price of outstanding stock options was $9.32 per share.
Restricted Stock Units
During the three months ended March 31, 2026, 2,261,054 restricted stock units were issued with a weighted-average grant date fair value of $5.65 per share. During the three months ended March 31, 2026, 1,083,356 restricted stock units vested, of which 392,442 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $8.37 and $8.85 per share, respectively.
Performance Stock Units
During the three months ended March 31, 2026, 1,063,239 performance stock units (“PSUs”) were issued, of which 550,886 PSUs were issued with a non-market-based performance condition and a weighted-average grant date fair value of $5.65 per share, and the remaining 512,353 PSUs were issued with a market-based condition and a weighted-average grant date fair value of $9.49 per share. During the three months ended March 31, 2026, 41,626 PSUs vested, of which 11,243 PSUs were withheld to cover employees’ tax withholding obligations, each with a weighted-average grant date fair value of $11.50 per share.
Stockholders’ Equity
As of March 31, 2026 and December 31, 2025, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8. Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2026, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2026	3	14	17	1
2027	—	6	6	3
2028	9	11	20	2
2029	—	15	15	5
2030	—	22	22	7
Thereafter	3	78	81	2
Total	15	146	161	20
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of March 31, 2026, the Company continues to experience delays in the deliveries of Airbus aircraft which may persist in future periods.

The Company is party to certain aircraft and engine purchase agreements that provide for, among other things, varying purchase incentives. These purchase incentives are allocated proportionally by aircraft or engine type over the remaining aircraft or engines to be delivered so that each aircraft’s or engine’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft or engines with lower cash payments than their associated capitalized cost. As of March 31, 2026 and December 31, 2025, the Company had $67 million and $81 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company had $49 million and $52 million, respectively, of deferred purchase incentives recognized within other long-term liabilities on the Company’s condensed consolidated balance sheets.
As of March 31, 2026, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2026	$1,025
2027	409
2028	1,221
2029	1,043
2030	1,554
Thereafter	5,499
Total	$10,751

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
The Company previously received an immaterial audit assessment from the U.S. Transportation Security Administration (the “TSA”) that covered the third quarter of 2016 through the fourth quarter of 2018 and related to the remittance of TSA fees where flight credits expired unused (the “2016-2018 Audit”). The Company appealed this assessment to the United States Tenth Circuit Court of Appeals. In addition, the Company is under audit by the TSA for the period from the fourth quarter of 2019 through the fourth quarter of 2022 (the “2019-2022 Audit”). In April 2026, the Company lost its appeal regarding the 2016-2018 Audit and received a preliminary assessment for the 2019-2022 Audit in the amount of $42 million, which mainly covered remittance of TSA fees where flight credits expired unused as well as for other passengers that purchased tickets and did not travel. As of March 31, 2026, the Company recorded an additional estimated liability of $77 million, which is largely related to remittance of TSA fees for passengers that purchased tickets and did not travel and is included in other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets and in passenger revenues within the Company’s condensed consolidated statements of operations. The Company could be subject to further TSA audit examinations and resulting assessments.
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
The ultimate outcomes of legal actions are unpredictable and can be subject to significant uncertainties, and it is difficult to determine whether any loss is probable or even possible. Additionally, it is also difficult to estimate the amount of loss and there may be matters for which a loss is probable or reasonably possible but not currently estimable. Thus, actual losses may be in excess of any recorded liability or the range of reasonably possible loss. The Company believes the ultimate outcome of any potential lawsuits, proceedings and reviews will likely not, individually or in the aggregate, have a material adverse effect on its condensed consolidated financial position, liquidity or results of operations, other than disclosed herein, and that the Company’s current accruals cover matters where loss is deemed probable and can be reasonably estimated.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of March 31, 2026. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of March 31, 2026:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	March 31, 2026
Pilots	Air Line Pilots Association (“ALPA”)	January 2024(b)	28%
Flight Attendants	Association of Flight Attendants (“AFA-CWA”)	May 2024(c)	51%
Aircraft Technicians	International Brotherhood of Teamsters (“IBT”)	May 2025(d)	6%
Aircraft Appearance Agents	IBT	July 2030	1%
Dispatchers	Transport Workers Union (“TWU”)	August 2028	1%
Material Specialists	IBT	November 2030	<1%
Maintenance Controllers	IBT	December 2030	<1%
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
(d)    The Company’s collective bargaining agreement with its aircraft technicians, represented by IBT, was still amendable as of March 31, 2026. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $7 million for health care claims estimated to be incurred but not yet paid as of March 31, 2026 and December 31, 2025, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis for the periods indicated (in millions, except for share and per share data):

	Three Months Ended March 31,
	2026	2025
Basic:
Net income (loss) attributable to common stockholders	$(272)	$(43)
Weighted-average common shares outstanding, basic	229,416,506	226,990,750
Earnings (loss) per share, basic	$(1.18)	$(0.19)
Diluted:
Net income (loss) attributable to common stockholders	$(272)	$(43)
Weighted-average common shares outstanding, basic	229,416,506	226,990,750
Effect of dilutive potential common shares	—	—
Weighted-average common shares outstanding, diluted	229,416,506	226,990,750
Earnings (loss) per share, diluted	$(1.18)	$(0.19)
Due to the net loss for each of the three months ended March 31, 2026 and 2025, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Income Taxes
When a reliable estimate cannot be made, the Company computes the interim income tax provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company has calculated its effective tax rate using the discrete method for the three months ended March 31, 2026 and 2025.
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
The Company’s effective tax rate for the three months ended March 31, 2026 was a benefit of 3.2% on pre-tax loss, compared to an expense of 7.5% on pre-tax loss for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to the valuation allowance recorded for U.S. federal and state net operating losses. The Company’s effective tax rate for the three months ended March 31, 2025 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to the valuation allowance recorded for U.S. federal and state net operating losses as well as the non-deductibility of certain executive compensation and other employee benefits partially offset by net windfalls related to the vesting and exercise of the Company’s share-based awards.
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of March 31, 2026, it was more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, as of March 31, 2026, the Company had a valuation allowance of $119 million against its deferred tax assets for U.S. federal, state and foreign net operating loss carryforwards, which included increases in the Company’s valuation allowance of $49 million, $4 million and $1 million, respectively, recorded during the three months ended March 31, 2026.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits, and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of March 31, 2026 and December 31, 2025, the Company had $18 million and $17 million, respectively, of restricted cash as a component of cash and cash equivalents on the Company’s condensed consolidated balance sheets.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be a Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$298	$302	$348	$352
2025-1 EETCs	105	108	105	109
Unsecured debt:
Affinity card advance purchase of miles	119	115	101	100
PSP Promissory Notes	66	64	66	65
Total debt	$588	$589	$620	$626
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of March 31, 2026
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$772	$772	$—	$—

		Fair Value Measurements as of December 31, 2025
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$671	$671	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2025 and March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 18, 2026 (the “2025 Annual Report”).
Recent Developments
Macroeconomic Conditions. In February 2026, the Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not give the President the authority to impose tariffs and therefore any tariffs imposed by President Trump under the IEEPA were not authorized. Subsequently, the Trump Administration imposed a new 10% across-the-board surcharge on imports. Additionally, effective September 2025, the United States and European Union reached a trade agreement. The agreement, among other changes, included an exemption on tariffs for aircraft and aircraft parts. We continue to monitor the situation and the related impacts to our business.
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
Recent geopolitical tensions and military conflict in the Middle East, including developments involving Iran, have contributed to volatility in global energy markets. Higher crude oil prices can increase our jet fuel costs, which we experienced during the three months ended March 31, 2026. In addition, related instability may create supply chain challenges affecting aircraft parts and other operational inputs. Continued uncertainty or further escalation could pressure our operating costs and negatively affect our financial performance. We continue to monitor the situation and the related impacts to our business.
Labor. We are currently in negotiations with the unions which represent our pilots, flight attendants, and aircraft technicians regarding their next labor contracts. Please refer to “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” for additional information.
Legal/Regulatory. During 2025, we obtained a revised preliminary assessment in the amount of $133 million related to the applicability of federal excise tax to certain optional ancillary products and services. We established reserves for certain fees subject to the assessment where we believe a loss for this matter is probable and estimable and we are contesting the assessment.

We previously received an immaterial audit assessment from the U.S. Transportation Security Administration (the “TSA”) that covered the third quarter of 2016 through the fourth quarter of 2018 and related to the remittance of TSA fees where flight credits expired unused (the “2016-2018 Audit”). We appealed this assessment to the United States Tenth Circuit Court of Appeals. In addition, we are under audit by the TSA for the period from the fourth quarter of 2019 through the fourth quarter of 2022 (the “2019-2022 Audit”). In April 2026, we lost our appeal regarding the 2016-2018 Audit and received a preliminary assessment for the 2019-2022 Audit in the amount of $42 million, which mainly covered remittance of TSA fees where flight credits expired unused as well as for other passengers that purchased tickets and did not travel. As of March 31, 2026, we recorded an additional estimated liability of $77 million (the “TSA Reserve”), which is largely related to remittance of TSA fees for passengers that purchased tickets and did not travel and is included in other current liabilities and other long-term liabilities on our condensed consolidated balance sheets and in passenger revenues within our condensed consolidated statements of operations. We could be subject to further TSA audit examinations and resulting assessments.
Fleet. In March 2026, we entered into an agreement (the “Early Return Agreement”) to terminate the leases associated with 24 A320neo aircraft, expected to be completed by the second quarter of 2026. For the three months ended March 31, 2026, we recognized $139 million of operating expenses related to the Early Return Agreement, which includes one-time charges for lease return costs and costs related to the write-off of non-recoverable capitalized prepaid maintenance and accelerated depreciation of capitalized maintenance. Please refer to “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
Overview
The following table provides select financial and operational information for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,		Change
	2026	2025
Total operating revenues	$992	$912	9%
Total operating expenses	$1,275	$958	33%
Pre-tax income (loss)	$(281)	$(40)	603%
Adjusted pre-tax income (loss)	$(69)	$(40)	73%
Available seat miles (“ASMs”)	9,809	9,949	(1)%
Earnings (loss) per share, diluted	$(1.18)	$(0.19)	521%
Revenues
Total operating revenues for the three months ended March 31, 2026 totaled $992 million, an increase of 9% compared to the three months ended March 31, 2025. Revenue per available seat mile (“RASM”), increased by 10% driven by a 2% increase in total revenue per passenger as compared to the corresponding prior year period, alongside a 3.5-point increase in load factor. Capacity, as measured by ASMs, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, decreased by 1%.
Adjusted RASM, a non-GAAP measure, increased from $9.17 during the three months ended March 31, 2025 to $10.86 during the three months ended March 31, 2026. For the three months ended March 31, 2026, this excludes the impact of $73 million related to the TSA Reserve associated with prior periods. There were no adjustments for the three months ended March 31, 2025.
Operating Expenses
Total operating expenses during the three months ended March 31, 2026 increased to $1,275 million, resulting in a cost per available seat mile (“CASM”) of 13.00¢, an increase of 35%, as compared to the three months ended March 31, 2025. Fuel expense for the three months ended March 31, 2026 was $30 million higher than the corresponding prior year period. The 13% increase in fuel expense for the three months ended March 31, 2026 was primarily driven by the 13% increase in fuel cost per gallon.
Our non-fuel expenses increased by 40% during the three months ended March 31, 2026, as compared to the corresponding prior year period, driven primarily by expenses related to the Early Return Agreement, higher rent expense due to increased lease return costs and larger fleet, and higher employee costs. CASM (excluding fuel), a non-GAAP measure, increased 42% to 10.27¢, on a 1% decrease in capacity, for the three months ended March 31, 2026, as compared to the corresponding prior year period, due to the aforementioned drivers of increased non-fuel expenses.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 7.24¢ for the three months ended March 31, 2025 to 8.85¢ for the three months ended March 31, 2026. For the three months ended March 31, 2026, this excludes the impact of $139 million in expenses relating to the Early Return Agreement. There were no adjustments for the three months ended March 31, 2025.
Net Income (Loss)
We generated a net loss of $272 million during the three months ended March 31, 2026, compared to net loss of $43 million for the three months ended March 31, 2025. Considering the aforementioned non-GAAP adjustments and related $8 million of tax impacts, our adjusted net loss, a non-GAAP measure, was $68 million for the three months ended March 31, 2026. There were no non-GAAP adjustments for the three months ended March 31, 2025.
For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Results of Operations — “Reconciliation of GAAP to Non-GAAP Financial Data.”, “Reconciliation of Passenger Revenue to Adjusted Passenger Revenue”, and “Results of Operations — Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
Liquidity
As of March 31, 2026, our total available liquidity was $974 million, consisting of $754 million of unrestricted cash and cash equivalents and availability under our revolving line of credit (the “Revolving Loan Facility”).

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating Revenues

	Three Months Ended March 31,		Change
	2026	2025
Operating revenues ($ in millions):
Passenger	$952	$884	$68	8%
Other	40	28	12	43%
Total operating revenues	$992	$912	$80	9%

Operating statistics:
ASMs (millions)	9,809	9,949	(140)	(1)%
Revenue passenger miles (“RPMs”) (millions)	7,686	7,454	232	3%
Average stage length (miles)	899	925	(26)	(3)%
Load factor	78.4%	74.9%	3.5 pts	N/A
RASM (¢)	10.11	9.17	0.94	10%
Total ancillary revenue per passenger ($)	65.24	71.72	(6.48)	(9)%
Total revenue per passenger ($)	119.17	116.33	2.84	2%
Adjusted RASM (¢)(a)	10.86	9.17	1.69	18%
Adjusted total ancillary revenue per passenger ($)(a)	72.50	71.72	0.78	1%
Adjusted total revenue per passenger ($)(a)	127.95	116.33	11.62	10%
Passengers (thousands)	8,324	7,839	485	6%
__________________
(a)This metric is not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Total operating revenue increased $80 million, or 9%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Revenue was favorably impacted by the 10% increase in RASM, driven by a 2% increase in total revenue per passenger as compared to the corresponding prior year period, alongside a 3.5-point increase in load factor. Revenue was unfavorably impacted by $77 million related to the TSA Reserve during the three months ended March 31, 2026. In addition, capacity, as measured by ASMs, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, decreased by 1% primarily due to a 12% decrease in average daily aircraft utilization partially offset by the 14% increase in average aircraft in service.

Operating Expenses

	Three Months Ended March 31,		Change		Cost per ASM				Change
	2026	2025			2026		2025
Operating expenses ($ in millions):(a)
Aircraft fuel	$268	$238	$30	13%	2.73	¢	2.39	¢	14%
Salaries, wages and benefits	271	249	22	9%	2.76		2.50		10%
Aircraft rent	265	161	104	65%	2.70		1.62		67%
Station operations	192	180	12	7%	1.96		1.81		8%
Maintenance, materials and repairs	142	51	91	178%	1.45		0.51		184%
Sales and marketing	43	41	2	5%	0.44		0.41		7%
Depreciation and amortization	62	20	42	210%	0.63		0.20		215%
Other operating	32	18	14	78%	0.33		0.19		74%
Total operating expenses	$1,275	$958	$317	33%	13.00	¢	9.63	¢	35%

Operating statistics:
ASMs (millions)	9,809	9,949	(140)	(1)%
Average stage length (miles)	899	925	(26)	(3)%
Passengers (thousands)	8,324	7,839	485	6%
Departures	51,893	51,358	535	1%
CASM (excluding fuel) (¢)(b)	10.27	7.24	3.03	42%
Adjusted CASM (excluding fuel) (¢)(b)	8.85	7.24	1.61	22%
Fuel cost per gallon ($)	2.88	2.55	0.33	13%
Fuel gallons consumed (thousands)	92,962	93,212	(250)	—%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Aircraft Fuel. Aircraft fuel expense increased by $30 million, or 13%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was due to a 13% increase in fuel cost per gallon.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $22 million, or 9%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to higher crew costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $104 million, or 65%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to additional lease return expense, in part related to the Early Return Agreement, and a larger fleet.
Station Operations. Station operations expense increased by $12 million, or 7%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in airport cost sharing arrangements and a 6% increase in passengers.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $91 million, or 178%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily due to the write-off on non-recoverable prepaid maintenance balances related to the Early Return Agreement and the 14% increase in average aircraft in service, which resulted in higher aircraft repair and materials costs.

Sales and Marketing. Sales and marketing expense increased by $2 million, or 5%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in credit card fees, partially offset by a decrease in third-party distribution channel fees. The following table presents our distribution channel mix:

	Three Months Ended March 31,		Change
Distribution Channel	2026	2025
Our website, mobile app and other direct channels	69%	74%	(5)	pt
Third-party channels	31%	26%	5	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $42 million, or 210%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the accelerated depreciation on capitalized maintenance costs related to the Early Return Agreement and the increase in capitalized maintenance depreciation due to our growing fleet.
Other Operating Expense. Other operating expenses increased by $14 million, or 78%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily driven by the decrease in sale-leaseback gains, as a result of 7 aircraft inductions compared to 4 aircraft inductions and 2 engine inductions in the corresponding prior year period subject to sale-leaseback transactions, and an increase in travel costs.
Other Income (Expense). Other income decreased by $4 million, or 67%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to increased interest expense, driven by higher principal balances on our debt from the addition of the class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) and decreased interest income from lower interest rates on interest-bearing cash accounts.
Income Taxes. Our effective tax rate for the three months ended March 31, 2026 was a benefit of 3.2%, compared to an expense of 7.5% for the three months ended March 31, 2025, on pre-tax loss for each of the respective periods. The primary difference between the effective tax rate and the federal statutory rate for the three months ended March 31, 2026 was related to the increase in our valuation allowance relating to U.S. federal and state net operating loss. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Reconciliation of GAAP to Non-GAAP Financial Data

	Three Months Ended March 31,
	2026		2025
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
RASM		10.11		9.17
TSA Reserve(b)	73	0.75	—	—
Adjusted RASM (¢)(c)		10.86		9.17

CASM		13.00		9.63
Aircraft fuel	(268)	(2.73)	(238)	(2.39)
CASM (excluding fuel)(d)		10.27		7.24
Early Return Agreement(e)	(139)	(1.42)	—	—
Adjusted CASM (excluding fuel)(d)		8.85		7.24
Aircraft fuel	268	2.73	238	2.39
Adjusted CASM(f)		11.58		9.63
Net interest expense (income)	(2)	(0.02)	(6)	(0.07)
Adjusted CASM + net interest(g)		11.56		9.56

CASM		13.00		9.63
Net interest expense (income)	(2)	(0.02)	(6)	(0.07)
CASM + net interest(g)		12.98		9.56
__________________
(a)Revenue and cost per ASM figures may not recalculate due to rounding.
(b)We received a court ruling relating to the remittance of TSA fees for unused travel covering the 2016-2018 Audit that resulted in a $73 million charge, the TSA Reserve, that covers probable losses in prior years subject to audit that were recorded during the three months ended March 31, 2026. See “Notes to the Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” and “Reconciliation of Passenger Revenue to Adjusted Passenger Revenue” for additional information.
(c)Adjusted RASM is included as a supplemental disclosure because we believe it is a useful metric to properly compare our revenue performance to our peers, as RASM metrics are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe this metric is useful because it removes certain items that may not be indicative of our base operating performance or future results. Adjusted RASM is not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(d)CASM (excluding fuel) and Adjusted CASM (excluding fuel) are included as supplemental disclosures because we believe that excluding aircraft fuel is useful to investors as it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence. The price of fuel, over which we have limited control, impacts the comparability of period-to-period financial performance, and excluding the price of fuel allows management an additional tool to understand and analyze our non-fuel costs and core operating performance, and increases comparability with other airlines that also provide a similar metric. CASM (excluding fuel) and Adjusted CASM (excluding fuel) are not determined in accordance with GAAP and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
(e)We entered into the Early Return Agreement to early terminate the leases associated with 24 A320neo aircraft and as a result incurred non-recurring charges of $139 million in the first quarter of 2026. The $139 million includes $73 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs; $37 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance; $35 million of lease return costs recorded in aircraft rent and $(6) million of a reversal of previously accrued lease return costs. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
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
Reconciliation of Passenger Revenue to Adjusted Passenger Revenue

	Three Months Ended March 31,
	2026		2025
	($ in millions)	Per Passenger $	($ in millions)	Per Passenger $
Non-GAAP Revenue per Passenger:(a)(b)
Fare revenue:	449	53.93	350	44.61
TSA Reserve	13	1.52	—	—
Adjusted fare revenue:(c)	462	55.45	350	44.61

Non-fare passenger revenue:	503	60.45	534	68.15
TSA Reserve	60	7.26	—	—
Adjusted non-fare revenue:(c)	563	67.71	534	68.15

Other revenue:	40	4.79	28	3.57
TSA Reserve	—	—	—	—
Adjusted other revenue:(c)	40	4.79	28	3.57

Ancillary revenue:	543	65.24	562	71.72
TSA Reserve	60	7.26	—	—
Adjusted ancillary revenue:(c)	603	72.50	562	71.72

Total revenue:	992	119.17	912	116.33
TSA Reserve	73	8.78	—	—
Adjusted total revenue:(c)	1,065	127.95	912	116.33
__________________
(a)Revenue per passenger figures may not recalculate due to rounding.
(b)See “Reconciliation of GAAP to Non-GAAP Financial Data” above for discussion of adjusting items.
(c)Adjusted fare revenue, adjusted non-fare revenue, adjusted other revenue, adjusted ancillary and adjusted total revenue, and respective metrics per passenger, (collectively, “revenue per passenger”) are included as supplemental disclosures because we believe they are useful metrics to properly compare our revenue performance to our peers, as revenue per passenger metrics are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of our base operating performance or future results. These metrics are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended March 31,
	2026	2025
	(in millions)
Non-GAAP financial data (unaudited):
Adjusted pre-tax income (loss)(a)	$(69)	$(40)
Adjusted net income (loss)(a)	$(68)	$(43)
EBITDA(a)	$(221)	$(26)
EBITDAR(b)	$44	$135
Adjusted EBITDA(a)	$(46)	$(26)
Adjusted EBITDAR(b)	$190	$135
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
Adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; EBITDA, and adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements; and other companies in our industry may calculate adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. Because of these limitations, adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA should not be considered in isolation from or as a substitute for performance measures calculated in accordance with GAAP. In addition, because derivations of adjusted pre-tax income (loss), adjusted net income (loss), EBITDA and adjusted EBITDA are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of pre-tax income (loss), net income (loss) and EBITDA, including adjusted pre-tax income (loss), adjusted net income (loss) and adjusted EBITDA, as presented may not be directly comparable to similarly titled measures presented by other companies.
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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Adjusted net income (loss) reconciliation (unaudited):
Net income (loss)	$(272)	$(43)
Non-GAAP Adjustments(a):
TSA Reserve	73	—
Early return agreement	139	—
Pre-tax impact	212	—
Tax benefit (expense), related to non-GAAP adjustments	(8)	—
Net income (loss) impact	$204	$—

Adjusted net income (loss)	$(68)	$(43)

Adjusted pre-tax income (loss) reconciliation (unaudited):
Income (loss) before income taxes	$(281)	$(40)
Pre-tax impact	212	—
Adjusted pre-tax income (loss)	$(69)	$(40)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation (unaudited):
Net income (loss)	$(272)	$(43)
Plus (minus):
Interest expense	12	9
Capitalized interest	(8)	(8)
Interest income and other	(6)	(7)
Income tax expense (benefit)	(9)	3
Depreciation and amortization	62	20
EBITDA	(221)	(26)
Plus: Aircraft rent	265	161
EBITDAR	$44	$135

EBITDA	$(221)	$(26)
Plus (minus)(a)
TSA Reserve	73	—
Early Return Agreement(b)	102	—
Adjusted EBITDA	$(46)	$(26)
Plus: Aircraft rent	265	161
Minus: Early Return Agreement(c)	(29)	—
Adjusted EBITDAR	$190	$135
___________________
(a)See “Reconciliation of GAAP to Non-GAAP Financial Data” above for discussion of adjusting items.
(b)Represents lease termination costs and write-off of non-recoverable capitalized maintenance costs associated with the Early Return Agreement. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
(c)Represents lease termination costs related to aircraft rent associated with the Early Return Agreement. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2026 and 2025. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended March 31,			Change
	2026	2025
Operating statistics (unaudited)(a)
Available seat miles (“ASMs”) (millions)	9,809	9,949		(1)%
Departures	51,893	51,358		1%
Average stage length (miles)	899	925		(3)%
Block hours	136,148	136,736		—%
Average aircraft in service	178	156		14%
Aircraft – end of period	183	163		12%
Average daily aircraft utilization (hours)	8.5	9.7		(12)%
Passengers (thousands)	8,324	7,839		6%
Average seats per departure	210	208		1%
RPMs (millions)	7,686	7,454		3%
Load factor	78.4%	74.9%	3.5	pts
Fare revenue per passenger ($)	53.93	44.61		21%
Non-fare passenger revenue per passenger ($)	60.45	68.15		(11)%
Other revenue per passenger ($)	4.79	3.57		34%
Total ancillary revenue per passenger ($)	65.24	71.72		(9)%
Total revenue per passenger ($)	119.17	116.33		2%
Total revenue per available seat mile (“RASM”) (¢)	10.11	9.17		10%
RASM, stage-length adjusted to 1,000 miles (¢) (c)	9.59	8.81		9%
Adjusted fare revenue per passenger ($)(b)	55.45	44.61		24%
Adjusted non-fare passenger revenue per passenger ($)(b)	67.71	68.15		(1)%
Adjusted other revenue per passenger ($)(b)	4.79	3.57		34%
Adjusted total ancillary revenue per passenger ($)(b)	72.50	71.72		1%
Adjusted total revenue per passenger ($)(b)	127.95	116.33		10%
Adjusted RASM (¢)(b)	10.86	9.17		18%
Adjusted RASM, stage-length adjusted to 1,000 miles (¢)(b)(c)	10.29	8.81		17%
Cost per available seat mile (“CASM”) (¢)	13.00	9.63		35%
CASM (excluding fuel) (¢)(b)	10.27	7.24		42%
CASM + net interest (¢)(b)	12.98	9.56		36%
Adjusted CASM (¢)(b)	11.58	9.63		20%
Adjusted CASM (excluding fuel) (¢)(b)	8.85	7.24		22%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢)(b)(c)	8.39	6.96		21%
Adjusted CASM + net interest (¢)(b)	11.56	9.56		21%
Adjusted CASM + net interest, stage-length adjusted to 1,000 miles (¢)(b)(c)	10.96	9.20		19%
Fuel cost per gallon ($)	2.88	2.55		13%
Fuel gallons consumed (thousands)	92,962	93,212		—%
Full-time equivalent employees	8,198	7,906		4%

_______________
(a)Figures may not recalculate due to rounding. See “Glossary of Airline Terms” for definitions of terms used in this table.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to corresponding GAAP measures, see “Results of Operations—Reconciliation of GAAP to Non-GAAP Financial Data.”
(c)Stage-Length Adjusted (SLA) to 1,000 miles: Applicable Operating Statistic * Square root (stage length / 1,000).
Liquidity and Capital Resources
Overview
As of March 31, 2026, our total available liquidity was $974 million, consisting of $754 million of unrestricted cash and cash equivalents and $220 million of funds available to be drawn under our undrawn Revolving Loan Facility. We had $583 million of total debt, net, of which $240 million is short-term and consists primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net is comprised of $298 million outstanding under our Pre-delivery Credit Facilities, $119 million outstanding under our pre-purchased miles facility with Barclays Bank Delaware (“Barclays”), $105 million of 2025-1 EETCs and $66 million in 10-year notes (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”), partially offset by $5 million in deferred debt acquisition costs.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, we issued warrants (the “Warrants”) to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. In June 2024, the Treasury sold all such Warrants to a financial institution. During the three months ended March 31, 2026, 103,208 warrants expired and no warrants were exercised. As of March 31, 2026, warrants to purchase 134,066 shares of FGHI common stock were outstanding and set to expire by June 2026.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	March 31, 2026	December 31, 2025
	($ in millions)
Cash and cash equivalents	$772	$671
Total current assets, excluding cash and cash equivalents	$326	$287
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$1,205	$1,023
Current maturities of long-term debt, net	$240	$301
Long-term debt, net	$343	$313
Stockholders’ equity	$222	$491
Debt to capital ratio	72%	56%
Debt to capital ratio, including operating lease obligations	96%	92%
Use of Cash and Future Obligations
We expect to meet our cash requirements for the next twelve months through use of our available cash and cash equivalents, our Pre-delivery Credit Facilities, cash flows from operating activities and sale-leaseback financing. We expect to meet our long-term cash requirements with cash flows from operating and financing activities, including, but not limited to, potential future borrowings under the Pre-delivery Credit Facilities, our undrawn Revolving Loan Facility and/or potential issuances of debt or equity. The Revolving Loan Facility also permits us to enter into additional indebtedness secured by our loyalty program and brand-related assets, to the extent such indebtedness is pari passu to that of the Revolving Loan Facility. Our primary uses of cash are for working capital, aircraft PDPs, debt repayments, and capital expenditures.
Our single largest capital commitment relates to the acquisition of aircraft. As of March 31, 2026, we operated a total of 183 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of March 31, 2026, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $326 million, had $298 million outstanding. As of March 31, 2026, we had $383 million of PDPs held by Airbus which have been partially financed by our Pre-delivery Credit Facilities.
As of March 31, 2026, we had a firm obligation to purchase 161 A320neo family aircraft and 20 additional spare engines to be delivered by 2033. Of our aircraft commitments, 23 had committed operating leases for deliveries occurring between 2026 and 2029. We intend to evaluate financing options for the remaining aircraft.
The following table summarizes current and long-term material cash requirements as of March 31, 2026, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations(a)	$208	$64	$63	$118	$42	$93	$588
Interest commitments(b)	26	22	17	12	7	6	90
Operating lease obligations(c)	577	748	738	691	629	2,884	6,267
Flight equipment purchase obligations(d)	1,025	409	1,221	1,043	1,554	5,499	10,751
Total	$1,836	$1,243	$2,039	$1,864	$2,232	$8,482	$17,696
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of March 31, 2026, our affinity card unsecured debt due through 2029, the PSP Promissory Notes through 2031, and our class A-1 enhanced equipment certificate through 2032. See “Notes to Condensed Consolidated Financial Statements — 5. Debt.”
(b)Represents interest and commitment fees on debt obligations and our undrawn Revolving Loan Facility.
(c)Represents gross cash payments related to our operating fixed lease obligations that are not subject to discount as compared to the obligations measured on our condensed consolidated balance sheets. Also includes lease return obligations related to the Early Return Agreement. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases.”
(d)Represents purchase commitments for aircraft and engines. See “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies.”

Cash Flows
The following table presents information regarding our cash flows in the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$40	$(86)
Net cash provided by (used in) investing activities	33	(29)
Net cash provided by financing activities	28	61
Net increase (decrease) in cash, cash equivalents and restricted cash	101	(54)
Cash, cash equivalents and restricted cash at beginning of period	671	740
Cash, cash equivalents and restricted cash at end of period	$772	$686
Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities totaled $40 million, which was driven by $78 million of non-cash adjustments and $234 million of inflows from changes in operating assets and liabilities, partially offset by a $272 million net loss.
The $234 million of inflows from changes in operating assets and liabilities included:
•$256 million in increases in other liabilities primarily driven by the TSA Reserve, cash received for supplier incentives, increased leased aircraft return accruals related to the Early Return Agreement, and increases to other operational related accruals;
•$107 million in increases in our air traffic liability primarily driven by increased bookings on higher average fares and volume; and
•$5 million in increases in accounts payable; partially offset by
•$82 million in increases in other long-term assets primarily driven by increases in capitalized maintenance and prepaid maintenance;
•$33 million in increases in accounts receivable; and
•$19 million in increases in supplies and other current assets.
Our net loss of $272 million was also adjusted by the following non-cash items to arrive at cash provided by operating activities:
•$104 million in adjustments for the Early Return Agreement primarily related to non-cash impacts from non-recoverable capitalized prepaid maintenance and accelerated depreciation;
•$25 million in depreciation and amortization; and
•$5 million in stock-based compensation expense; partially offset by
•$47 million in gains recognized on sale-leaseback transactions and;
•$9 million in deferred income tax expense.

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
Investing Activities
During the three months ended March 31, 2026, net cash provided by investing activities totaled $33 million, driven by:
•$45 million in net inflows for PDP activity; partially offset by
•$12 million in cash outflows for capital expenditures.
During the three months ended March 31, 2025, net cash used in investing activities totaled $29 million, driven by:
•$18 million in cash outflows for capital expenditures; and
•$11 million in net outflows for PDP activity.
Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $28 million, driven by:
•$62 million in net proceeds received from sale-leaseback transactions;
•$51 million in cash proceeds from debt issuances, consisting of $33 million drawn on our Pre-delivery Credit Facilities and $18 million in draws on our Barclays facility; partially offset by
•$83 million in cash outflows from principal repayments on debt related to our Pre-delivery Credit Facilities; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.

During the three months ended March 31, 2025, net cash provided by financing activities was $61 million, primarily driven by:
•$52 million in net proceeds received from sale-leaseback transactions;
•$33 million in cash proceeds from debt issuances, consisting of $32 million of net borrowings on our Pre-delivery Credit Facilities, and $1 million in draws on our Barclays facility;
•$6 million in proceeds from the exercise of stock options; partially offset by
•$28 million in cash outflows from principal repayments on the Pre-delivery Credit Facilities; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.
As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2026. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2025 Annual Report.
Recently Adopted Accounting Pronouncements
See “Notes to Consolidated Financial Statements —1. Summary of Significant Accounting Policies” included in Part II, Item 8 of our 2025 Annual Report for a discussion of recent accounting pronouncements.

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
“Adjusted RASM” is a non-GAAP measure and means total revenues, excluding special items, divided by ASMs. For a discussion of such special items and a reconciliation of RASM to adjusted RASM, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
“Air traffic liability” means the value of tickets, unearned membership fees, customer rights to book future travel and other related fees sold in advance of travel.
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
“DOT” means the U.S. Department of Transportation.
“Fare revenue” consists of base fares for air travel, including miles redeemed under our frequent flyer program, unused and expired passenger credits, and revenue derived from charter flights.
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
“TSA” means the U.S. Transportation Security Administration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, in our 2025 Annual Report, other than as described below with respect to aircraft fuel as a result of recent geopolitical tensions which have contributed to volatility in the global energy markets. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 21% and 25% of total operating expenses for the three months ended March 31, 2026 and 2025, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption during the three months ended March 31, 2026, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $27 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our 2025 Annual Report. Investors are urged to review all such risk factors carefully.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the first quarter of 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

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

10.1(a) †^
First Amended and Restated Credit Agreement, dated March 11, 2026, by and among Vertical Horizons JSA Limited, as borrower, JSA International U.S. Holdings, LLC, as lender and administrative agent, and Bank of Utah, not in its individual capacity but solely as security trustee.
						X

10.1(b) †^
Amendment No. 1 to Eleventh Amended and Restated Credit Agreement, dated as of March 11, 2026, by and among Vertical Horizons, Ltd., as borrower, each lender identified on Schedule I thereto, and Bank of Utah, not in its individual capacity but solely as security trustee.
						X

10.1(c) †^
Amendment to Step-In Agreement, dated as of March 11, 2026, by and among Vertical Horizons, Ltd., as buyer, Bank of Utah, not in its individual capacity but solely as security trustee, and Airbus S.A.S.
						X

10.1(d) †^
Amendment to Step-In Agreement, dated as of March 11, 2026, by and between Frontier Group Holdings, Inc., as guarantor, Frontier Airlines, Inc., as original buyer, Vertical Horizons JSA Limited, as buyer, JSA International U.S. Holdings, LLC, as financier, and Airbus S.A.S.
						X

10.2 †	Amendment No. 20 to Airbus A320 Family Aircraft Purchase Agreement, dated as of March 11, 2026, by and between Airbus S.A.S. and Frontier Airlines, Inc.					X

10.3(a) †^
Amendment No. 2 to Master Services Agreement, dated February 26, 2026, by and among Frontier Airlines Holdings, Inc., on behalf of itself and Frontier Airlines, Inc., U.S. Bank National Association, acting through its Canadian Branch, Elavon Company Canada, and Evalon Inc.
						X

10.3(b) †^	Amendment No. 5 to Rate per Flight Hour Agreement, dated as of March 11, 2026, by and between CFM International, Inc. and Frontier Airlines, Inc.					X

10.4(a) #	Non-Employee Director Compensation Program, as amended on February 5, 2026 and to be effective as of May 14, 2026.					X

10.4(b) #	Second Amendment to the Amended and Restated Employment Agreement, dated as of January 7, 2026, by and between Frontier Airlines, Inc. and James G. Dempsey.					X

10.4(c) #	Separation Agreement, dated January 1, 2026, by and between Frontier Airlines, Inc. and Barry L. Biffle.					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

FRONTIER GROUP HOLDINGS, INC.

Date: May 5, 2026	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)