Form 10-Q
period 2026-06-30
Frontier Group Holdings, Inc.
filed 2026-07-29
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 230,215,771 shares of common stock, $0.001 par value per share, outstanding as of July 24, 2026.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$955	$671
Accounts receivable, net	147	85
Supplies, net	91	90
Other current assets	113	112
Total current assets	1,306	958
Property and equipment, net	474	510
Operating lease right-of-use assets	4,694	4,806
Pre-delivery deposits for flight equipment	322	428
Intangible assets, net	27	27
Other assets	420	491
Total assets	$7,243	$7,220
Liabilities and stockholders’ equity
Accounts payable	$95	$130
Air traffic liability	512	352
Frequent flyer liability	29	16
Current maturities of long-term debt, net	206	301
Current maturities of operating leases	752	779
Other current liabilities	645	525
Total current liabilities	2,239	2,103
Long-term debt, net	300	313
Long-term operating leases	3,984	4,070
Long-term frequent flyer liability	77	44
Other long-term liabilities	507	199
Total liabilities	7,107	6,729
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 230,198,520 and 229,010,827 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	444	437
Retained earnings (accumulated deficit)	(303)	59
Accumulated other comprehensive income (loss)	(5)	(5)
Total stockholders’ equity	136	491
Total liabilities and stockholders’ equity	$7,243	$7,220
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Passenger	$1,235	$898	$2,187	$1,782
Other	44	31	84	59
Total operating revenues	1,279	929	2,271	1,841
Operating expenses:
Aircraft fuel	436	230	704	468
Salaries, wages and benefits	266	254	537	503
Aircraft rent	266	194	531	355
Station operations	197	178	389	358
Maintenance, materials and repairs	64	47	206	98
Sales and marketing	48	39	91	80
Depreciation and amortization	56	21	118	41
Other operating	43	41	75	59
Total operating expenses	1,376	1,004	2,651	1,962
Operating income (loss)	(97)	(75)	(380)	(121)
Other income (expense):
Interest expense	(10)	(10)	(22)	(19)
Capitalized interest	6	8	14	16
Interest income and other	7	7	13	14
Total other income (expense)	3	5	5	11
Income (loss) before income taxes	(94)	(70)	(375)	(110)
Income tax expense (benefit)	(4)	—	(13)	3
Net income (loss)	$(90)	$(70)	$(362)	$(113)
Earnings (loss) per share:
Basic	$(0.39)	$(0.31)	$(1.58)	$(0.50)
Diluted	$(0.39)	$(0.31)	$(1.58)	$(0.50)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(90)	$(70)	$(362)	$(113)
Amortization from cash flow hedges, net of adjustment for deferred tax benefit (expense) of less than $1 for each of the three and six months ended June 30, 2026 and 2025	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(90)	$(70)	$(362)	$(113)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(362)	$(113)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Deferred income taxes	(12)	3
Depreciation and amortization	55	41
Gains recognized on sale-leaseback transactions	(94)	(90)
Stock-based compensation	9	11
Early Return Agreement charges	130	—
Changes in operating assets and liabilities:
Accounts receivable, net	(62)	(25)
Supplies and other current assets	(4)	8
Other long-term assets	(114)	(103)
Accounts payable	(18)	51
Air traffic liability	160	30
Other liabilities	503	(32)
Cash provided by (used in) operating activities	191	(219)
Cash flows from investing activities:
Capital expenditures	(25)	(51)
Pre-delivery deposits for flight equipment, net of refunds	106	(62)
Other	(1)	—
Cash provided by (used in) investing activities	80	(113)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	56	101
Principal repayments on debt	(165)	(43)
Proceeds from sale-leaseback transactions	124	93
Proceeds from the exercise of stock options	—	6
Tax withholdings on share-based awards	(2)	(2)
Cash provided by financing activities	13	155
Net increase (decrease) in cash, cash equivalents and restricted cash	284	(177)
Cash, cash equivalents and restricted cash, beginning of period	671	740
Cash, cash equivalents and restricted cash, end of period	$955	$563
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2024	225,440,496	$—	$414	$196	$(6)	$604
Net income (loss)	—	—	—	(43)	—	(43)
Shares issued in connection with vesting of restricted stock units	732,422	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(224,187)	—	(2)	—	—	(2)
Shares issued in connection with warrant exercises, net	248,893	—	—	—	—	—
Stock option exercises	1,542,583	—	6	—	—	6
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2025	227,740,207	$—	$423	$153	$(6)	$570
Net income (loss)	—	—	—	(70)	—	(70)
Shares issued in connection with vesting of restricted stock units	424,649	—	—	—	—	—
Shares withheld to cover employee taxes on vested restricted stock units	(50,258)	—	—	—	—	—
Stock option exercises	19,950	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	6
Balance at June 30, 2025	228,134,548	$—	$429	$83	$(6)	$506

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2025	229,010,827	$—	$437	$59	$(5)	$491
Net income (loss)	—	—	—	(272)	—	(272)
Shares issued in connection with vesting of performance and restricted stock units	1,124,982	—	—	—	—	—
Shares withheld to cover employee taxes on vested performance and restricted stock units	(403,685)	—	(2)	—	—	(2)
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2026	229,732,124	$—	$440	$(213)	$(5)	$222
Net income (loss)	—	—	—	(90)	—	(90)
Shares issued in connection with vesting of performance and restricted stock units	521,733	—	—	—	—	—
Shares withheld to cover employee taxes on vested performance and restricted stock units	(55,337)	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at June 30, 2026	230,198,520	$—	$444	$(303)	$(5)	$136

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
The Company is managed as a single business unit that provides air transportation for passengers and management has concluded there is only one reportable segment. The Company has identified net income (loss) as the primary measurement of the segment’s profit or loss. Please see the Company’s “Condensed Consolidated Statements of Operations” for net income (loss), as well as other significant revenue and expense components of profit or loss, for the three and six months ended June 30, 2026 and 2025. The Company has identified total assets as the primary measurement of the segment’s assets. Please see the Company’s “Condensed Consolidated Balance Sheets” for total assets as of June 30, 2026 and December 31, 2025.
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
2. Revenue Recognition
As of June 30, 2026 and December 31, 2025, the Company’s air traffic liability balance was $512 million and $361 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2026, 88% of the air traffic liability as of December 31, 2025 was recognized as passenger revenue within the Company’s condensed consolidated

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

statements of operations. Of the air traffic liability balances as of June 30, 2026 and December 31, 2025, $83 million and $75 million, respectively, was related to unearned membership fees.
During the three months ended June 30, 2026, the Company received $175 million of prepaid loyalty program consideration. The upfront payment is included within frequent flyer liabilities, other current and long-term liabilities on the Company’s condensed consolidated balance sheets and will be recognized over the duration of the program in passenger and other revenues based on the nature of the separate performance obligations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Passenger revenues:
Fare	$613	$348	$1,062	$698
Non-fare passenger revenues:
Service fees	266	252	436	486
Baggage	234	186	449	391
Seat selection	88	81	171	150
Other	34	31	69	57
Total non-fare passenger revenue	622	550	1,125	1,084
Total passenger revenues	1,235	898	2,187	1,782
Other revenues	44	31	84	59
Total operating revenues	$1,279	$929	$2,271	$1,841
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic	$1,219	$874	$2,163	$1,742
Latin America	60	55	108	99
Total operating revenues	$1,279	$929	$2,271	$1,841
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Other Current Assets
Other current assets consist of the following (in millions):

	June 30, 2026	December 31, 2025
Supplier incentives	$48	$69
Prepaid expenses	35	26
Forgivable loans	5	11
Income tax and other taxes receivable	7	4
Other	18	2
Total other current assets	$113	$112
4. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	June 30, 2026	December 31, 2025
Passenger and other taxes and fees payable	$201	$148
Salaries, wages and benefits	126	143
Station obligations	102	78
Aircraft maintenance	114	65
Fuel liabilities	28	36
Leased aircraft return costs	14	7
Other current liabilities	60	48
Total other current liabilities	$645	$525
5. Debt
The Company’s debt obligations are as follows (in millions):

	June 30, 2026	December 31, 2025
Secured debt:
Pre-delivery Credit Facilities(a)	$226	$348
Revolving Loan Facility(b)	—	—
2025-1 EETCs(c)	100	105
Unsecured debt:
Affinity card advance purchase of miles(d)	119	101
PSP Promissory Notes(e)	66	66
Total debt	511	620
Less: current maturities of long-term debt, net	(206)	(301)
Less: total debt acquisition costs and other discounts, net	(5)	(6)
Long-term debt, net	$300	$313
__________________
(a)The Company has multiple pre-delivery credit facilities which consist of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, all as defined below (together, the “Pre-delivery Credit Facilities”). The Pre-delivery Credit Facilities are for the financing of pre-delivery deposit payments (“PDPs”) for the Company’s A320neo family aircraft purchase agreement. Each facility is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total commitments (drawn or undrawn) under the Pre-delivery Credit Facilities are $299 million. See Note 8 for the Company’s commitment schedule regarding its A320neo family orderbook.

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
In September 2024, the Company entered into another PDP facility (the “Third PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Second PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Second PDP Financing Facility. The Third PDP Financing Facility requires commitment fees to be paid, on a quarterly basis, on each individual aircraft delivery once PDP funding begins, based on the reference amount for that aircraft at a fixed annual rate of the two-year U.S. Treasury Rate plus an applicable margin. The facility consists of separate loans for each PDP aircraft. Each separate loan matures upon the delivery of that aircraft to the Company. The Third PDP Financing Facility will be repaid periodically according to the preceding sentence, with the facility maturing in July 2026.
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
(c)In November 2025, the Company issued class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) through a pass-through trust in a private placement. The pass-through trust holds series A-1 equipment notes with a coupon rate of 6.75% and final payment due in October 2032, that are issued by the Company and guaranteed by Frontier Airlines Holdings, Inc. and Frontier Group Holdings, Inc. The equipment notes are secured by liens on substantially all of the Company’s spare parts and tooling. Principal and interest on the issued and outstanding certificates is payable semiannually in April and October of each year, and commenced in April 2026.
(d)The Company entered into an agreement with Barclays Bank Delaware (“Barclays”) in 2003, as amended from time to time, which provides for joint marketing, grants certain benefits to co-branded credit cardholders (“Cardholders”) and allows Barclays to market using the Company’s customer database. In June 2026, the term of the agreement was extended from 2029 to 2037. Cardholders earn miles under the FRONTIER Miles program, and the Company sells miles at agreed-upon rates to Barclays and earns fees from Barclays for the acquisition, retention and use of the co-branded credit card by Cardholders. In addition, Barclays will pre-purchase miles if the Company so requests and meets certain conditions precedent. The pre-purchased miles facility amount available to the Company is to be reset on January 15 and July 15 of each calendar year through 2036, based on the aggregate amount of fees payable by Barclays to the Company on a calendar year basis and subject to certain other conditions, up to an aggregate maximum facility amount of $375 million. The Company pays interest on a monthly basis, which is based on a one-month Effective Federal Funds Rate (“EFFR”) plus a margin. Beginning June 30, 2036, the facility is scheduled to be repaid in 12 equal monthly installments.
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
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. During the six months ended June 30, 2025, 1,244,608 warrants were exercised. The Company settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. During the six months ended June 30, 2026, 237,274 warrants expired and as of June 30, 2026, no warrants remain outstanding.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash payments for interest related to debt were $21 million and $18 million for the six months ended June 30, 2026 and 2025, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s restricted cash and, as of June 30, 2026 and December 31, 2025, the Company did not have any outstanding letters of credit that were drawn upon.
As of June 30, 2026, future maturities of debt were payable as follows (in millions):

Total
Remainder of 2026	$111
2027	102
2028	36
2029	9
2030	42
Thereafter	211
Total debt principal payments	$511
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of June 30, 2026, the Company was in compliance with all of its covenants.
6. Operating Leases
Early Return Agreement
In March 2026, the Company entered into an agreement (the “Early Return Agreement”) to early terminate the leases associated with 24 A320neo aircraft, which represented a lease modification. The costs associated with the Early Return Agreement include non-recurring non-cash charges during the six months ended June 30, 2026 comprised of: $73 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs within the Company’s condensed consolidated statement of operations, $63 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization within the Company’s condensed consolidated statement of operations and $(6) million of benefit related to the reversal of previously accrued fixed lease return costs. Additionally, during the six months ended June 30, 2026, the Company recorded $79 million of charges in connection with the return condition of aircraft and engines in aircraft rent within the Company’s condensed consolidated statement of operations which will largely be settled in fiscal years 2028 and 2029. During the three months ended June 30, 2026, the Company recorded $44 million of charges in connection with the return condition of aircraft and engines in aircraft rent and $26 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization, respectively, within the Company’s condensed consolidated statement of operations.
Aircraft
As of June 30, 2026, the Company leased 165 aircraft with remaining terms ranging from 1 year to 12 years, all of which are under operating leases and are included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of June 30, 2026, the Company leased 61 spare engines, all of which are under operating leases, with the remaining terms ranging from 1 month to 12 years. As of June 30, 2026, the lease rates for 17 of the engines depended on usage-based metrics which are variable and, as such, these leases were not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three and six months ended June 30, 2026 and 2025, the Company completed sale-leaseback transactions with third-party lessors for 6, 13, 3 and 7 new Airbus A320neo family aircraft, respectively. Additionally, during the six months ended June 30, 2025, the Company completed two sale-leaseback transactions with third-party lessors for engines. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized gains on sale-leaseback transactions of $47 million, $94 million, $34 million, and $90 million during the three and six months ended June 30, 2026 and 2025, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and six months ended June 30, 2026 and 2025, aircraft rent expense was $266 million, $531 million, $194 million and $355 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of probable lease return condition obligations. The portion of supplemental rent expense (benefit) related to probable lease return condition obligations was $63 million, $121 million, $15 million, and $3 million for the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company’s total leased aircraft and spare engine return cost liability was $135 million and $19 million, respectively, which are reflected in other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.
During the six months ended June 30, 2025, the Company amended certain aircraft operating leases that were slated to expire in 2026 and 2027 in order to extend the term of the lease, and recorded a benefit of $20 million to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. These costs were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of the terms of these aircraft operating leases, such variable return costs are no longer probable of occurring.
Airport Facilities
The Company’s facility leases are primarily for space at approximately 90 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of June 30, 2026, the remaining lease terms vary from 1 month to 13 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and liabilities. The remaining lease terms range from 1 month to 9 years as of June 30, 2026.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost(a)	$243	$181	$481	$362
Variable lease cost(a)	134	122	251	226
Total lease costs	$377	$303	$732	$588
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and six months ended June 30, 2026 and 2025, the Company acquired, through new or modified operating leases, operating lease assets totaling $259 million, $631 million, $130 million and $558 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2026, in connection with the Early Return Agreement, the Company reduced operating lease right-of-use assets and liabilities due to the lease modification remeasurement totaling $419 million and $425 million, respectively. During the three and six months ended June 30, 2026 and 2025, the Company paid cash of $205 million, $411 million, $180 million, and $356 million, respectively, for amounts included in the measurement of lease liabilities.
7. Stock-Based Compensation
During the three and six months ended June 30, 2026 and 2025, the Company recognized $4 million, $9 million, $6 million, and $11 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options
There were no stock options granted during the six months ended June 30, 2026. During the six months ended June 30, 2026, no vested stock options were exercised. As of June 30, 2026, the weighted-average exercise price of outstanding stock options was $9.49 per share.
Restricted Stock Units
During the six months ended June 30, 2026, 2,881,427 restricted stock units were issued with a weighted-average grant date fair value of $5.40 per share. During the six months ended June 30, 2026, 1,605,089 restricted stock units vested, of which 447,779 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $7.15 and $8.45 per share, respectively.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Stock Units
During the six months ended June 30, 2026, 1,063,239 performance stock units (“PSUs”) were issued, of which 550,886 PSUs were issued with a non-market-based performance condition and a weighted-average grant date fair value of $5.65 per share, and the remaining 512,353 PSUs were issued with a market-based condition and a weighted-average grant date fair value of $9.49 per share. During the six months ended June 30, 2026, 41,626 PSUs vested, of which 11,243 PSUs were withheld to cover employees’ tax withholding obligations, each with a weighted-average grant date fair value of $11.50 per share.
Stockholders’ Equity
As of June 30, 2026 and December 31, 2025, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.
8. Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2026, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2026	1	8	9	1
2027	—	8	8	3
2028	9	11	20	2
2029	—	15	15	5
2030	—	22	22	7
Thereafter	3	78	81	2
Total	13	142	155	20
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of June 30, 2026, the Company continues to experience delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft and engine purchase agreements that provide for, among other things, varying purchase incentives. These purchase incentives are allocated proportionally by aircraft or engine type over the remaining aircraft or engines to be delivered so that each aircraft’s or engine’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft or engines with lower cash payments than their associated capitalized cost. As of June 30, 2026 and December 31, 2025, the Company had $61 million and $81 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company had $49 million and $52 million, respectively, of deferred purchase incentives recognized within other long-term liabilities on the Company’s condensed consolidated balance sheets.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2026, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2026	$554
2027	533
2028	1,224
2029	1,044
2030	1,555
Thereafter	5,504
Total	$10,414
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
The Company previously received an immaterial audit assessment from the U.S. Transportation Security Administration (the “TSA”) that covered the third quarter of 2016 through the fourth quarter of 2018 and related to the remittance of TSA fees where flight credits expired unused (the “2016-2018 Audit”). The Company appealed this assessment to the United States Tenth Circuit Court of Appeals. In addition, the Company is under audit by the TSA for the period from the fourth quarter of 2019 through the fourth quarter of 2022 (the “2019-2022 Audit”). In April 2026, the Company lost its appeal regarding the 2016-2018 Audit and received a preliminary assessment for the 2019-2022 Audit in the amount of $42 million, which mainly covered remittance of TSA fees where flight credits expired unused as well as for other passengers that purchased tickets and did not travel. During the three months ended March 31, 2026, the Company recorded an additional estimated liability of $77 million, which was largely related to remittance of TSA fees for passengers that purchased tickets and did not travel and is included in other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets and in passenger revenues within the Company’s condensed consolidated statements of operations. The Company could be subject to further TSA audit examinations and resulting assessments.
The Company regularly evaluates the status of such matters to assess whether a loss is probable and reasonably estimable in determining whether an accrual is appropriate. Further, in determining whether disclosure is appropriate, the Company evaluates if the matter has been asserted as well as if there is at least a reasonable possibility that a loss or additional losses may have been incurred and whether an estimate of possible loss or range of loss can be made.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 88% of all employees as of June 30, 2026. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of June 30, 2026:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	June 30, 2026
Pilots	Air Line Pilots Association (“ALPA”)	January 2024(b)	27%
Flight Attendants	Association of Flight Attendants (“AFA-CWA”)	May 2024(c)	53%
Aircraft Technicians	International Brotherhood of Teamsters (“IBT”)	May 2025(d)	6%
Aircraft Appearance Agents	IBT	July 2030	1%
Dispatchers	Transport Workers Union (“TWU”)	August 2028	1%
Material Specialists	IBT	November 2030	<1%
Maintenance Controllers	IBT	December 2030	<1%
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
(d)    The Company’s collective bargaining agreement with its aircraft technicians, represented by IBT, was still amendable as of June 30, 2026. Pursuant to the RLA, the parties continue to be bound by the existing agreements as negotiations continue.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $7 million for health care claims estimated to be incurred but not yet paid as of both June 30, 2026 and December 31, 2025, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis for the periods indicated (in millions, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$(90)	$(70)	$(362)	$(113)
Weighted-average common shares outstanding, basic	229,978,266	227,941,534	229,698,938	227,307,480
Earnings (loss) per share, basic	$(0.39)	$(0.31)	$(1.58)	$(0.50)
Diluted:
Net income (loss)	$(90)	$(70)	$(362)	$(113)

Weighted-average common shares outstanding, basic	229,978,266	227,941,534	229,698,938	227,307,480
Effect of dilutive potential common shares	—	—	—	—
Weighted-average common shares outstanding, diluted	229,978,266	227,941,534	229,698,938	227,307,480

Earnings (loss) per share, diluted	$(0.39)	$(0.31)	$(1.58)	$(0.50)
Due to the net loss for each of the three and six months ended June 30, 2026 and 2025, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Income Taxes
When a reliable estimate cannot be made, the Company computes the interim income tax provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company has calculated its effective tax rate using the discrete method for the three and six months ended June 30, 2026 and 2025.
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
The Company’s effective tax rate for the three and six months ended June 30, 2026 was a benefit of 4.3% and 3.5%, respectively, on pre-tax losses, compared to an expense of 0% and 2.7%, respectively, on pre-tax losses for the three and six months ended June 30, 2025. The effective tax rate for the three and six months ended June 30, 2026 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to the valuation allowance recorded for U.S. federal and state net operating losses. The Company’s effective tax rate for the three and six months ended June 30, 2025 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to the valuation allowance recorded for U.S. federal and state net operating losses.
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of June 30, 2026, it was more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, as of June 30, 2026, the Company had a valuation allowance of $138 million against its deferred tax assets for U.S. federal, state and foreign net operating loss carryforwards. During the three months ended June 30, 2026, the Company recorded a valuation allowance for U.S. federal, state and foreign net operating loss carryforwards of $16 million, $2 million, and $1 million, respectively. During the six months ended June 30, 2026, the Company recorded a valuation allowance for U.S. federal, state and foreign net operating loss carryforwards of $65 million, $6 million, and $2 million, respectively.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits, and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of June 30, 2026 and December 31, 2025, the Company had $19 million and $17 million, respectively, of restricted cash as a component of cash and cash equivalents on the Company’s condensed consolidated balance sheets.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be a Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$226	$229	$348	$352
2025-1 EETCs	100	103	105	109
Unsecured debt:
Affinity card advance purchase of miles	119	110	101	100
PSP Promissory Notes	66	66	66	65
Total debt	$511	$508	$620	$626
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of June 30, 2026
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$955	$955	$—	$—

		Fair Value Measurements as of December 31, 2025
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$671	$671	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2025 and June 30, 2026.

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
Recent Developments
Macroeconomic Conditions. Recent geopolitical tensions and military conflict in the Middle East, including developments involving Iran, have contributed to volatility in global energy markets. Higher crude oil prices can increase our jet fuel costs, which we experienced during the three and six months ended June 30, 2026. In addition, related instability may create supply chain challenges affecting aircraft parts and other operational inputs. Continued uncertainty or further escalation could pressure our operating costs and negatively affect our financial performance. We continue to monitor the situation and the related impacts to our business.
Financing. In June 2026, we amended our Credit Card Affinity Agreement with Barclays Bank Delaware (“Barclays”) to extend the term of both the co-branded credit card agreement and the pre-purchased miles facility from December 31, 2029 to June 30, 2037. The amendment also increased the pre-purchased miles facility from $200 million to $375 million. Please refer to “Notes to Condensed Consolidated Financial Statements — 2. Revenue Recognition” for additional information.
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
We previously received an immaterial audit assessment from the U.S. Transportation Security Administration (the “TSA”) that covered the third quarter of 2016 through the fourth quarter of 2018 and related to the remittance of TSA fees where flight credits expired unused (the “2016-2018 Audit”). We appealed this assessment to the United States Tenth Circuit Court of Appeals. In addition, we are under audit by the TSA for the period from the fourth quarter of 2019 through the fourth quarter of 2022 (the “2019-2022 Audit”). In April 2026, we lost our appeal regarding the 2016-2018 Audit and received a preliminary assessment for the 2019-2022 Audit in the amount of $42 million, which mainly covered remittance of TSA fees where flight credits expired unused as well as for other passengers that purchased tickets and did not travel. During the six months ended June 30, 2026, we recorded a one-time charge related to prior periods of $73 million (the “TSA Reserve”) for the 2016-2018 Audit and 2019-2022 Audit periods, which is largely related to remittance of TSA fees for passengers that purchased tickets and did not travel and is included in other current liabilities and other long-term liabilities on our condensed consolidated balance sheets and in passenger revenues within our condensed consolidated statements of operations. We could be subject to further TSA audit examinations and resulting assessments.
Product. In July 2026, we announced that the first Starlink-equipped aircraft will launch in 2027 and deployment of high-speed Wi-Fi to the rest of our fleet will follow. Starlink will be our first offering of Wi-Fi and enhance the inflight experience for our customers.

Fleet. In June 2026, we entered into an agreement with an existing lessor (the “Aircraft Sale Agreement”) to sell 11 A321neo aircraft at the time of delivery from our existing purchase agreement. The 11 aircraft include 3 deliveries expected in the fourth quarter of 2026 and 8 deliveries anticipated in the first half of 2027.
In March 2026, we entered into an agreement (the “Early Return Agreement”) to terminate the leases associated with 24 A320neo aircraft. As of June 30, 2026, all 24 aircraft have been returned and removed from the fleet. For the three and six months ended June 30, 2026, we recognized $70 million and $209 million, respectively, of operating expenses related to the Early Return Agreement, which includes one-time charges for lease return costs and costs related to the write-off of non-recoverable capitalized prepaid maintenance and accelerated depreciation of capitalized maintenance. Please refer to “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
Overview
The following table provides select financial and operational information for the three and six months ended June 30, 2026 and 2025 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total operating revenues	$1,279	$929	$2,271	$1,841
Total operating expenses	$1,376	$1,004	$2,651	$1,962
Pre-tax income (loss)	$(94)	$(70)	$(375)	$(110)
Adjusted pre-tax income (loss)	$(24)	$(70)	$(93)	$(110)
Available seat miles (“ASMs”)	11,103	10,313	20,912	20,262
Earnings (loss) per share, diluted	$(0.39)	$(0.31)	$(1.58)	$(0.50)
Revenues
Total operating revenues for the three months ended June 30, 2026 totaled $1,279 million, an increase of 38% compared to the three months ended June 30, 2025. Revenue per available seat mile (“RASM”), increased by 28% driven by a 20% increase in total revenue per passenger as compared to the corresponding prior year period, alongside a 1.0-point increase in load factor. Capacity, as measured by ASMs, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, increased by 8%.
Total operating revenues for the six months ended June 30, 2026 totaled $2,271 million, an increase of 23% compared to the six months ended June 30, 2025. This was primarily due to the 20% increase in RASM, driven by a 12% increase in total revenue per passenger and a 2.2-point increase in load factor for the six months ended June 30, 2026, as compared to the corresponding prior year period. Capacity, as measured by ASMs, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, increased by 3%.
Adjusted RASM, a non-GAAP measure, increased from 9.08¢ during the six months ended June 30, 2025 to 11.21¢ during the six months ended June 30, 2026. For the six months ended June 30, 2026, this excludes the impact of $73 million related to the TSA Reserve associated with prior periods. There were no adjustments for the three months ended June 30, 2026 and the three and six months ended June 30, 2025.
Operating Expenses
Total operating expenses during the three months ended June 30, 2026 increased to $1,376 million, resulting in a cost per available seat mile (“CASM”) of 12.39¢, an increase of 27%, as compared to the three months ended June 30, 2025. Fuel expense for the three months ended June 30, 2026 was $206 million higher than the corresponding prior year period. The 90% increase in fuel expense for the three months ended June 30, 2026 was driven by a 77% increase in fuel cost per gallon and an 8% increase in fuel gallons consumed.

Our non-fuel expenses increased by 21% during the three months ended June 30, 2026, as compared to the corresponding prior year period, driven primarily by expenses related to the Early Return Agreement to terminate the leases associated with 24 A320neo aircraft. The 21% increase was also driven by higher rent and maintenance expenses due to a larger fleet, and increased station operations expense due to increased airport operations, partially offset by an increase in sale-leaseback transactions. CASM (excluding fuel), a non-GAAP measure, increased 13% to 8.46¢, on an 8% increase in capacity, for the three months ended June 30, 2026, as compared to the corresponding prior year period, due to the aforementioned drivers of increased non-fuel expenses.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 7.50¢ for the three months ended June 30, 2025 to 7.84¢ for the three months ended June 30, 2026. For the three months ended June 30, 2026, this excludes the impact of $70 million in expenses relating to the Early Return Agreement. There were no adjustments for the three months ended June 30, 2025.
Total operating expenses during the six months ended June 30, 2026 increased to $2,651 million, resulting in a CASM of 12.68¢, an increase of 31% compared to the six months ended June 30, 2025. Fuel expense for the six months ended June 30, 2026 was $236 million higher than the corresponding prior year period. The 50% increase in fuel expense for the six months ended June 30, 2026 was driven by the 45% increase in fuel cost per gallon and a 4% increase in fuel gallons consumed.
Our non-fuel expenses increased by 30% during the six months ended June 30, 2026, as compared to the corresponding prior year period, driven primarily by expenses related to the Early Return Agreement, increased aircraft rent due to a larger fleet, and increased maintenance, employee and station costs. CASM (excluding fuel), a non-GAAP measure, increased 26% to 9.31¢, on a 3% increase in capacity, for the six months ended June 30, 2026, as compared to the corresponding prior year due to the aforementioned drivers of increased non-fuel expenses.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 7.37¢ for the six months ended June 30, 2025 to 8.31¢ for the six months ended June 30, 2026. For the six months ended June 30, 2026, this excludes the impact of $209 million in expenses relating to the Early Return Agreement. There were no adjustments for the six months ended June 30, 2025.
Net Income (Loss)
We generated a net loss of $90 million during the three months ended June 30, 2026, compared to a net loss of $70 million for the three months ended June 30, 2025. Considering the aforementioned non-GAAP adjustments and related $2 million of tax impacts, our adjusted net loss, a non-GAAP measure, was $22 million for the three months ended June 30, 2026. There were no non-GAAP adjustments for the three months ended June 30, 2025.
We generated a net loss of $362 million during the six months ended June 30, 2026, compared to a net loss of $113 million for the six months ended June 30, 2025. Considering the aforementioned non-GAAP adjustments and related $10 million of tax impacts, our adjusted net loss, a non-GAAP measure, was $90 million for the six months ended June 30, 2026. There were no non-GAAP adjustments during the six months ended June 30, 2025.
For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Results of Operations — Reconciliation of GAAP to Non-GAAP Financial Data.”, “Reconciliation of Revenue to Adjusted Revenue”, and “Results of Operations — Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
Liquidity
As of June 30, 2026, our total available liquidity was $1,156 million, consisting of $936 million of unrestricted cash and cash equivalents and availability under our revolving line of credit (the “Revolving Loan Facility”).

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating Revenues

	Three Months Ended June 30,		Change
	2026	2025
Operating revenues ($ in millions):
Passenger	$1,235	$898	$337	38%
Other	44	31	13	42%
Total operating revenues	$1,279	$929	$350	38%

Operating statistics:
ASMs (millions)	11,103	10,313	790	8%
Revenue passenger miles (“RPMs”) (millions)	8,915	8,182	733	9%
Average stage length (miles)	897	942	(45)	(5)%
Load factor	80.3%	79.3%	1.0 pts	N/A
RASM (¢)	11.52	9.01	2.51	28%
Fare revenue per passenger ($)	63.04	40.94	22.10	54%
Total revenue per passenger ($)	131.46	109.27	22.19	20%
Passengers (thousands)	9,730	8,499	1,231	14%
Total operating revenue increased $350 million, or 38%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Revenue was favorably impacted by the 28% increase to RASM, driven by a 20% increase in total revenue per passenger, led by fare revenue per passenger, a 5% decrease in average stage length, supported by a 12% increase in departures and a 1.0-point increase in load factor, as compared to the corresponding prior year period. The 8% increase in capacity, as measured by ASMs, was primarily driven by a 6% increase in average aircraft in service as compared to the corresponding prior year period.

Operating Expenses

	Three Months Ended June 30,		Change		Cost per ASM				Change
	2026	2025			2026		2025
Operating expenses ($ in millions):(a)
Aircraft fuel	$436	$230	$206	90%	3.93	¢	2.23	¢	76%
Salaries, wages and benefits	266	254	12	5%	2.40		2.46		(2)%
Aircraft rent	266	194	72	37%	2.40		1.88		28%
Station operations	197	178	19	11%	1.77		1.73		2%
Maintenance, materials and repairs	64	47	17	36%	0.58		0.46		26%
Sales and marketing	48	39	9	23%	0.43		0.38		13%
Depreciation and amortization	56	21	35	167%	0.50		0.20		150%
Other operating	43	41	2	5%	0.38		0.39		(3)%
Total operating expenses	$1,376	$1,004	$372	37%	12.39	¢	9.73	¢	27%

Operating statistics:
ASMs (millions)	11,103	10,313	790	8%
Average stage length (miles)	897	942	(45)	(5)%
Passengers (thousands)	9,730	8,499	1,231	14%
Departures	58,271	52,147	6,124	12%
CASM (excluding fuel) (¢)(b)	8.46	7.50	0.96	13%
Adjusted CASM (excluding fuel) (¢)(b)	7.84	7.50	0.34	5%
Fuel cost per gallon ($)	4.17	2.36	1.81	77%
Fuel gallons consumed (thousands)	104,789	97,427	7,362	8%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Aircraft Fuel. Aircraft fuel expense increased by $206 million, or 90%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to the 77% increase in fuel cost per gallon as well as an 8% increase in fuel gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $12 million, or 5%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to higher crew costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $72 million, or 37%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to higher aircraft lease return expense, driven by the Early Return Agreement, and a larger fleet.
Station Operations. Station operations expense increased by $19 million, or 11%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increased airport operations driven by a 14% increase in passengers and a 12% increase in departures.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $17 million, or 36%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase was primarily due to higher engine repair costs and timing of aircraft inspections and related materials costs, driven by a 6% increase in average aircraft in service.

Sales and Marketing. Sales and marketing expense increased by $9 million, or 23%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the increase in credit card fees as a result of the 38% increase in total operating revenue, partially offset by a decrease in third-party distribution channel fees. The following table presents our distribution channel mix:

	Three Months Ended June 30,		Change
Distribution Channel	2026	2025
Our website, mobile app and other direct channels	70%	70%	—	pts
Third-party channels	30%	30%	—	pts
Depreciation and Amortization. Depreciation and amortization expense increased by $35 million, or 167%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the accelerated depreciation on capitalized maintenance costs related to the Early Return Agreement and the increase in capital maintenance depreciation driven by a larger fleet.
Other Operating Expense. Other operating expenses increased by $2 million, or 5%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase was primarily driven by an increase in supplies, outside service costs, and taxes and insurance expenses, partially offset by the increase in sale-leaseback gains, as a result of six aircraft inductions compared to three aircraft inductions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $2 million, or 40%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily due to decreased capitalized interest, driven by lower PDP balances.
Income Taxes. Our effective tax rate for the three months ended June 30, 2026 was a benefit of 4.3% on pre-tax loss, compared to 0% on a pre-tax loss for the three months ended June 30, 2025. The primary difference between the effective tax rate and the federal statutory rate was related to the increase in our allowance relating to U.S. federal and state net operating loss. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Results of Operations
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating Revenues

	Six Months Ended June 30,		Change
	2026	2025
Operating revenues ($ in millions):
Passenger	$2,187	$1,782	$405	23%
Other	84	59	25	42%
Total operating revenues	$2,271	$1,841	$430	23%

Operating statistics:
ASMs (millions)	20,912	20,262	650	3%
RPMs (millions)	16,601	15,636	965	6%
Average stage length (miles)	898	933	(35)	(4)%
Load factor	79.4%	77.2%	2.2 pts	N/A
RASM (¢)	10.86	9.08	1.78	20%
Fare revenue per passenger ($)	58.84	42.70	16.14	38%
Total revenue per passenger ($)	125.79	112.66	13.13	12%
Adjusted RASM (¢)(a)	11.21	9.08	2.13	23%
Adjusted fare revenue per passenger ($)(a)	59.54	42.70	16.84	39%
Adjusted total revenue per passenger ($)(a)	129.84	112.66	17.18	15%
Passengers (thousands)	18,054	16,338	1,716	11%
__________________
(a)These metrics are not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Total operating revenue increased $430 million, or 23%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Revenue was favorably impacted by the 20% increase in RASM, driven by a 12% increase in total revenue per passenger, a 2.2-point increase in load factor, and a 4% decrease in average stage length, supported by a 6% increase in departures, as compared to the corresponding prior year period. In addition, capacity, as measured by ASMs, for the six months ended June 30, 2026, increased by 3% primarily due to the 11% increase in average aircraft in service, partially offset by a 6% decrease in average daily aircraft utilization, as compared to the six months ended June 30, 2025. Revenue was unfavorably impacted by the TSA Reserve related to those prior periods of $73 million incurred during the six months ended June 30, 2026.

Operating Expenses

	Six Months Ended June 30,		Change		Cost per ASM				Change
	2026	2025			2026		2025
Operating expenses ($ in millions):(a)
Aircraft fuel	$704	$468	$236	50%	3.37	¢	2.31	¢	46%
Salaries, wages and benefits	537	503	34	7%	2.57		2.48		4%
Aircraft rent	531	355	176	50%	2.54		1.75		45%
Station operations	389	358	31	9%	1.86		1.77		5%
Maintenance, materials and repairs	206	98	108	110%	0.99		0.48		106%
Sales and marketing	91	80	11	14%	0.44		0.39		13%
Depreciation and amortization	118	41	77	188%	0.56		0.20		180%
Other operating	75	59	16	27%	0.35		0.30		17%
Total operating expenses	$2,651	$1,962	$689	35%	12.68	¢	9.68	¢	31%

Operating statistics:
ASMs (millions)	20,912	20,262	650	3%
Average stage length (miles)	898	933	(35)	(4)%
Passengers (thousands)	18,054	16,338	1,716	11%
Departures	110,164	103,505	6,659	6%
CASM (excluding fuel) (¢)(b)	9.31	7.37	1.94	26%
Adjusted CASM (excluding fuel) (¢)(b)	8.31	7.37	0.94	13%
Fuel cost per gallon ($)	3.56	2.45	1.11	45%
Fuel gallons consumed (thousands)	197,751	190,639	7,112	4%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Aircraft Fuel. Aircraft fuel expense increased by $236 million, or 50%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to a 45% increase in fuel cost per gallon as well as a 4% increase in fuel gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $34 million, or 7%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to higher crew costs, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $176 million, or 50%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to additional lease return expense, in part related to the Early Return Agreement, and a larger fleet.
Station Operations. Station operations expense increased by $31 million, or 9%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased airport operations driven by an 11% increase in passengers and a 6% increase in departures.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $108 million, or 110%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was primarily due to the write-off on non-recoverable prepaid maintenance balances related to the Early Return Agreement and higher engine repair costs.

Sales and Marketing. Sales and marketing expense increased by $11 million, or 14%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to an increase in credit card fees as a result of the 23% increase in total operating revenue, partially offset by a decrease in third-party distribution channel fees. The following table presents our distribution channel mix:

	Six Months Ended June 30,		Change
Distribution Channel	2026	2025
Our website, mobile app and other direct channels	69%	72%	(3)	pt
Third-party channels	31%	28%	3	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $77 million, or 188%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the accelerated depreciation on capitalized maintenance costs related to the Early Return Agreement and an increase in capitalized maintenance depreciation due to a larger fleet.
Other Operating Expense. Other operating expenses increased by $16 million, or 27%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily driven by increases in outside services, taxes and travel costs, partially offset by the increase in sale-leaseback gains, as a result of thirteen aircraft inductions compared to seven aircraft inductions and two engine inductions in the corresponding prior year period.
Other Income (Expense). Other income decreased by $6 million, or 55%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased interest expense, driven by higher principal balances on our debt from the addition of the class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) and decreased capitalized interest, driven by lower PDP balances.
Income Taxes. Our effective tax rate for the six months ended June 30, 2026 was a benefit of 3.5% on pre-tax loss, compared to an expense of 2.7% on pre-tax loss for the six months ended June 30, 2025. The primary difference between the effective tax rate and the federal statutory rate was related to the increase in our valuation allowance relating to U.S. federal and state net operating loss. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Reconciliation of GAAP to Non-GAAP Financial Data

	Three Months Ended June 30,
	2026		2025
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		12.39		9.73
Aircraft fuel	(436)	(3.93)	(230)	(2.23)
CASM (excluding fuel)(b)		8.46		7.50
Early Return Agreement(c)	(70)	(0.62)	—	—
Adjusted CASM (excluding fuel)(b)		7.84		7.50
Aircraft fuel	436	3.93	230	2.23
Adjusted CASM(d)		11.77		9.73
Net interest expense (income)	(3)	(0.03)	(5)	(0.05)
Adjusted CASM + net interest(e)		11.74		9.68

CASM		12.39		9.73
Net interest expense (income)	(3)	(0.02)	(5)	(0.05)
CASM + net interest(e)		12.37		9.68
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
(c)We entered into the Early Return Agreement to early terminate the leases associated with 24 A320neo aircraft and as a result incurred non-recurring charges of $70 million during the three months ended June 30, 2026. The $70 million includes $44 million of lease return costs recorded in aircraft rent and $26 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
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

Reconciliation of GAAP to Non-GAAP Financial Data

	Six Months Ended June 30,
	2026		2025
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
RASM		10.86		9.08
TSA Reserve(b)	73	0.35	—	—
Adjusted RASM (¢)(c)		11.21		9.08

CASM		12.68		9.68
Aircraft fuel	(704)	(3.37)	(468)	(2.31)
CASM (excluding fuel)(d)		9.31		7.37
Early Return Agreement(e)	(209)	(1.00)	—	—
Adjusted CASM (excluding fuel)(d)		8.31		7.37
Aircraft fuel	704	3.37	468	2.31
Adjusted CASM(f)		11.68		9.68
Net interest expense (income)	(5)	(0.02)	(11)	(0.06)
Adjusted CASM + net interest(g)		11.66		9.62

CASM		12.68		9.68
Net interest expense (income)	(5)	(0.03)	(11)	(0.06)
CASM + net interest(g)		12.65		9.62
__________________
(a)Revenue and cost per ASM figures may not recalculate due to rounding.
(b)We received a court ruling relating to the remittance of TSA fees for unused travel covering the 2016-2018 Audit that resulted in a $73 million charge, the TSA Reserve, that covers probable losses in prior years subject to audit that were recorded during the six months ended June 30, 2026. See “Notes to the Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” and “Reconciliation of Revenue to Adjusted Revenue” for additional information.
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
(e)We entered into the Early Return Agreement to early terminate the leases associated with 24 A320neo aircraft and as a result incurred non-recurring charges of $209 million during the six months ended June 30, 2026. The $209 million includes $79 million of lease return costs recorded in aircraft rent; $73 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs; $63 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance; and $(6) million of a reversal of previously accrued lease return costs. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
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
Reconciliation of Revenue to Adjusted Revenue

	Six Months Ended June 30,
	2026		2025
	($ in millions)	Per Passenger $	($ in millions)	Per Passenger $
Non-GAAP financial data:(a)(b)
Fare revenue:	1,062	58.84	698	42.70
TSA Reserve	13	0.70	—	—
Adjusted fare revenue:(c)	1,075	59.54	698	42.70

Non-fare passenger revenue:	1,125	62.29	1,084	66.39
TSA Reserve	60	3.35	—	—
Adjusted non-fare revenue:(c)	1,185	65.64	1,084	66.39

Other revenue:	84	4.66	59	3.57
TSA Reserve	—	—	—	—
Adjusted other revenue:(c)	84	4.66	59	3.57

Total ancillary revenue:	1,209	66.95	1,143	69.96
TSA Reserve	60	3.35	—	—
Adjusted total ancillary revenue:(c)	1,269	70.30	1,143	69.96

Total revenue:	2,271	125.79	1,841	112.66
TSA Reserve	73	4.05	—	—
Adjusted total revenue:(c)	2,344	129.84	1,841	112.66
__________________
(a)Revenue per passenger figures may not recalculate due to rounding.
(b)See “Reconciliation of GAAP to Non-GAAP Financial Data” above for discussion of adjusting items.
(c)Adjusted fare revenue, adjusted non-fare revenue, adjusted other revenue, adjusted total ancillary revenue and adjusted total revenue, and respective metrics per passenger, (collectively, “revenue per passenger”) are included as supplemental disclosures because we believe they are useful metrics to properly compare our revenue performance to our peers, as revenue per passenger metrics are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in the airline industry. Additionally, we believe these metrics are useful because they remove certain items that may not be indicative of our base operating performance or future results. These metrics are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Non-GAAP financial data:
Adjusted pre-tax income (loss)(a)	$(24)	$(70)	$(93)	$(110)
Adjusted net income (loss)(a)	$(22)	$(70)	$(90)	$(113)
EBITDA(a)	$(41)	$(54)	$(262)	$(80)
EBITDAR(b)	$225	$140	$269	$275
Adjusted EBITDA(a)	$3	$(54)	$(43)	$(80)
Adjusted EBITDAR(b)	$225	$140	$415	$275
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation:
Net income (loss)	$(90)	$(70)	$(362)	$(113)
Non-GAAP Adjustments(a):
TSA Reserve	—	—	73	—
Early Return Agreement	70	—	209	—
Pre-tax impact	70	—	282	—
Tax benefit (expense), related to non-GAAP adjustments	(2)	—	(10)	—
Net income (loss) impact	$68	$—	$272	$—

Adjusted net income (loss)	$(22)	$(70)	$(90)	$(113)

Adjusted pre-tax income (loss) reconciliation:
Income (loss) before income taxes	$(94)	$(70)	$(375)	$(110)
Pre-tax impact	70	—	282	—
Adjusted pre-tax income (loss)	$(24)	$(70)	$(93)	$(110)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation:
Net income (loss)	$(90)	$(70)	$(362)	$(113)
Plus (minus):
Interest expense	10	10	22	19
Capitalized interest	(6)	(8)	(14)	(16)
Interest income and other	(7)	(7)	(13)	(14)
Income tax expense (benefit)	(4)	—	(13)	3
Depreciation and amortization	56	21	118	41
EBITDA	(41)	(54)	(262)	(80)
Plus: Aircraft rent	266	194	531	355
EBITDAR	$225	$140	$269	$275

EBITDA	$(41)	$(54)	$(262)	$(80)
Plus (minus)(a)
TSA Reserve	—	—	73	—
Early Return Agreement(b)	44	—	146	—
Adjusted EBITDA	$3	$(54)	$(43)	$(80)
Plus: Aircraft rent	266	194	531	355
Minus: Early Return Agreement(c)	(44)	—	(73)	—
Adjusted EBITDAR	$225	$140	$415	$275
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

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2026 and 2025. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended June 30,			Change	Six Months Ended June 30,			Change
	2026	2025			2026	2025
Operating statistics(a)
ASMs (millions)	11,103	10,313		8%	20,912	20,262		3%
Departures	58,271	52,147		12%	110,164	103,505		6%
Average stage length (miles)	897	942		(5)%	898	933		(4)%
Block hours	151,888	140,149		8%	288,036	276,885		4%
Average aircraft in service	172	163		6%	175	158		11%
Aircraft – end of period	165	164		1%	165	164		1%
Average daily aircraft utilization (hours)	9.7	9.7		—%	9.1	9.7		(6)%
Passengers (thousands)	9,730	8,499		14%	18,054	16,338		11%
Average seats per departure	212	208		2%	211	208		1%
RPMs (millions)	8,915	8,182		9%	16,601	15,636		6%
Load factor	80.3%	79.3%	1.0	pt	79.4%	77.2%	2.2	pts
Fare revenue per passenger ($)	63.04	40.94		54%	58.84	42.70		38%
Non-fare passenger revenue per passenger ($)	63.87	64.77		(1)%	62.29	66.39		(6)%
Other revenue per passenger ($)	4.55	3.56		28%	4.66	3.57		31%
Total ancillary revenue per passenger ($)	68.42	68.33		—%	66.95	69.96		(4)%
Total revenue per passenger ($)	131.46	109.27		20%	125.79	112.66		12%
RASM (¢)	11.52	9.01		28%	10.86	9.08		20%
RASM, stage-length adjusted to 1,000 miles (¢) (c)	10.91	8.74		25%	10.29	8.78		17%
Adjusted fare revenue per passenger ($)(b)	63.04	40.94		54%	59.54	42.70		39%
Adjusted non-fare passenger revenue per passenger ($)(b)	63.87	64.77		(1)%	65.64	66.39		(1)%
Adjusted other revenue per passenger ($)(b)	4.55	3.56		28%	4.66	3.57		31%
Adjusted total ancillary revenue per passenger ($)(b)	68.42	68.33		—%	70.30	69.96		—%
Adjusted total revenue per passenger ($)(b)	131.46	109.27		20%	129.84	112.66		15%
Adjusted RASM (¢)(b)	11.52	9.01		28%	11.21	9.08		23%
Adjusted RASM, stage-length adjusted to 1,000 miles (¢)(b)(c)	10.91	8.74		25%	10.62	8.78		21%
CASM (¢)	12.39	9.73		27%	12.68	9.68		31%
CASM (excluding fuel) (¢)(b)	8.46	7.50		13%	9.31	7.37		26%
CASM + net interest (¢)(b)	12.37	9.68		28%	12.65	9.62		31%
Adjusted CASM (¢)(b)	11.77	9.73		21%	11.68	9.68		21%
Adjusted CASM (excluding fuel) (¢)(b)	7.84	7.50		5%	8.31	7.37		13%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢)(b)(c)	7.42	7.28		2%	7.88	7.12		11%
Adjusted CASM + net interest (¢)(b)	11.74	9.68		21%	11.66	9.62		21%
Adjusted CASM + net interest, stage-length adjusted to 1,000 miles (¢)(b)(c)	11.12	9.40		18%	11.04	9.30		19%
Fuel cost per gallon ($)	4.17	2.36		77%	3.56	2.45		45%
Fuel gallons consumed (thousands)	104,789	97,427		8%	197,751	190,639		4%
Full-time equivalent employees	8,352	7,766		8%	8,352	7,766		8%

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
(c)Stage-Length Adjusted (SLA) to 1,000 miles: Applicable Operating Statistic * Square root (stage length / 1,000).
Liquidity and Capital Resources
Overview
As of June 30, 2026, our total available liquidity was $1,156 million, consisting of $936 million of unrestricted cash and cash equivalents and $220 million of funds available under our undrawn Revolving Loan Facility. We had $506 million of total debt, net, of which $206 million is short-term and consists primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net is comprised of $226 million outstanding under our Pre-delivery Credit Facilities, $119 million outstanding under our pre-purchased miles facility with Barclays, $100 million of 2025-1 EETCs and $66 million in 10-year notes (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”), partially offset by $5 million in deferred debt acquisition costs.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, we issued warrants (the “Warrants”) to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. In June 2024, the Treasury sold all such Warrants to a financial institution. During the six months ended June 30, 2026, 237,274 warrants expired and as of June 30, 2026, no warrants remain outstanding.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	June 30, 2026	December 31, 2025
	($ in millions)
Cash and cash equivalents	$955	$671
Total current assets, excluding cash and cash equivalents	$351	$287
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$1,281	$1,023
Current maturities of long-term debt, net	$206	$301
Long-term debt, net	$300	$313
Stockholders’ equity	$136	$491
Debt to capital ratio	79%	56%
Debt to capital ratio, including operating lease obligations	97%	92%
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

Our single largest capital commitment relates to the acquisition of aircraft. As of June 30, 2026, we operated a total of 165 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of June 30, 2026, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $299 million, had $226 million outstanding. As of June 30, 2026, we had $322 million of PDPs held by Airbus which have been partially financed by our Pre-delivery Credit Facilities.
As of June 30, 2026, we had a firm obligation to purchase 155 A320neo family aircraft and 20 additional spare engines to be delivered by 2033. Of our remaining aircraft commitments, 16 had committed operating leases for deliveries occurring between 2026 and 2029. We intend to evaluate financing options for the remaining aircraft, excluding the 11 aircraft included within the Aircraft Sale Agreement.
The following table summarizes current and long-term material cash requirements as of June 30, 2026, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations(a)	$111	$102	$36	$9	$42	$211	$511
Interest commitments(b)	16	23	17	16	15	49	136
Operating lease obligations(c)	397	779	769	723	661	3,126	6,455
Flight equipment purchase obligations(d)	554	533	1,224	1,044	1,555	5,504	10,414
Total	$1,078	$1,437	$2,046	$1,792	$2,273	$8,890	$17,516
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of June 30, 2026, the PSP Promissory Notes through 2031, our class A-1 enhanced equipment certificate through 2032 and our affinity card unsecured debt due through 2037. See “Notes to Condensed Consolidated Financial Statements — 5. Debt.”
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

Cash Flows
The following table presents information regarding our cash flows in the six months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$191	$(219)
Net cash provided by (used in) investing activities	80	(113)
Net cash provided by financing activities	13	155
Net increase (decrease) in cash, cash equivalents and restricted cash	284	(177)
Cash, cash equivalents and restricted cash at beginning of period	671	740
Cash, cash equivalents and restricted cash at end of period	$955	$563
Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities totaled $191 million, which was driven by $88 million of non-cash adjustments and $465 million of inflows from changes in operating assets and liabilities, partially offset by a $362 million net loss.
The $465 million of inflows from changes in operating assets and liabilities included:
•$503 million in increases in other liabilities primarily driven by the prepaid loyalty program consideration received, increased leased aircraft return accruals including the impacts from the Early Return Agreement, the TSA Reserve, cash received for supplier incentives, and increases to other operational related accruals; and
•$160 million in increases in our air traffic liability primarily driven by increased bookings on higher average fares; partially offset by
•$114 million in increases in other long-term assets primarily driven by increases in capitalized maintenance and prepaid maintenance;
•$62 million in increases in accounts receivable;
•$18 million in decreases in accounts payable; and
•$4 million in increases in supplies and other current assets.
Our net loss of $362 million was also adjusted by the following non-cash items to arrive at cash provided by operating activities:
•$130 million in adjustments for the Early Return Agreement primarily related to non-cash impacts from non-recoverable capitalized prepaid maintenance and accelerated depreciation;
•$55 million in depreciation and amortization; and
•$9 million in stock-based compensation expense; partially offset by
•$94 million in gains recognized on sale-leaseback transactions; and
•$12 million in deferred income tax expense.

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
Investing Activities
During the six months ended June 30, 2026, net cash provided by investing activities totaled $80 million, driven by:
•$106 million in net inflows for PDP activity; partially offset by
•$25 million in cash outflows for capital expenditures; and
•$1 million in cash outflows for other investing activity.
During the six months ended June 30, 2025, net cash used in investing activities totaled $113 million, driven by:
•$62 million in net outflows for PDP activity; and
•$51 million in cash outflows for capital expenditures.
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $13 million, driven by:
•$124 million in net proceeds received from sale-leaseback transactions; and
•$56 million in cash proceeds from debt issuances, consisting of $38 million drawn on our Pre-delivery Credit Facilities and $18 million in draws on our Barclays facility; partially offset by
•$165 million in cash outflows from principal repayments on debt related to our Pre-delivery Credit Facilities and 2025-1 EETCs; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.

During the six months ended June 30, 2025, net cash provided by financing activities was $155 million, driven by:
•$101 million in cash proceeds from debt issuances, consisting of $100 million drawn on our Pre-delivery Credit Facilities, and $1 million drawn on our Barclays facility;
•$93 million in net proceeds received from sale-leaseback transactions; and
•$6 million in proceeds from the exercise of stock options; partially offset by
•$43 million in cash outflows from principal repayments on the Pre-delivery Credit Facilities; and
•$2 million in cash outflows for payments related to tax withholdings of share-based awards.
As of June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2026. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2025 Annual Report.
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
“Net interest expense (income)” means interest expense, capitalized interest, interest income and other.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 32%, 27%, 23% and 24% of total operating expenses for the three and six months ended June 30, 2026 and 2025, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption during the six months ended June 30, 2026, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $70 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the second quarter of 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On May 7, 2026, Trevor Stedke, our Senior Vice President of Operations, terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which was originally adopted on September 2, 2025 for the sale of 191,436 shares of our common stock, plus an indeterminable number of shares to be acquired upon the future vesting of restricted and performance stock units, and was scheduled to expire on August 15, 2026. On May 12, 2026, Mr. Stedke adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 167,277 shares of our common stock, plus an indeterminable number of shares to be acquired upon the future vesting of restricted and performance stock units, until May 10, 2028.
On June 3, 2026, Steve Schuller, our Senior Vice President of Human Resources, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 60,000 shares of our common stock until April 30, 2028.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	5/16/2025	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.2	Form of Common Stock Warrant.	10-Q	001-40304	8/8/2024	4.2

10.1(a)†^	Sixth Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of April 27, 2026, by and between Barclays Bank Delaware and Frontier Airlines, Inc.					X

10.1(b)†^	Seventh Amendment to the Amended and Restated Frontier Airlines, Inc. Credit Card Affinity Agreement, dated as of June 24, 2026, by and between Barclays Bank Delaware and Frontier Airlines, Inc.					X

10.1(c)†^	Aircraft Sale Agreement, dated June 30, 2026, by and between Frontier Airlines, Inc. and Avolon Leasing Ireland 3 Limited					X

10.1(d)†	Schedule of Aircraft Sale Agreements substantially identical in all material respects to the Aircraft Sale Agreement filed as Exhibit 10.1(c)					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

FRONTIER GROUP HOLDINGS, INC.

Date: July 29, 2026	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)