Form 10-Q
period 2026-09-30
Frontier Group Holdings, Inc.
filed 2026-10-28
CIK 1670076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The registrant had 230,417,551 shares of common stock, $0.001 par value per share, outstanding as of October 23, 2026.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$976	$671
Accounts receivable, net	166	85
Supplies, net	105	90
Other current assets	104	112
Total current assets	1,351	958
Property and equipment, net	459	510
Operating lease right-of-use assets	4,529	4,806
Pre-delivery deposits for flight equipment	272	428
Intangible assets, net	27	27
Other assets	394	491
Total assets	$7,032	$7,220
Liabilities and stockholders’ equity
Accounts payable	$87	$130
Air traffic liability	500	352
Frequent flyer liability	36	16
Current maturities of long-term debt, net	160	301
Current maturities of operating leases	724	779
Other current liabilities	661	525
Total current liabilities	2,168	2,103
Long-term debt, net	322	313
Long-term operating leases	3,844	4,070
Long-term frequent flyer liability	73	44
Other long-term liabilities	588	199
Total liabilities	6,995	6,729
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, with 230,344,050 and 229,010,827 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	449	437
Retained earnings (accumulated deficit)	(407)	59
Accumulated other comprehensive income (loss)	(5)	(5)
Total stockholders’ equity	37	491
Total liabilities and stockholders’ equity	$7,032	$7,220
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues:
Passenger	$1,327	$854	$3,514	$2,636
Other	28	32	112	91
Total operating revenues	1,355	886	3,626	2,727
Operating expenses:
Aircraft fuel	425	234	1,129	702
Salaries, wages and benefits	275	251	812	754
Aircraft rent	301	181	832	536
Station operations	218	173	607	531
Maintenance, materials and repairs	89	52	295	150
Sales and marketing	49	38	140	118
Depreciation and amortization	59	24	177	65
Other operating	47	10	122	69
Total operating expenses	1,463	963	4,114	2,925
Operating income (loss)	(108)	(77)	(488)	(198)
Other income (expense):
Interest expense	(12)	(15)	(34)	(34)
Capitalized interest	5	10	19	26
Interest income and other	11	6	24	20
Total other income (expense)	4	1	9	12
Income (loss) before income taxes	(104)	(76)	(479)	(186)
Income tax expense (benefit)	—	1	(13)	4
Net income (loss)	$(104)	$(77)	$(466)	$(190)
Earnings (loss) per share:
Basic	$(0.45)	$(0.34)	$(2.03)	$(0.84)
Diluted	$(0.45)	$(0.34)	$(2.03)	$(0.84)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(104)	$(77)	$(466)	$(190)
Amortization from cash flow hedges, net of adjustment for deferred tax benefit (expense) of less than $1 for each of the three and nine months ended September 30, 2026 and 2025	—	—	—	—
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(104)	$(77)	$(466)	$(190)
See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(466)	$(190)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Deferred income taxes	(12)	4
Depreciation and amortization	83	65
Gains recognized on sale-leaseback transactions	(126)	(157)
Stock-based compensation	15	16
Early Return Agreements charges	180	—
Changes in operating assets and liabilities:
Accounts receivable, net	(81)	(20)
Supplies and other current assets	(17)	(28)
Other long-term assets	(164)	(179)
Accounts payable	(25)	31
Air traffic liability	148	31
Other liabilities	615	(7)
Cash provided by (used in) operating activities	150	(434)
Cash flows from investing activities:
Capital expenditures	(35)	(53)
Pre-delivery deposits for flight equipment, net of refunds	156	(105)
Other	(1)	—
Cash provided by (used in) investing activities	120	(158)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	77	354
Principal repayments on debt	(211)	(188)
Proceeds from sale-leaseback transactions	172	248
Proceeds from the exercise of stock options	—	6
Tax withholdings on share-based awards	(3)	(2)
Cash provided by financing activities	35	418
Net increase (decrease) in cash, cash equivalents and restricted cash	305	(174)
Cash, cash equivalents and restricted cash, beginning of period	671	740
Cash, cash equivalents and restricted cash, end of period	$976	$566
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

See Notes to Condensed Consolidated Financial Statements

FRONTIER GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in millions, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2025	229,010,827	$—	$437	$59	$(5)	$491
Net income (loss)	—	—	—	(272)	—	(272)
Shares issued in connection with vesting of performance and restricted stock units	1,124,982	—	—	—	—	—
Shares withheld to cover employee taxes on vested performance and restricted stock units	(403,685)	—	(2)	—	—	(2)
Stock-based compensation	—	—	5	—	—	5
Balance at March 31, 2026	229,732,124	$—	$440	$(213)	$(5)	$222
Net income (loss)	—	—	—	(90)	—	(90)
Shares issued in connection with vesting of performance and restricted stock units	521,733	—	—	—	—	—
Shares withheld to cover employee taxes on vested performance and restricted stock units	(55,337)	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	4
Balance at June 30, 2026	230,198,520	$—	$444	$(303)	$(5)	$136
Net income (loss)	—	—	—	(104)	—	(104)
Shares issued in connection with vesting of performance and restricted stock units	205,828	—	—	—	—	—
Shares withheld to cover employee taxes on vested performance and restricted stock units	(60,298)	—	(1)	—	—	(1)
Stock-based compensation	—	—	6	—	—	6
Balance at September 30, 2026	230,344,050	$—	$449	$(407)	$(5)	$37

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
The Company is managed as a single business unit that provides air transportation for passengers and management has concluded there is only one reportable segment. The Company has identified net income (loss) as the primary measurement of the segment’s profit or loss. Please see the Company’s “Condensed Consolidated Statements of Operations” for net income (loss), as well as other significant revenue and expense components of profit or loss, for the three and nine months ended September 30, 2026 and 2025. The Company has identified total assets as the primary measurement of the segment’s assets. Please see the Company’s “Condensed Consolidated Balance Sheets” for total assets as of September 30, 2026 and December 31, 2025.
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
2. Revenue Recognition
As of September 30, 2026 and December 31, 2025, the Company’s air traffic liability balance was $500 million and $361 million, respectively, which includes amounts classified as other long-term liabilities on the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2026, 94% of the air traffic liability as of December 31, 2025 was recognized as passenger revenue within the Company’s condensed

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated statements of operations. Of the air traffic liability balances as of September 30, 2026 and December 31, 2025, $81 million and $75 million, respectively, was related to unearned membership fees.
During the nine months ended September 30, 2026, the Company received $175 million of prepaid loyalty program consideration. The upfront payment is included within frequent flyer liabilities, other current and long-term liabilities on the Company’s condensed consolidated balance sheets and is being recognized over the duration of the program in passenger and other revenues based on the nature of the separate performance obligations.
Operating revenues are comprised of passenger revenues, which includes fare and non-fare passenger revenues, and other revenues. Disaggregated operating revenues are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Passenger revenues:
Fare	$665	$330	$1,727	$1,028
Non-fare passenger revenues:
Service fees	281	234	717	720
Baggage	239	178	688	569
Seat selection	91	78	262	228
Other	51	34	120	91
Total non-fare passenger revenue	662	524	1,787	1,608
Total passenger revenues	1,327	854	3,514	2,636
Other revenues	28	32	112	91
Total operating revenues	$1,355	$886	$3,626	$2,727
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by principal geographic region, as defined by the U.S. Department of Transportation (the “DOT”), are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic	$1,300	$841	$3,463	$2,583
Latin America	55	45	163	144
Total operating revenues	$1,355	$886	$3,626	$2,727
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

3. Other Current Assets
Other current assets consist of the following (in millions):

	September 30, 2026	December 31, 2025
Supplier incentives	$41	$69
Prepaid expenses	33	26
Forgivable loans	3	11
Income tax and other taxes receivable	6	4
Other	21	2
Total other current assets	$104	$112
4. Other Current Liabilities
Other current liabilities consist of the following (in millions):

	September 30, 2026	December 31, 2025
Passenger and other taxes and fees payable	$171	$148
Salaries, wages and benefits	130	143
Station obligations	116	78
Aircraft maintenance	103	65
Fuel liabilities	50	36
Leased aircraft return costs	38	7
Other current liabilities	53	48
Total other current liabilities	$661	$525
5. Debt
The Company’s debt obligations are as follows (in millions):

	September 30, 2026	December 31, 2025
Secured debt:
Pre-delivery Credit Facilities(a)	$180	$348
Revolving Loan Facility(b)	—	—
2025-1 EETCs(c)	100	105
Unsecured debt:
Affinity card advance purchase of miles(d)	140	101
PSP Promissory Notes(e)	66	66
Total debt	486	620
Less: current maturities of long-term debt, net	(160)	(301)
Less: total debt acquisition costs and other discounts, net	(4)	(6)
Long-term debt, net	$322	$313
__________________
(a)The Company has multiple pre-delivery credit facilities which consist of the PDP Financing Facility, the Second PDP Financing Facility and the Third PDP Financing Facility, all as defined below (together, the “Pre-delivery Credit Facilities”). The Pre-delivery Credit Facilities are for the financing of pre-delivery deposit payments (“PDPs”) for the Company’s A320neo family aircraft purchase agreement. Each facility is collateralized by the Company’s purchase agreement for the associated A320neo family aircraft deliveries through the term of the respective facilities. Total commitments (drawn or undrawn) under the Pre-delivery Credit Facilities are $285 million. See Note 8 for the Company’s commitment schedule regarding its A320neo family orderbook.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company, through an affiliate, entered into a PDP facility in December 2014 (as amended from time to time, the “PDP Financing Facility”) for the financing of certain aircraft PDPs. The facility consists of separate loans for each PDP aircraft. Interest is paid every 90 days based on the Secured Overnight Financing Rate (“SOFR”) plus a margin for each separate loan. Each separate loan matures upon the earlier of (i) delivery of that aircraft to the Company by Airbus S.A.S. (“Airbus”), (ii) the date one month following the last day of the scheduled delivery month of such aircraft and (iii) if there is a delay in delivery of aircraft, depending on the cause of the delivery delay, up to six months following the last day of the scheduled delivery month of such aircraft. The PDP Financing Facility will be repaid periodically according to the preceding sentence, as amended in 2025, with the facility maturing in December 2027 and payments allowable six months subsequent to maturity.
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
In September 2024, the Company entered into another PDP facility (the “Third PDP Financing Facility”) with a lender not otherwise party to the PDP Financing Facility or Second PDP Financing Facility in connection with the financing of PDPs for certain aircraft deliveries not associated with either the PDP Financing Facility or the Second PDP Financing Facility. The Third PDP Financing Facility required commitment fees to be paid, on a quarterly basis, on each individual aircraft delivery once PDP funding began, based on the reference amount for that aircraft at a fixed annual rate of the two-year U.S. Treasury Rate plus an applicable margin. The facility consisted of separate loans for each PDP aircraft. Each separate loan matured upon the delivery of that aircraft to the Company. The Third PDP Financing Facility was repaid periodically according to the preceding sentence and matured in July 2026, at which time the Third PDP Financing Facility was terminated in accordance with its terms.
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
(c)In November 2025, the Company issued $105 million in class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) through a pass-through trust in a private placement. The pass-through trust holds series A-1 equipment notes with a coupon rate of 6.75% and final payment due in October 2032, that are issued by the Company and guaranteed by Frontier Airlines Holdings, Inc. and Frontier Group Holdings, Inc. The equipment notes are secured by liens on substantially all of the Company’s spare parts and tooling. Principal and interest on the issued and outstanding certificates is payable semiannually in April and October of each year, and commenced in April 2026.
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
In connection with the term loan facility entered into with the Treasury on September 28, 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, the Company issued warrants to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. During the nine months ended September 30, 2025, 1,244,608 warrants were exercised. The Company settled the exercises through a net share settlement of 248,893 shares of FGHI common stock and cash of less than $1 million. During the nine months ended September 30, 2026, 237,274 warrants expired and as of September 30, 2026, no warrants remain outstanding.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash payments for interest related to debt were $28 million and $31 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company has caused standby letters of credit and surety bonds to be issued to various airport authorities and vendors that are collateralized by a portion of the Company’s restricted cash and, as of September 30, 2026 and December 31, 2025, the Company did not have any outstanding letters of credit that were drawn upon.
As of September 30, 2026, future maturities of debt were payable as follows (in millions):

Total
Remainder of 2026	$62
2027	102
2028	39
2029	9
2030	42
Thereafter	232
Total debt principal payments	$486
The Company continues to monitor covenant compliance with various parties, including, but not limited to, its lenders and credit card processors. As of September 30, 2026, the Company was in compliance with all of its covenants.
6. Operating Leases
Early Return Agreement
In March 2026, the Company entered into an agreement (the “Early Return Agreement”) to early terminate the leases associated with 24 A320neo aircraft, which represented a lease modification. The costs associated with the Early Return Agreement include non-recurring non-cash charges during the nine months ended September 30, 2026 comprised of: $73 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs within the Company’s condensed consolidated statement of operations, $63 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization within the Company’s condensed consolidated statement of operations and $(6) million of benefit related to the reversal of previously accrued fixed lease return costs recorded in aircraft rent within the Company’s condensed consolidated statement of operations. Additionally, during the nine months ended September 30, 2026, the Company recorded $81 million of charges in connection with the return condition of aircraft and engines in aircraft rent within the Company’s condensed consolidated statement of operations which will largely be settled in fiscal years 2028 and 2029. During the three months ended September 30, 2026, the Company recorded $2 million of charges in connection with the return condition of aircraft and engines in aircraft rent within the Company’s condensed consolidated statement of operations.
Second Early Return Agreement
In August 2026, the Company entered into an agreement (the “Second Early Return Agreement”) to early terminate the leases associated with 13 A320neo aircraft, which represented a lease modification. The costs associated with the Second Early Return Agreement include non-recurring non-cash charges during the three months ended September 30, 2026 comprised of: $31 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization within the Company’s condensed consolidated statement of operations, $26 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs within the Company’s condensed consolidated statement of operations and $(7) million of benefit related to the reversal of previously

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

accrued fixed lease return costs recorded in aircraft rent within the Company’s condensed consolidated statement of operations. Additionally, during the three months ended September 30, 2026, the Company recorded $84 million of charges in connection with the return condition of aircraft and engines in aircraft rent within the Company’s condensed consolidated statement of operations, with the majority to be settled in 2028 and 2029.
Aircraft
As of September 30, 2026, the Company leased 164 aircraft with remaining terms ranging from 1 month to 12 years, all of which are under operating leases and primarily included within operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. In addition, as of September 30, 2026, the Company leased 61 spare engines, all of which are under operating leases, with the remaining terms ranging from 1 month to 11 years. As of September 30, 2026, the lease rates for 18 of the engines depended on usage-based metrics which are variable and, as such, these leases were not recorded on the Company’s condensed consolidated balance sheets as operating lease right-of-use assets or as operating lease liabilities.
During the three and nine months ended September 30, 2026 and 2025, the Company completed sale-leaseback transactions with third-party lessors for 4, 17, 2 and 9 new Airbus A320neo family aircraft, respectively. Additionally, during the three and nine months ended September 30, 2025, the Company completed 6 and 8 sale-leaseback transactions with third-party lessors for engines, respectively. All of the leases from the sale-leaseback transactions are accounted for as operating leases. The Company recognized gains on sale-leaseback transactions of $32 million, $126 million, $67 million, and $157 million during the three and nine months ended September 30, 2026 and 2025, respectively, which are included as a component of other operating expenses within the Company’s condensed consolidated statements of operations.
Aircraft Rent Expense and Maintenance Obligations
During the three and nine months ended September 30, 2026 and 2025, aircraft rent expense was $301 million, $832 million, $181 million and $536 million, respectively. Aircraft rent expense includes supplemental rent, which is made up of probable lease return condition obligations. The portion of supplemental rent expense (benefit) related to probable lease return condition obligations was $97 million, $218 million, $(1) million, and $2 million for the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company’s total leased aircraft and spare engine return cost liability was $229 million and $19 million, respectively, which are reflected in other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.
During the three and nine months ended September 30, 2026, the Company amended certain aircraft operating leases that were slated to expire in 2027 in order to extend the term of the lease, and recorded a benefit of $13 million and $17 million, respectively, to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. These costs were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of the terms of these aircraft operating leases, such variable return costs are no longer probable of occurring.
During the three and nine months ended September 30, 2025, the Company amended certain aircraft operating leases that were slated to expire in 2026 and 2027 in order to extend the term of the lease, and recorded a benefit of $7 million and $27 million, respectively, to aircraft rent in the Company’s condensed consolidated statements of operations related to previously accrued lease return costs. These costs were variable in nature and associated with the anticipated utilization and condition of the airframes and engines at the original return date. Given the extension of the terms of these aircraft operating leases, such variable return costs are no longer probable of occurring.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Airport Facilities
The Company’s facility leases are primarily for space at approximately 90 airports, primarily in the United States. These leases are classified as operating leases and reflect the use of airport terminals, ticket counters, office space, and maintenance facilities. Generally, this space is leased from government agencies that control the use of the airport. The majority of these leases are short-term in nature and renew on an evergreen basis. For these leases, the contractual term is used as the lease term. As of September 30, 2026, the remaining lease terms vary from 1 month to 12 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually, and because of the variable nature of the rates, these leases are not recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and lease liabilities.
Other Property and Equipment
The Company leases certain other assets such as flight training equipment, building space, and various other equipment. Certain of the Company’s leases for other assets are deemed to contain fixed rental payments and, as such, are classified as operating leases and are recorded on the Company’s condensed consolidated balance sheets as right-of-use assets and liabilities. The remaining lease terms range from 1 month to 9 years as of September 30, 2026.
Lease Costs
The table below presents certain information related to lease costs for operating leases during the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost(a)	$278	$186	$759	$548
Variable lease cost(a)	151	114	402	340
Total lease costs	$429	$300	$1,161	$888
_________________
(a)    Expenses are included within aircraft rent, station operations, maintenance, materials and repairs and other operating within the Company’s condensed consolidated statements of operations.
During the three and nine months ended September 30, 2026 and 2025, the Company acquired, through new or modified operating leases, operating lease assets totaling $209 million, $840 million, $167 million and $725 million, respectively, which are included in operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. During the three months ended September 30, 2026, in connection with the Second Early Return Agreement, the Company reduced operating lease right-of-use assets and liabilities due to the lease modification remeasurement totaling $254 million and $261 million, respectively. During the nine months ended September 30, 2026, in connection with the Early Return Agreement and Second Early Return Agreement (collectively, the “Early Return Agreements”), the Company reduced operating lease right-of-use assets and liabilities due to the lease modification remeasurement totaling $673 million and $686 million, respectively. During the three and nine months ended September 30, 2026 and 2025, the Company paid cash of $198 million, $609 million, $184 million, and $540 million, respectively, for amounts included in the measurement of lease liabilities.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

7. Stock-Based Compensation
During the three and nine months ended September 30, 2026 and 2025, the Company recognized $6 million, $15 million, $5 million, and $16 million, respectively, in stock-based compensation expense, which is included as a component of salaries, wages and benefits within the Company’s condensed consolidated statements of operations.
Stock Options
There were no stock options granted during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, no vested stock options were exercised. As of September 30, 2026, the weighted-average exercise price of outstanding stock options was $9.49 per share.
Restricted Stock Units
During the nine months ended September 30, 2026, 3,103,973 restricted stock units were issued with a weighted-average grant date fair value of $5.41 per share. During the nine months ended September 30, 2026, 1,810,917 restricted stock units vested, of which 508,077 restricted stock units were withheld to cover employees’ tax withholding obligations, with a weighted-average grant date fair value of $6.87 and $8.01 per share, respectively.
Performance Stock Units
During the nine months ended September 30, 2026, 1,063,239 performance stock units (“PSUs”) were issued, of which 550,886 PSUs were issued with a non-market-based performance condition and a weighted-average grant date fair value of $5.65 per share, and the remaining 512,353 PSUs were issued with a market-based condition and a weighted-average grant date fair value of $9.49 per share. During the nine months ended September 30, 2026, 41,626 PSUs vested, of which 11,243 PSUs were withheld to cover employees’ tax withholding obligations, each with a weighted-average grant date fair value of $11.50 per share.
Stockholders’ Equity
As of September 30, 2026 and December 31, 2025, the Company had authorized common stock (voting), common stock (non-voting) and preferred stock of 750,000,000, 150,000,000 and 10,000,000 shares, respectively, of which only common stock (voting) were issued and outstanding. All classes of equity have a par value of $0.001 per share.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

8. Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2026, the Company’s firm aircraft and engine purchase orders consisted of the following:

	A320neo	A321neo	Total Aircraft(a)	Engines
Year Ending
Remainder of 2026	—	5	5	1
2027	—	8	8	3
2028	9	11	20	2
2029	—	15	15	5
2030	—	22	22	7
Thereafter	3	78	81	2
Total	12	139	151	20
__________________
(a)    While the schedule presented above reflects the contractual delivery dates as of September 30, 2026, the Company continues to experience delays in the deliveries of Airbus aircraft which may persist in future periods.
The Company is party to certain aircraft and engine purchase agreements that provide for, among other things, varying purchase incentives. These purchase incentives are allocated proportionally by aircraft or engine type over the remaining aircraft or engines to be delivered so that each aircraft’s or engine’s capitalized cost upon induction would be equal. Therefore, as cash paid for deliveries is greater than the capitalized cost due to the allocation of these purchase incentives, a deferred purchase incentive is recognized, which will ultimately be offset by future deliveries of aircraft or engines with lower cash payments than their associated capitalized cost. As of September 30, 2026 and December 31, 2025, the Company had $57 million and $81 million, respectively, of deferred purchase incentives recognized within other assets on the Company’s condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company had $47 million and $52 million, respectively, of deferred purchase incentives recognized within other long-term liabilities on the Company’s condensed consolidated balance sheets.
As of September 30, 2026, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and PDPs, consisted of the following (in millions):

Total
Year Ending
Remainder of 2026	$318
2027	533
2028	1,224
2029	1,045
2030	1,557
Thereafter	5,510
Total	$10,187

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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employees
The Company has seven union-represented employee groups that together represented approximately 87% of all employees as of September 30, 2026. The table below sets forth the Company’s employee groups and status of the collective bargaining agreements as of September 30, 2026:

			Percentage of Workforce
Employee Group	Representative	Amendable Date(a)	September 30, 2026
Pilots	Air Line Pilots Association (“ALPA”)	January 2024(b)	28%
Flight Attendants	Association of Flight Attendants (“AFA-CWA”)	May 2024(c)	51%
Aircraft Technicians	International Brotherhood of Teamsters (“IBT”)	September 2031(d)	6%
Aircraft Appearance Agents	IBT	July 2030	1%
Dispatchers	Transport Workers Union (“TWU”)	August 2028	1%
Material Specialists	IBT	November 2030	<1%
Maintenance Controllers	IBT	December 2030	<1%
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
(d)    During the three months ended September 30, 2026, the Company executed a new collective bargaining agreement with IBT representing its aircraft technicians.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical and dental claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company had accrued $7 million for health care claims estimated to be incurred but not yet paid as of both September 30, 2026 and December 31, 2025, which are included as a component of other current liabilities on the Company’s condensed consolidated balance sheets.
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
The following table sets forth the computation of earnings (loss) per share on a basic and diluted basis for the periods indicated (in millions, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$(104)	$(77)	$(466)	$(190)
Weighted-average common shares outstanding, basic	230,242,641	228,174,036	229,882,164	227,515,630
Earnings (loss) per share, basic	$(0.45)	$(0.34)	$(2.03)	$(0.84)
Diluted:
Net income (loss)	$(104)	$(77)	$(466)	$(190)

Weighted-average common shares outstanding, basic	230,242,641	228,174,036	229,882,164	227,515,630
Effect of dilutive potential common shares	—	—	—	—
Weighted-average common shares outstanding, diluted	230,242,641	228,174,036	229,882,164	227,515,630

Earnings (loss) per share, diluted	$(0.45)	$(0.34)	$(2.03)	$(0.84)
Due to the net loss for each of the three and nine months ended September 30, 2026 and 2025, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

10. Income Taxes
When a reliable estimate cannot be made, the Company computes the interim income tax provision based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company has calculated its effective tax rate using the discrete method for the three and nine months ended September 30, 2026 and 2025.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 0% and a benefit of 2.7%, respectively, on pre-tax losses, compared to an expense of 1.3% and 2.2%, respectively, on pre-tax losses for the three and nine months ended September 30, 2025. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was lower than the statutory rate primarily due to nonrecognition of current period tax benefits due to the valuation allowance recorded for U.S. federal and state net operating losses.
In assessing the sources of taxable income and the need for a valuation allowance, the Company considers all available positive and negative evidence, which includes a recent history of cumulative losses. As of September 30, 2026, it was more likely than not that the benefit from a portion of its federal, state and foreign deferred tax assets will not be realized. Accordingly, as of September 30, 2026, the Company had a valuation allowance of $161 million against its deferred tax assets, primarily U.S. federal, state and foreign net operating loss carryforwards. During the three months ended September 30, 2026, the Company recorded a valuation allowance against its deferred tax assets, primarily U.S. federal, state and foreign net operating loss carryforwards, of $20 million, $2 million, and $1 million, respectively. During the nine months ended September 30, 2026, the Company recorded a valuation allowance against its deferred tax assets, primarily for U.S. federal, state and foreign net operating loss carryforwards of $85 million, $8 million, and $3 million, respectively.
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

FRONTIER GROUP HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash are comprised of liquid money market funds, time deposits, and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. Cash, cash equivalents and restricted cash are carried at cost, which management believes approximates fair value. As of September 30, 2026 and December 31, 2025, the Company had $18 million and $17 million, respectively, of restricted cash as a component of cash and cash equivalents on the Company’s condensed consolidated balance sheets.
Debt
The estimated fair value of the Company’s debt agreements has been determined to be a Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 debt.
The carrying amounts and estimated fair values of the Company’s debt are as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Secured debt:
Pre-delivery Credit Facilities	$180	$182	$348	$352
2025-1 EETCs	100	100	105	109
Unsecured debt:
Affinity card advance purchase of miles	140	125	101	100
PSP Promissory Notes	66	65	66	65
Total debt	$486	$472	$620	$626
The tables below present disclosures about the fair value of assets and liabilities measured at fair value on a recurring basis on the Company’s condensed consolidated balance sheets (in millions):

		Fair Value Measurements as of September 30, 2026
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$976	$976	$—	$—

		Fair Value Measurements as of December 31, 2025
Description	Balance Sheet Classification	Total	Level 1	Level 2	Level 3
Cash, cash equivalents and restricted cash	Cash and cash equivalents	$671	$671	$—	$—
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2025 and September 30, 2026.

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
Recent Developments
Macroeconomic Conditions. Recent geopolitical tensions and military conflict in the Middle East, including developments involving Iran, have contributed to volatility in global energy markets. Higher crude oil prices can increase our jet fuel costs, which we experienced during the three and nine months ended September 30, 2026. In addition, related instability may create supply chain challenges affecting aircraft parts and other operational inputs. Continued uncertainty or further escalation could pressure our operating costs and negatively affect our financial performance. We continue to monitor the situation and the related impacts to our business.
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
Labor. In September 2026, we entered into a collective bargaining contract ratification with the union representing our aircraft technicians. Further, we are currently in negotiations with the unions which represent our pilots and flight attendants regarding their next labor contracts. Please refer to “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” for additional information.
Legal/Regulatory. During 2025, we obtained a revised preliminary assessment in the amount of $133 million related to the applicability of federal excise tax to certain optional ancillary products and services. We established reserves for certain fees subject to the assessment where we believe a loss for this matter is probable and estimable and we are contesting the assessment.
We previously received an immaterial audit assessment from the U.S. Transportation Security Administration (the “TSA”) that covered the third quarter of 2016 through the fourth quarter of 2018 and related to the remittance of TSA fees where flight credits expired unused (the “2016-2018 Audit”). We appealed this assessment to the United States Tenth Circuit Court of Appeals. In addition, we are under audit by the TSA for the period from the fourth quarter of 2019 through the fourth quarter of 2022 (the “2019-2022 Audit”). In April 2026, we lost our appeal regarding the 2016-2018 Audit and received a preliminary assessment for the 2019-2022 Audit in the amount of $42 million, which mainly covered remittance of TSA fees where flight credits expired unused as well as for other passengers that purchased tickets and did not travel. During the nine months ended September 30, 2026, we recorded a one-time charge related to prior periods of $73 million (the “TSA Reserve”) for the 2016-2018 Audit and 2019-2022 Audit periods, which is largely related to remittance of TSA fees for passengers that purchased tickets and did not travel and is included in other current liabilities and other long-term liabilities on our condensed consolidated balance sheets and in passenger revenues within our condensed consolidated statements of operations. We could be subject to further TSA audit examinations and resulting assessments.
Product. In July 2026, we announced that the first Starlink-equipped aircraft will launch in 2027 and deployment of high-speed Wi-Fi to the rest of our fleet will follow. Starlink will be our first offering of Wi-Fi and enhance the inflight experience for our customers.

Fleet. In March 2026, we entered into an agreement (the “Early Return Agreement”) to terminate the leases associated with 24 A320neo aircraft. As of September 30, 2026, all 24 aircraft have been returned and removed from the fleet. For the three and nine months ended September 30, 2026, we recognized $3 million and $212 million, respectively, of expenses related to the Early Return Agreement, which includes one-time charges for lease return costs, costs related to the write-off of non-recoverable capitalized prepaid maintenance, accelerated depreciation of capitalized maintenance, and costs related to commitment fees.
In August 2026, we entered into an agreement (the “Second Early Return Agreement”) to terminate the leases associated with 13 A320neo aircraft. As of October 2026, all 13 aircraft have been returned and removed from the fleet. For the three months ended September 30, 2026, we recognized $134 million of operating expenses related to the Second Early Return Agreement, which includes one-time charges for lease return costs and costs related to the write-off of non-recoverable capitalized prepaid maintenance and accelerated depreciation of capitalized maintenance. For additional information related to the Early Return Agreement and the Second Early Return Agreement (collectively the “Early Return Agreements”) please refer to “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases.” In addition, during the third quarter of 2026 and in conjunction with our fleet optimization strategy, we entered into 10 direct leases for A321neo aircraft.
In June 2026, we entered into an agreement with an existing lessor (the “Aircraft Sale Agreement”) to sell 11 A321neo aircraft at the time of delivery from our existing purchase agreement. The 11 aircraft include 3 deliveries expected in the fourth quarter of 2026 and 8 deliveries anticipated in the first half of 2027.
Overview
The following table provides select financial and operational information for the three and nine months ended September 30, 2026 and 2025 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total operating revenues	$1,355	$886	$3,626	$2,727
Total operating expenses	$1,463	$963	$4,114	$2,925
Pre-tax income (loss)	$(104)	$(76)	$(479)	$(186)
Adjusted pre-tax income (loss)	$39	$(76)	$(54)	$(186)
Available seat miles (“ASMs”)	11,419	9,689	32,331	29,951
Earnings (loss) per share, diluted	$(0.45)	$(0.34)	$(2.03)	$(0.84)
Revenues
Total operating revenues for the three months ended September 30, 2026 totaled $1,355 million, an increase of 53% compared to the three months ended September 30, 2025. This was primarily due to the 30% increase in revenue per available seat mile (“RASM”), driven by a 30% increase in total revenue per passenger as compared to the corresponding prior year period. Capacity, as measured by ASMs, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, increased by 18%.
Total operating revenues for the nine months ended September 30, 2026 totaled $3,626 million, an increase of 33% compared to the nine months ended September 30, 2025. This was primarily due to the 23% increase in RASM, driven by an 18% increase in total revenue per passenger and a 0.9-point increase in load factor for the nine months ended September 30, 2026, as compared to the corresponding prior year period. Capacity, as measured by ASMs, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, increased by 8%.
Adjusted RASM, a non-GAAP measure, increased from 9.10¢ during the nine months ended September 30, 2025 to 11.44¢ during the nine months ended September 30, 2026. For the nine months ended September 30, 2026, Adjusted RASM excludes the impact of $73 million related to the TSA Reserve associated with prior periods. There were no adjustments for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.
Operating Expenses
Total operating expenses during the three months ended September 30, 2026 increased to $1,463 million, resulting in a cost per available seat mile (“CASM”) of 12.81¢, an increase of 29%, as compared to the three months ended September 30, 2025. Fuel expense for the three months ended September 30, 2026 was $191 million higher than the corresponding prior year period. The 82% increase in fuel expense for the three months ended September 30, 2026 was driven by a 56% increase in fuel cost per gallon and a 16% increase in fuel gallons consumed.
Our non-fuel expenses increased by 42% during the three months ended September 30, 2026, as compared to the corresponding prior year period, driven primarily by expenses related to the Second Early Return Agreement to terminate the leases associated with 13 A320neo aircraft. The 42% increase was also driven by higher operations, as measured by capacity and departures, as well as higher aircraft rent due to increased lease return costs, and a decrease in sale-leaseback transactions resulting in decreased sale-leaseback gains. CASM (excluding fuel), a non-GAAP measure, increased 21% to 9.09¢, on an 18% increase in capacity, for the three months ended September 30, 2026, as compared to the corresponding prior year period, due to the aforementioned drivers of increased non-fuel expenses.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 7.53¢ for the three months ended September 30, 2025 to 7.84¢ for the three months ended September 30, 2026. For the three months ended September 30, 2026, Adjusted CASM (excluding fuel) also excludes the impact of $136 million in expenses related to the Early Return Agreements and the $6 million expense relating to the collective bargaining contract ratification. There were no adjustments for the three months ended September 30, 2025.
Total operating expenses during the nine months ended September 30, 2026 increased to $4,114 million, resulting in a CASM of 12.73¢, an increase of 30% compared to the nine months ended September 30, 2025. Fuel expense for the nine months ended September 30, 2026 was $427 million higher than the corresponding prior year period. The 61% increase in fuel expense for the nine months ended September 30, 2026 was driven by the 49% increase in fuel cost per gallon and an 8% increase in fuel gallons consumed.
Our non-fuel expenses increased by 34% during the nine months ended September 30, 2026, as compared to the corresponding prior year period, driven primarily by expenses related to the Early Return Agreements, higher aircraft rent due to increased lease return costs driven by a larger fleet, increased station, employee, and maintenance costs, and a decrease in sale-leaseback gains. CASM (excluding fuel), a non-GAAP measure, increased 24% to 9.23¢, on an 8% increase in capacity, for the nine months ended September 30, 2026, as compared to the corresponding prior period due to the aforementioned drivers of increased non-fuel expenses.
Adjusted CASM (excluding fuel), a non-GAAP measure, increased from 7.42¢ for the nine months ended September 30, 2025 to 8.15¢ for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, Adjusted CASM (excluding fuel) also excludes the impact of $345 million in expenses relating to the Early Return Agreements and $6 million in expenses related to aircraft technicians collective bargaining contract ratification. There were no adjustments for the nine months ended September 30, 2025.
Net Income (Loss)
We generated a net loss of $104 million during the three months ended September 30, 2026, compared to a net loss of $77 million for the three months ended September 30, 2025. Considering the aforementioned non-GAAP adjustments, as well as $1 million of commitment fees related to the Early Return Agreement, and $1 million of related tax benefit, our adjusted net income, a non-GAAP measure, was $40 million for the three months ended

September 30, 2026. There were no non-GAAP adjustments to net loss during the three months ended September 30, 2025.
We generated a net loss of $466 million during the nine months ended September 30, 2026, compared to a net loss of $190 million for the nine months ended September 30, 2025. Considering the aforementioned non-GAAP adjustments, as well as $1 million of commitment fees related to the Early Return Agreement, and $9 million of related tax expense, our adjusted net loss, a non-GAAP measure, was $50 million for the nine months ended September 30, 2026. There were no non-GAAP adjustments to net loss during the nine months ended September 30, 2025.
For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Results of Operations — Reconciliation of GAAP to Non-GAAP Financial Data.”, “Results of Operations — Reconciliation of Revenue to Adjusted Revenue”, and “Results of Operations — Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Pre-Tax Income (Loss) to Adjusted Pre-Tax Income (Loss), and Net Income (Loss) to EBITDA, EBITDAR, Adjusted EBITDA, and Adjusted EBITDAR.”
Liquidity
As of September 30, 2026, our total available liquidity was $1,178 million, consisting of $958 million of unrestricted cash and cash equivalents and availability under our revolving line of credit (the “Revolving Loan Facility”).
Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Operating Revenues

	Three Months Ended September 30,		Change
	2026	2025
Operating revenues ($ in millions):
Passenger	$1,327	$854	$473	55%
Other	28	32	(4)	(13)%
Total operating revenues	$1,355	$886	$469	53%

Operating statistics:
ASMs (millions)	11,419	9,689	1,730	18%
Revenue passenger miles (“RPMs”) (millions)	9,000	7,815	1,185	15%
Average stage length (miles)	891	917	(26)	(3)%
Load factor	78.8%	80.7%	(1.9) pts	N/A
RASM (¢)	11.87	9.14	2.73	30%
Fare revenue per passenger ($)	67.82	39.74	28.08	71%
Total revenue per passenger ($)	138.22	106.44	31.78	30%
Passengers (thousands)	9,805	8,325	1,480	18%

Total operating revenue increased $469 million, or 53%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Revenue was favorably impacted by the 30% increase to RASM, driven by a 30% increase in total revenue per passenger, led by fare revenue per passenger, and a 3% decrease in average stage length, supported by a 19% increase in departures, partially offset by a 1.9-point reduction in load factor, as compared to the corresponding prior year period. The 18% increase in capacity, as measured by ASMs, was primarily driven by an 18% increase in average daily aircraft utilization as compared to the corresponding prior year period.
Operating Expenses

	Three Months Ended September 30,		Change		Cost per ASM				Change
	2026	2025			2026		2025
Operating expenses ($ in millions):(a)
Aircraft fuel	$425	$234	$191	82%	3.72	¢	2.42	¢	54%
Salaries, wages and benefits	275	251	24	10%	2.41		2.59		(7)%
Aircraft rent	301	181	120	66%	2.64		1.87		41%
Station operations	218	173	45	26%	1.91		1.79		7%
Maintenance, materials and repairs	89	52	37	71%	0.78		0.54		44%
Sales and marketing	49	38	11	29%	0.43		0.39		10%
Depreciation and amortization	59	24	35	146%	0.52		0.25		108%
Other operating	47	10	37	370%	0.40		0.10		300%
Total operating expenses	$1,463	$963	$500	52%	12.81	¢	9.95	¢	29%

Operating statistics:
ASMs (millions)	11,419	9,689	1,730	18%
Average stage length (miles)	891	917	(26)	(3)%
Passengers (thousands)	9,805	8,325	1,480	18%
Departures	59,703	50,141	9,562	19%
CASM (excluding fuel) (¢)(b)	9.09	7.53	1.56	21%
Adjusted CASM (excluding fuel) (¢)(b)	7.84	7.53	0.31	4%
Fuel cost per gallon ($)	3.96	2.54	1.42	56%
Fuel gallons consumed (thousands)	107,214	92,188	15,026	16%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Aircraft Fuel. Aircraft fuel expense increased by $191 million, or 82%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to the 56% increase in fuel cost per gallon as well as a 16% increase in fuel gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $24 million, or 10%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to higher crew costs and costs related to the collective bargaining contract ratification with our aircraft technicians, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $120 million, or 66%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to higher aircraft lease return expense, driven by the Second Early Return Agreement.

Station Operations. Station operations expense increased by $45 million, or 26%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increased airport operations driven by an 18% increase in passengers and a 19% increase in departures as well as an increase in airport cost sharing arrangements.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $37 million, or 71%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase was primarily due to the write-off of non-recoverable prepaid maintenance balances related to the Second Early Return Agreement and higher engine repair costs.
Sales and Marketing. Sales and marketing expense increased by $11 million, or 29%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to the increase in credit card fees as a result of the 55% increase in passenger revenue, partially offset by a decrease in third-party distribution channel fees. The following table presents our distribution channel mix:

	Three Months Ended September 30,		Change
Distribution Channel	2026	2025
Our website, mobile app and other direct channels	70%	68%	2	pts
Third-party channels	30%	32%	(2)	pts
Depreciation and Amortization. Depreciation and amortization expense increased by $35 million, or 146%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to the accelerated depreciation on capitalized maintenance costs related to the Second Early Return Agreement.
Other Operating Expense. Other operating expenses increased by $37 million, or 370%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase was primarily driven by the decrease in sale-leaseback gains as a result of four aircraft inductions compared to two aircraft inductions and six engine inductions in the corresponding prior year period.
Other Income (Expense). Other income increased by $3 million, or 300%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to higher interest income from higher balances in interest-bearing cash accounts and decreased interest expense, driven by lower principal balances on our debt, partially offset by lower capitalized interest.
Income Taxes. Our effective tax rate for the three months ended September 30, 2026 was 0% on pre-tax loss, compared to an expense of 1.3% on a pre-tax loss for the three months ended September 30, 2025. The primary difference between the effective tax rate and the federal statutory rate was related to the increase in our valuation allowance relating to U.S. federal and state net operating loss. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Results of Operations
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating Revenues

	Nine Months Ended September 30,		Change
	2026	2025
Operating revenues ($ in millions):
Passenger	$3,514	$2,636	$878	33%
Other	112	91	21	23%
Total operating revenues	$3,626	$2,727	$899	33%

Operating statistics:
ASMs (millions)	32,331	29,951	2,380	8%
RPMs (millions)	25,601	23,451	2,150	9%
Average stage length (miles)	895	928	(33)	(4)%
Load factor	79.2%	78.3%	0.9 pts	N/A
RASM (¢)	11.22	9.10	2.12	23%
Fare revenue per passenger ($)	62.01	41.70	20.31	49%
Total revenue per passenger ($)	130.17	110.56	19.61	18%
Adjusted RASM (¢)(a)	11.44	9.10	2.34	26%
Adjusted fare revenue per passenger ($)(a)	62.46	41.70	20.76	50%
Adjusted total revenue per passenger ($)(a)	132.79	110.56	22.23	20%
Passengers (thousands)	27,859	24,663	3,196	13%
__________________
(a)These metrics are not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Total operating revenue increased $899 million, or 33%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Revenue was favorably impacted by the 23% increase in RASM, driven by an 18% increase in total revenue per passenger, led by fare revenue per passenger, a 4% decrease in average stage length, supported by an 11% increase in departures and a 0.9-point increase in load factor as compared to the corresponding prior year period. In addition, capacity, as measured by ASMs, for the nine months ended September 30, 2026, increased by 8% primarily due to the 8% increase in average aircraft in service as compared to the nine months ended September 30, 2025. Revenue was unfavorably impacted by the TSA Reserve related to prior periods of $73 million incurred during the nine months ended September 30, 2026.

Operating Expenses

	Nine Months Ended September 30,		Change		Cost per ASM				Change
	2026	2025			2026		2025
Operating expenses ($ in millions):(a)
Aircraft fuel	$1,129	$702	$427	61%	3.50	¢	2.35	¢	49%
Salaries, wages and benefits	812	754	58	8%	2.51		2.52		—%
Aircraft rent	832	536	296	55%	2.57		1.79		44%
Station operations	607	531	76	14%	1.88		1.77		6%
Maintenance, materials and repairs	295	150	145	97%	0.91		0.50		82%
Sales and marketing	140	118	22	19%	0.43		0.39		10%
Depreciation and amortization	177	65	112	172%	0.55		0.22		150%
Other operating	122	69	53	77%	0.38		0.23		65%
Total operating expenses	$4,114	$2,925	$1,189	41%	12.73	¢	9.77	¢	30%

Operating statistics:
ASMs (millions)	32,331	29,951	2,380	8%
Average stage length (miles)	895	928	(33)	(4)%
Passengers (thousands)	27,859	24,663	3,196	13%
Departures	169,867	153,646	16,221	11%
CASM (excluding fuel) (¢)(b)	9.23	7.42	1.81	24%
Adjusted CASM (excluding fuel) (¢)(b)	8.15	7.42	0.73	10%
Fuel cost per gallon ($)	3.70	2.48	1.22	49%
Fuel gallons consumed (thousands)	304,965	282,827	22,138	8%
__________________
(a)Cost per ASM figures may not recalculate due to rounding.
(b)These metrics are not calculated in accordance with GAAP. For the reconciliation to the corresponding GAAP measures of the aforementioned non-GAAP adjusted measures, see “Reconciliation of GAAP to Non-GAAP Financial Data.”
Aircraft Fuel. Aircraft fuel expense increased by $427 million, or 61%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to a 49% increase in fuel cost per gallon as well as an 8% increase in fuel gallons consumed, driven by higher capacity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $58 million, or 8%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to higher crew costs and costs related to the collective bargaining contract ratification with our aircraft technicians, as compared to the corresponding prior year period.
Aircraft Rent. Aircraft rent expense increased by $296 million, or 55%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to additional lease return expense, in part related to the Early Return Agreements, and increased aircraft and engine rent due to a larger fleet.
Station Operations. Station operations expense increased by $76 million, or 14%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased airport operations driven by a 13% increase in passengers and an 11% increase in departures as well as an increase in airport cost sharing arrangements.
Maintenance, Materials and Repairs. Maintenance, materials and repair expense increased by $145 million, or 97%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30,

2025. This increase was primarily due to the write-off of non-recoverable prepaid maintenance balances related to the Early Return Agreements, as well as higher engine repair costs and the timing of aircraft inspections and related material costs, driven by an 8% increase in average aircraft in service.
Sales and Marketing. Sales and marketing expense increased by $22 million, or 19%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in credit card fees as a result of the 33% increase in total operating revenue partially offset by a decrease in third-party distribution channel fees. The following table presents our distribution channel mix:

	Nine Months Ended September 30,		Change
Distribution Channel	2026	2025
Our website, mobile app and other direct channels	70%	70%	—	pt
Third-party channels	30%	30%	—	pt
Depreciation and Amortization. Depreciation and amortization expense increased by $112 million, or 172%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to the accelerated depreciation on capitalized maintenance costs related to the Early Return Agreements and an increase in capitalized maintenance depreciation due to a larger fleet.
Other Operating Expense. Other operating expenses increased by $53 million, or 77%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily driven by the decrease in sale-leaseback gains, as a result of 17 aircraft inductions compared to 9 aircraft inductions and 8 engine inductions in the corresponding prior year period, and increased taxes, outside services, and travel costs.
Other Income (Expense). Other income decreased by $3 million, or 25%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to lower capitalized interest, partially offset by higher interest income, driven by higher balances in interest-bearing cash accounts.
Income Taxes. Our effective tax rate for the nine months ended September 30, 2026 was a benefit of 2.7% on pre-tax loss, compared to an expense of 2.2% on pre-tax loss for the nine months ended September 30, 2025. The primary difference between the effective tax rate and the federal statutory rate was related to the increase in our valuation allowance relating to U.S. federal and state net operating loss. Please refer to “Notes to Condensed Consolidated Financial Statements — 10. Income Taxes” for additional information.

Reconciliation of GAAP to Non-GAAP Financial Data

	Three Months Ended September 30,
	2026		2025
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
CASM		12.81		9.95
Aircraft fuel	(425)	(3.72)	(234)	(2.42)
CASM (excluding fuel)(b)		9.09		7.53
Early Return Agreement(c)	(2)	(0.03)	—	—
Second Early Return Agreement(d)	(134)	(1.17)	—	—
Collective Bargaining Contract Ratification(e)	(6)	(0.05)	—	—
Adjusted CASM (excluding fuel)(b)		7.84		7.53
Aircraft fuel	425	3.72	234	2.42
Adjusted CASM(f)		11.56		9.95
Net interest expense (income)	(4)	(0.03)	(1)	(0.01)
Early Return Agreement(g)	(1)	(0.01)	—	—
Adjusted CASM + net interest(h)		11.52		9.94

CASM		12.81		9.95
Net interest expense (income)	(4)	(0.03)	(1)	(0.01)
CASM + net interest(h)		12.78		9.94
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
(c)In connection with the Early Return Agreement to early terminate the leases associated with 24 A320neo aircraft, we incurred non-recurring charges of $2 million of lease return costs recorded in aircraft rent within the condensed consolidated statement of operations during the three months ended September 30, 2026. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
(d)We entered into the Second Early Return Agreement to early terminate the leases associated with 13 A320neo aircraft and as a result incurred non-recurring charges of $134 million within the condensed consolidated statement of operations during the three months ended September 30, 2026. The $134 million includes $84 million of lease return costs recorded in aircraft rent; $31 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization; $26 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs; and $(7) million of a reversal of previously accrued lease return costs recorded in aircraft rent. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
(e)We entered into an agreement with the union representing our aircraft technicians effective September 2026, and as a result incurred a one-time charge of $6 million related to a contract ratification incentive recorded in salaries, wages and benefits within the condensed consolidated statement of operations during the three months ended September 30, 2026.
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

(g)In connection with the Early Return Agreement, we incurred charges of $1 million of commitment fees related to lease return costs payable in future years recorded in interest expense within the condensed consolidated statement of operations during the three months ended September 30, 2026.
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
Reconciliation of GAAP to Non-GAAP Financial Data

	Nine Months Ended September 30,
	2026		2025
	($ in millions)	Per ASM (¢)	($ in millions)	Per ASM (¢)
Non-GAAP financial data:(a)
RASM		11.22		9.10
TSA Reserve(b)	73	0.22	—	—
Adjusted RASM (¢)(c)		11.44		9.10

CASM		12.73		9.77
Aircraft fuel	(1,129)	(3.50)	(702)	(2.35)
CASM (excluding fuel)(d)		9.23		7.42
Early Return Agreement(e)	(211)	(0.65)	—	—
Second Early Return Agreement(f)	(134)	(0.41)	—	—
Collective bargaining contract ratification(g)	(6)	(0.02)	—	—
Adjusted CASM (excluding fuel)(d)		8.15		7.42
Aircraft fuel	1,129	3.49	702	2.35
Adjusted CASM(h)		11.64		9.77
Net interest expense (income)	(9)	(0.03)	(12)	(0.04)
Early Return Agreement(i)	(1)	—	—	—
Adjusted CASM + net interest(j)		11.61		9.73

CASM		12.73		9.77
Net interest expense (income)	(9)	(0.03)	(12)	(0.04)
CASM + net interest(j)		12.70		9.73
__________________
(a)Revenue and cost per ASM figures may not recalculate due to rounding.
(b)We received a court ruling relating to the remittance of TSA fees for unused travel covering the 2016-2018 Audit that resulted in a $73 million charge, the TSA Reserve, that covers probable losses in prior years subject to audit that were recorded in passenger revenue within the condensed consolidated statement of operations during the nine months ended September 30, 2026. See “Notes to the Condensed Consolidated Financial Statements — 8. Commitments and Contingencies” and “Reconciliation of Revenue to Adjusted Revenue” for additional information.
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
(e)We entered into the Early Return Agreement to early terminate the leases associated with 24 A320neo aircraft and as a result incurred non-recurring charges of $211 million within the condensed consolidated statement of operations during the nine months ended September 30, 2026. The $211 million includes $81 million of lease return costs recorded in aircraft rent; $73 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs; $63 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization; and $(6) million of a reversal of previously accrued lease return costs recorded in aircraft rent. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
(f)We entered into the Second Early Return Agreement to early terminate the leases associated with 13 A320neo aircraft and as a result incurred non-recurring charges of $134 million within the condensed consolidated statement of operations during the nine months ended September 30, 2026. The $134 million includes $84 million of lease return costs recorded in aircraft rent; $31 million of accelerated depreciation expense related to the remeasurement of useful lives of capitalized maintenance recorded in depreciation and amortization; $26 million related to the write-off of non-recoverable capitalized prepaid maintenance balances recorded in maintenance, materials and repairs; and $(7) million of a reversal of previously accrued lease return costs recorded in aircraft rent. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
(g)We entered into an agreement with the union representing our aircraft technicians effective September 2026, and as a result incurred a one-time charge of $6 million related to a contract ratification incentive recorded in salaries, wages and benefits within the condensed consolidated statement of operations during the nine months ended September 30, 2026.
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
(i)In connection with the Early Return Agreement, we incurred charges of $1 million of commitment fees related to lease return costs payable in future years recorded in interest expense within the condensed consolidated statement of operations during the nine months ended September 30, 2026.
(j)Adjusted CASM including net interest and CASM including net interest are included as supplemental disclosures because we believe they are useful metrics to properly compare our cost management and performance to other peers that may have different capital structures and financing strategies, particularly as it relates to financing primary operating assets such as aircraft and engines. Additionally, we believe Adjusted CASM including net interest is useful because it removes certain items that may not be indicative of our base operating performance or future results. Adjusted CASM including net interest and CASM including net interest are not determined in accordance with GAAP, may not be comparable across all carriers and should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation of Revenue to Adjusted Revenue

	Nine Months Ended September 30,
	2026		2025
	($ in millions)	Per Passenger $	($ in millions)	Per Passenger $
Non-GAAP financial data:(a)(b)
Fare revenue:	1,727	62.01	1,028	41.70
TSA Reserve	13	0.45	—	—
Adjusted fare revenue:(c)	1,740	62.46	1,028	41.70

Non-fare passenger revenue:	1,787	64.12	1,608	65.18
TSA Reserve	60	2.17	—	—
Adjusted non-fare revenue:(c)	1,847	66.29	1,608	65.18

Other revenue:	112	4.04	91	3.68
TSA Reserve	—	—	—	—
Adjusted other revenue:(c)	112	4.04	91	3.68

Total ancillary revenue:	1,899	68.16	1,699	68.86
TSA Reserve	60	2.17	—	—
Adjusted total ancillary revenue:(c)	1,959	70.33	1,699	68.86

Total revenue:	3,626	130.17	2,727	110.56
TSA Reserve	73	2.62	—	—
Adjusted total revenue:(c)	3,699	132.79	2,727	110.56
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Non-GAAP financial data:
Pre-tax income (loss)	$(104)	$(76)	$(479)	$(186)
Net income (loss)	$(104)	$(77)	$(466)	$(190)
Adjusted pre-tax income (loss)(a)	$39	$(76)	$(54)	$(186)
Adjusted net income (loss)(a)	$40	$(77)	$(50)	$(190)
EBITDA(a)	$(49)	$(53)	$(311)	$(133)
EBITDAR(b)	$252	$128	$521	$403
Adjusted EBITDA(a)	$62	$(53)	$19	$(133)
Adjusted EBITDAR(b)	$284	$128	$699	$403
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Adjusted net income (loss) reconciliation:
Net income (loss)	$(104)	$(77)	$(466)	$(190)
Non-GAAP Adjustments(a):
TSA Reserve	—	—	73	—
Early Return Agreement	3	—	212	—
Second Early Return Agreement	134	—	134	—
Collective Bargaining Contract Ratification	6	—	6	—
Pre-tax impact	143	—	425	—
Tax benefit (expense), related to non-GAAP adjustments	1	—	(9)	—
Net income (loss) impact	$144	$—	$416	$—

Adjusted net income (loss)	$40	$(77)	$(50)	$(190)

Adjusted pre-tax income (loss) reconciliation:
Income (loss) before income taxes	$(104)	$(76)	$(479)	$(186)
Pre-tax impact	143	—	425	—
Adjusted pre-tax income (loss)	$39	$(76)	$(54)	$(186)

EBITDA, EBITDAR, Adjusted EBITDA and Adjusted EBITDAR reconciliation:
Net income (loss)	$(104)	$(77)	$(466)	$(190)
Plus (minus):
Interest expense	12	15	34	34
Capitalized interest	(5)	(10)	(19)	(26)
Interest income and other	(11)	(6)	(24)	(20)
Income tax expense (benefit)	—	1	(13)	4
Depreciation and amortization	59	24	177	65
EBITDA	(49)	(53)	(311)	(133)
Plus: Aircraft rent	301	181	832	536
EBITDAR	$252	$128	$521	$403

EBITDA	$(49)	$(53)	$(311)	$(133)
Plus (minus)(a)
TSA Reserve	—	—	73	—
Early Return Agreement(b)	2	—	148	—
Second Early Return Agreement(b)	103	—	103	—
Collective Bargaining Contract Ratification	6	—	6	—
Adjusted EBITDA	$62	$(53)	$19	$(133)
Plus: Aircraft rent	301	181	832	536
Minus: Early Return Agreement(c)	(2)	—	(75)	—
Minus: Second Early Return Agreement(c)	(77)	—	(77)	—
Adjusted EBITDAR	$284	$128	$699	$403

___________________
(a)See “Reconciliation of GAAP to Non-GAAP Financial Data” above for discussion of adjusting items.
(b)Represents lease termination costs and write-off of non-recoverable capitalized maintenance costs associated with the Early Return Agreements. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.
(c)Represents lease termination costs related to aircraft rent associated with the Early Return Agreements. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases” for additional information.

Comparative Operating Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2026 and 2025. These operating statistics are provided because they are commonly used in the airline industry and, as such, allow readers to compare our performance against our results for the corresponding prior year period, as well as against the performance of our peers.

	Three Months Ended September 30,			Change	Nine Months Ended September 30,			Change
	2026	2025			2026	2025
Operating statistics(a)
ASMs (millions)	11,419	9,689		18%	32,331	29,951		8%
Departures	59,703	50,141		19%	169,867	153,646		11%
Average stage length (miles)	891	917		(3)%	895	928		(4)%
Block hours	154,241	131,019		18%	442,277	407,904		8%
Average aircraft in service	163	163		—%	171	159		8%
Aircraft – end of period	164	166		(1)%	164	166		(1)%
Average daily aircraft utilization (hours)	10.3	8.7		18%	9.5	9.4		1%
Passengers (thousands)	9,805	8,325		18%	27,859	24,663		13%
Average seats per departure	213	209		2%	212	208		2%
RPMs (millions)	9,000	7,815		15%	25,601	23,451		9%
Load factor	78.8%	80.7%	(1.9)	pts	79.2%	78.3%	0.9	pts
Fare revenue per passenger ($)	67.82	39.74		71%	62.01	41.70		49%
Non-fare passenger revenue per passenger ($)	67.47	62.78		7%	64.12	65.18		(2)%
Other revenue per passenger ($)	2.93	3.92		(25)%	4.04	3.68		10%
Total ancillary revenue per passenger ($)	70.40	66.70		6%	68.16	68.86		(1)%
Total revenue per passenger ($)	138.22	106.44		30%	130.17	110.56		18%
RASM (¢)	11.87	9.14		30%	11.22	9.10		23%
RASM, stage-length adjusted to 1,000 miles (¢) (c)	11.21	8.76		28%	10.61	8.77		21%
Adjusted fare revenue per passenger ($)(b)	67.82	39.74		71%	62.46	41.70		50%
Adjusted non-fare passenger revenue per passenger ($)(b)	67.47	62.78		7%	66.29	65.18		2%
Adjusted other revenue per passenger ($)(b)	2.93	3.92		(25)%	4.04	3.68		10%
Adjusted total ancillary revenue per passenger ($)(b)	70.40	66.70		6%	70.33	68.86		2%
Adjusted total revenue per passenger ($)(b)	138.22	106.44		30%	132.79	110.56		20%
Adjusted RASM (¢)(b)	11.87	9.14		30%	11.44	9.10		26%
Adjusted RASM, stage-length adjusted to 1,000 miles (¢)(b)(c)	11.21	8.76		28%	10.83	8.77		23%
CASM (¢)	12.81	9.95		29%	12.73	9.77		30%
CASM (excluding fuel) (¢)(b)	9.09	7.53		21%	9.23	7.42		24%
CASM + net interest (¢)(b)	12.78	9.94		29%	12.70	9.73		31%
Adjusted CASM (¢)(b)	11.56	9.95		16%	11.64	9.77		19%
Adjusted CASM (excluding fuel) (¢)(b)	7.84	7.53		4%	8.15	7.42		10%
Adjusted CASM (excluding fuel), stage-length adjusted to 1,000 miles (¢)(b)(c)	7.40	7.21		3%	7.71	7.15		8%
Adjusted CASM + net interest (¢)(b)	11.52	9.94		16%	11.61	9.73		19%
Adjusted CASM + net interest, stage-length adjusted to 1,000 miles (¢)(b)(c)	10.87	9.52		14%	10.98	9.37		17%
Fuel cost per gallon ($)	3.96	2.54		56%	3.70	2.48		49%
Fuel gallons consumed (thousands)	107,214	92,188		16%	304,965	282,827		8%
Full-time equivalent employees	8,187	7,535		9%	8,187	7,535		9%

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
(c)Stage-Length Adjusted (SLA) to 1,000 miles: Applicable Operating Statistic * Square root (stage length / 1,000).
Liquidity and Capital Resources
Overview
As of September 30, 2026, our total available liquidity was $1,178 million, consisting of $958 million of unrestricted cash and cash equivalents and $220 million of funds available under our undrawn Revolving Loan Facility. As of September 30, 2026, we had $482 million of total debt, net, of which $160 million is short-term and consists primarily of amounts outstanding under our Pre-delivery Credit Facilities. Our total debt, net as of September 30, 2026 is comprised of $180 million outstanding under our Pre-delivery Credit Facilities, $140 million outstanding under our pre-purchased miles facility with Barclays, $100 million of class A-1 enhanced equipment trust certificates (the “2025-1 EETCs”) and $66 million in 10-year notes (collectively, the “PSP Promissory Notes”) from the U.S. Department of the Treasury (the “Treasury”), partially offset by $4 million in deferred debt acquisition costs.
In connection with the term loan facility entered into with the Treasury in September 2020, which was repaid in full in February 2022, and the PSP Promissory Notes, we issued warrants (the “Warrants”) to purchase 3,117,940 shares of FGHI common stock at a weighted-average price of $6.95 per share. In June 2024, the Treasury sold all such Warrants to a financial institution. During the nine months ended September 30, 2026, 237,274 warrants expired and as of September 30, 2026, no warrants remain outstanding.
We continue to monitor our covenant compliance with various parties, including, but not limited to, our lenders and credit card processors. As of the date of this report, we are in compliance with all of our covenants.
The following table presents the major indicators of our financial condition and liquidity as of:

	September 30, 2026	December 31, 2025
	($ in millions)
Cash and cash equivalents	$976	$671
Total current assets, excluding cash and cash equivalents	$375	$287
Total current liabilities, excluding current maturities of long-term debt, net and operating leases	$1,284	$1,023
Current maturities of long-term debt, net	$160	$301
Long-term debt, net	$322	$313
Stockholders’ equity	$37	$491
Debt to capital ratio	93%	56%
Debt to capital ratio, including operating lease obligations	99%	92%
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
Our single largest capital commitment relates to the acquisition of aircraft. As of September 30, 2026, we operated a total of 164 aircraft under operating leases. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each aircraft’s delivery date. As of September 30, 2026, our Pre-delivery Credit Facilities, which allow us to draw up to an aggregate of $285 million, had $180 million outstanding. As of September 30, 2026, we had $272 million of PDPs held by Airbus which have been partially financed by our Pre-delivery Credit Facilities.
As of September 30, 2026, we had a firm obligation to purchase 151 A320neo family aircraft and 20 additional spare engines to be delivered by 2033. Of our remaining aircraft commitments, 12 had committed operating leases for deliveries occurring between 2026 and 2029. We intend to evaluate financing options for the remaining aircraft, excluding the 11 aircraft included within the Aircraft Sale Agreement.
The following table summarizes current and long-term material cash requirements as of September 30, 2026, which we expect to fund primarily with operating and financing cash flows (in millions):

	Material Cash Requirements
	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Debt obligations(a)	$62	$102	$39	$9	$42	$232	$486
Interest commitments(b)	10	26	20	19	17	63	155
Operating lease obligations(c)	208	757	781	737	645	3,188	6,316
Flight equipment purchase obligations(d)	318	533	1,224	1,045	1,557	5,510	10,187
Total	$598	$1,418	$2,064	$1,810	$2,261	$8,993	$17,144
__________________
(a)Includes principal commitments only associated with our Pre-delivery Credit Facilities with borrowings as of September 30, 2026, the PSP Promissory Notes through 2031, our class A-1 enhanced equipment certificate through 2032 and our affinity card unsecured debt due through 2037. See “Notes to Condensed Consolidated Financial Statements — 5. Debt.”
(b)Represents interest and commitment fees on debt obligations and our undrawn Revolving Loan Facility.
(c)Represents gross cash payments related to our operating fixed lease obligations that are not subject to discount as compared to the obligations measured on our condensed consolidated balance sheets. Also includes lease return obligations related to the Early Return Agreements. See “Notes to Condensed Consolidated Financial Statements — 6. Operating Leases.”
(d)Represents purchase commitments for aircraft and engines. See “Notes to Condensed Consolidated Financial Statements — 8. Commitments and Contingencies.”

Cash Flows
The following table presents information regarding our cash flows in the nine months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$150	$(434)
Net cash provided by (used in) investing activities	120	(158)
Net cash provided by financing activities	35	418
Net increase (decrease) in cash, cash equivalents and restricted cash	305	(174)
Cash, cash equivalents and restricted cash at beginning of period	671	740
Cash, cash equivalents and restricted cash at end of period	$976	$566
Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities totaled $150 million, which was driven by $140 million of non-cash adjustments and $476 million of inflows from changes in operating assets and liabilities, partially offset by a $466 million net loss.
The $476 million of inflows from changes in operating assets and liabilities included:
•$615 million in increases in other liabilities primarily driven by increased leased aircraft return accruals including the impacts from the Early Return Agreements, the prepaid loyalty program consideration received, the TSA Reserve, cash received for supplier incentives, and increases to other operational related accruals; and
•$148 million in increases in our air traffic liability primarily driven by increased bookings on higher average fares; partially offset by
•$164 million in increases in other long-term assets primarily driven by increases in capitalized maintenance and prepaid maintenance;
•$81 million in increases in accounts receivable;
•$25 million in decreases in accounts payable; and
•$17 million in increases in supplies and other current assets.
Our net loss of $466 million was also adjusted by the following non-cash items to arrive at cash provided by operating activities:
•$180 million in adjustments for the Early Return Agreements primarily related to non-cash impacts from non-recoverable capitalized prepaid maintenance and accelerated depreciation;
•$83 million in depreciation and amortization; and
•$15 million in stock-based compensation expense; partially offset by
•$126 million in gains recognized on sale-leaseback transactions; and
•$12 million in deferred income tax benefit.

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
Investing Activities
During the nine months ended September 30, 2026, net cash provided by investing activities totaled $120 million, driven by:
•$156 million in net inflows for PDP activity; partially offset by
•$35 million in cash outflows for capital expenditures; and
•$1 million in cash outflows for other investing activity.
During the nine months ended September 30, 2025, net cash used in investing activities totaled $158 million, driven by:
•$105 million in net outflows for PDP activity; and
•$53 million in cash outflows for capital expenditures.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $35 million, driven by:
•$172 million in net proceeds received from sale-leaseback transactions; and
•$77 million in cash proceeds from debt issuances, consisting of $38 million drawn on our Pre-delivery Credit Facilities and $39 million in draws on our Barclays facility; partially offset by
•$211 million in cash outflows from principal repayments on debt related to our Pre-delivery Credit Facilities and 2025-1 EETCs; and
•$3 million in cash outflows for payments related to tax withholdings of share-based awards.

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
As of September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our results of operations, financial condition or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2026. For information regarding our critical accounting policies and estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Part II, Item 7 of our 2025 Annual Report.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel and are also impacted by the number of aircraft in use and the number of flights we operate. Aircraft fuel represented approximately 29%, 27%, 24% and 24% of total operating expenses for the three and nine months ended September 30, 2026 and 2025, respectively. Unexpected changes in the pricing of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. Based on our fuel consumption during the nine months ended September 30, 2026, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $113 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
We do not have a share repurchase program and no shares were repurchased during the third quarter of 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement” except as follows:
On August 4, 2026, Trevor Stedke, our Senior Vice President of Operations, terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which was originally adopted on May 12, 2026 for the sale of 167,277 shares of our common stock, plus an indeterminable number of shares to be acquired upon the future vesting of restricted and performance stock units, and was scheduled to expire on May 10, 2028. On August 7, 2026, Mr. Stedke adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of an indeterminable number of shares to be acquired upon the future vesting of restricted and performance stock units, until May 10, 2028.
On September 30, 2026, Steve Schuller, our Senior Vice President of Human Resources, terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), which was originally adopted on June 3, 2026 for the sale of up to 60,000 shares of our common stock until April 30, 2028.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File Number	Date	Number

3.1	Amended and Restated Certificate of Incorporation of Frontier Group Holdings, Inc.	8-K	001-40304	5/16/2025	3.1

3.2	Amended and Restated Bylaws of Frontier Group Holdings, Inc.	8-K	001-40304	7/25/2024	3.1

4.1	Form of Common Stock Certificate.	S-1	333-254004	3/8/2021	4.2

4.2	Form of Common Stock Warrant.	10-Q	001-40304	8/8/2024	4.2

10.1†^	Amendment No. 6 to Rate per Flight Hour Agreement, dated as of August 25, 2026, by and between CFM International, Inc. and Frontier Airlines, Inc.					X

10.2†	Amendment No. 2 to Rate per Flight Hour Agreement, dated as of August 4, 2026, by and between CFM International, Inc. and Frontier Airlines, Inc.					X

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

FRONTIER GROUP HOLDINGS, INC.

Date: October 28, 2026	By:	/s/ Mark C. Mitchell
Mark C. Mitchell
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)